Form 10-Q
period 1996-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1996-05-15
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1996, OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.

                         Commission File No.: 0-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                           72-1278948
    -----------------------        ----------------------------------------
(Sate or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              identification number)

13000 Sawgrass Village, Suite 41
    Ponte Vedra Beach, Florida                    32082
 ---------------------------------    ----------------------------------
(Address of principal executive                     (Zip Code)
 offices)


                                (904) 273-0004
- - --------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                        ----

At May 6, 1996, there were 21,102,198 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               March 31, 1996 and December 31, 1995..............         3

               Condensed Consolidated Statements of Income -
               Three Months Ended March 31, 1996
               and 1995..........................................         4

               Condensed Consolidated Statements of Cash Flow -
               Three Months Ended March 31, 1996 and 1995........         5

               Notes to Condensed Consolidated Financial
               Statements - March 31, 1996.......................         6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....         9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K...................        14

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets


                                                   March 31                       December 31
                                                     1996                           1995 (1)
                                                  ---------                       ----------
                                                  (Unaudited)
                                                                 (in thousands)
ASSETS:

Current assets:
 Cash and cash equivalents                               $ 13,254                 $18,779
 Investments                                               13,458                  14,804
 Patient receivables, net                                   4,562                   3,860
 Unbilled patient receivables, net                         13,225                  12,265
 Amounts receivable from
  orthodontic entities                                      2,021                   2,260
 Supplies inventory, prepaid expenses
  and other assets                                          3,621                   2,476
                                                         --------                 -------
Total current assets                                       50,141                  54,444
Property, equipment & improvements, net                    15,505                  14,014
Investments                                                13,971                  13,089
Amounts receivable from orthodontic
 entities, less current portion                             5,991                   4,903
Intangible assets                                           6,143                   5,928
Other assets                                                  351                     195
                                                         --------                 -------
Total assets                                             $ 92,104                 $92,573
                                                         ========                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other current
  liabilities                                            $  4,506                 $ 7,056
 Deferred income taxes                                      2,706                   2,468
 Current portion of long-term debt                          1,132                   1,142
                                                         --------                 -------
Total current liabilities                                   8,344                  10,666
Deferred income taxes                                         540                   1,246
Long-term debt, less current portion                        3,002                   3,348

Stockholders' Equity:
 Preferred stock                                              ---                     ---
 Common stock, $.01 par value per share,
  30,000,000 shares authorized, 20,906,764
   shares outstanding at March 31, 1996 and
   20,889,764 shares outstanding
   at December 31, 1995                                       209                     209
 Additional paid-in capital                                69,523                  69,352
 Retained earnings                                         10,486                   7,752
                                                         --------                 -------
Total stockholders' equity                                 80,218                  77,313
                                                         --------                 -------
Total liabilities and
 stockholders' equity                                    $ 92,104                 $92,573
                                                         ========                 =======

(1) The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                     Three Months Ended
                                           March 31
                           ----------------------------------
                                 1996                  1995
                           ----------------------------------
                                    (in thousands, except
                                       per share data)

Net revenue                   $13,719                $8,465

Direct expenses:
 Employee costs                 3,985                 2,341
 Orthodontic supplies           1,099                   606
 Rent                           1,191                   639
 Advertising and marketing      1,302                   801
                               -------               ------
                                7,577                 4,387

General and administrative      1,740                 1,080
Depreciation and amortization     488                   280
                                -------              ------
Operating profit                3,914                 2,718


Interest expense                 (104)                 (115)
Interest income                   672                   284
                               -------               ------
Income before income taxes      4,482                 2,887

Provision for income taxes      1,748                 1,097
                              -----------------------------
Net income                    $ 2,734               $ 1,790
                              =============================


Earnings per common and
 common equivalent share      $  0.13               $  0.11
                              =======               =======

Earnings per common share -
 assuming full dilution       $  0.13               $  0.10
                              =======               =======


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                          Three Months Ended
                                              March 31
                                    -----------------------------
                                       1996                 1995
                                    -----------------------------
                                            (in thousands)

Cash used in operations            $ (3,609)             $  (308)

Investing Activities:
 Purchase of property, equipment
  and improvements                   (1,918)               (1,989)
 Net proceeds from
  available-for-sale investments        464                   ---
 Intangible assets acquired            (276)                 (449)
                                    ------------------------------
 Cash used in investing activities   (1,730)               (2,438)

 Financing activities:
  Issuance of common stock              170                 2,755
  Repayment of long-term debt          (356)                 (532)
                                    ------------------------------
 Cash provided by (used in)
  financing activities                 (186)                2,223
                                    ------------------------------
 Decrease in cash and cash
  equivalents                        (5,523)                 (523)
 Cash & cash equivalents at
  beginning of period                18,779                17,108
                                   -------------------------------
 Cash & cash equivalents at
  end of period                    $ 13,254              $ 16,585
                                   ===============================

Supplemental cash flow information
  Interest                         $    104              $    119
                                   ===============================
  Income taxes                     $  4,622              $    880
                                   ===============================

Supplemental disclosures of
non-cash investing and financing
activities:

  Long term debt and common stock
  issued to acquire intangible and
  other assets                     $    170              $  1,882
                                   ================================



See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1996

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 153 orthodontic centers located in 24 states as of March 31, 1996.

    The accompanying audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Orthodontic Centers of America, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

    During the three-month period ended March 31, 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of the Statements had no effect on the Company's financial statements.

2.  REVENUE RECOGNITION

    The Company's services are provided under service, management and consulting agreements with the orthodontic entities ("management agreements"). These management agreements are for terms of 20 years. The practicing orthodontists own the orthodontic entity.

    Net revenue earned by the Company under the management agreements with orthodontic entities is equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The Company's management fee also includes a $25,000 annual fee paid to the Company for certain free-standing centers. The orthodontic entities retain all orthodontic center revenue not paid to the Company as the management fee. The amounts retained by the orthodontic entities are dependent on their financial performance, based

                     Orthodontic Centers of America, Inc.

2. REVENUE RECOGNITION (CONTINUED)

   in significant part on the orthodontic entities' cash receipts and disbursements. Under the terms of the management agreements, the orthodontic entities assign their receivables (billed and unbilled) to the Company in payment of their management fees. The Company is responsible for collections.

3. EARNINGS PER COMMON SHARE

   Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period. All earnings per share numbers reported have been adjusted for the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend, effective December, 1995. The weighted average number of primary and fully diluted shares for the three months ended March 31, 1996 were 20,900,973 and 21,647,667, respectively. The weighted average number of primary and fully diluted shares outstanding for the three months ended March 31, 1995 were 17,050,456 and 17,314,040, respectively.

4. CONTINGENCIES

   On March 4 1996, the Company was served with a complaint filed against the Company, Dr. Lazzara and Mr. Palmisano on February 20, 1996 in the United States District Court for the Southern District of California. The complaint alleges that the Company breached the terms of an agreement with the plaintiff whereby the plaintiff was granted the right to be the exclusive recruiter of orthodontists to affiliate with the Company in the states of California, Nevada and Utah. The complaint further alleges that the Company interfered with the plaintiff's business advantage by entering into direct negotiations with orthodontists in those states, and that the Company breached a duty to the plaintiff of good faith and fair dealing. A specific amount of damages was not indicated in the complaint. Due to the recent filing of the complaint, the Company, as of March 31, 1996, had not yet filed an answer in response; however, management believes that the action lacks merit and that the Company has fully performed its obligations under the agreement to date, including the payment of all fees required thereunder. Further, management believes that the Company has meritorious claims that it may assert against the plaintiff. Management intends to defend the action vigorously and does not believe that this action will have a material adverse effect on the Company's results of operations or financial condition.

                     Orthodontic Centers of America, Inc.

5.  SUBSEQUENT EVENTS

    On April 3, 1996, the Company issued 195,434 shares of common stock upon the exercise of stock options. This issuance resulted in net proceeds of $1,089,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 157 orthodontic centers (the "Orthodontic Centers") in 24 states at May 6, 1996.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                                Three
                                                                                              months ended
                                                         Year ended December 31,               March 31,
                                       1991          1992       1993         1994      1995      1996
                                      -----          -----     -----         ----      -----   ---------
Number of centers at
  beginning of period                 18               31            47           55     75         145
Number of centers
  developed during period              9                5             4           22     44           8
Number of centers
  acquired during period               5               17             5            1     29           0
Number of centers
  consolidated during period          (1)              (6)           (1)          (3)    (3)          0
                                    ----             ----          ----         ----   ----        ----
Number of centers
  at end of period                    31               47            55           75    145         153
                                    ====             ====          ====         ====   ====        ====

- - ---------------------
* Since March 31, 1996, the Company had developed two additional Orthodontic Centers and acquired two management agreements for two Orthodontic Centers, resulting in a total of 157 Orthodontic Centers at May 6, 1996.

     At May 6, 1996, 17 Orthodontic Centers, including 15 Orthodontic Centers added in August 1995 in connection with the affiliation of an existing practice with the Company, were located in a general dentist's office. The Company intends to relocate these 17 Orthodontic Centers to free-standing locations as soon as practicable. In developing additional Orthodontic Centers, the Company intends to locate the Orthodontic Centers only in free-standing locations. By locating in free-standing locations, Orthodontic Centers are able to increase available operating days and thereby enhance their revenue producing capability.

     Of the 157 Orthodontic Centers at May 6, 1996, 96 were developed by the Company and 61 were existing orthodontic practices whose assets were acquired by the Company. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into long-term agreements with, existing practices. The average cost of developing a new Orthodontic Center is approximately $230,000 including the cost of equipment, leasehold improvements, working capital and funding of losses associated with the initial operations of the Orthodontic Center. Of this amount, approximately $45,000 is financed by the Company to fund the Affiliated Orthodontist's professional entities' ("Affiliated Orthodontic Entities") share of operating losses as an unsecured advance repayable over a five-year period with interest at 1.5% per annum above the prime rate. Repayment commences upon the Orthodontic Center realizing positive cash flow from operations, which generally occurs approximately 12 months after the Orthodontic Center has begun operations. In addition, the Company makes advances of approximately $20,000 to new Affiliated Orthodontic Entities during the first year of an Orthodontic Center's operations which bear no interest and are typically repaid during the second year of the Orthodontic Center's operations.

     Typically, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Center becomes increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. The Company's experience has generally been that after 26 months of operations, the Orthodontic Center's growth in patient base begins to stabilize as patients complete treatment. An Orthodontic Center can increase the number of patients treated through improved efficiency of the clinical staff and additional operating days for the Affiliated Orthodontists. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies, including increased advertising and efficient patient scheduling.

     The Company earns its revenue from long-term service, management or consulting agreements entered into with Affiliated Orthodontic Entities. Pursuant to the service and management agreements, Affiliated Orthodontic Entities pay a fee to the Company equal to approximately 24% of new patient contract balances of the Affiliated Orthodontic Entities in the first month of treatment plus the balance ratably over the remainder of the patient contract, less amounts retained by the Affiliated Orthodontic Entity. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company in the Combination Transaction.

     The amounts retained by an Affiliated Orthodontic Entity are dependent on its financial performance, based in significant part on its profitability on a cash basis, as provided in the service and management agreements. In exchange for its fee, the Company provides capital for the development and growth of Orthodontic Centers and manages the business and marketing aspects of Orthodontic Centers, including implementing advertising and marketing programs, preparing budgets, purchasing inventory, providing patient scheduling systems, billing and collecting fees and maintaining records. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred.

     The terms of consulting agreements differ significantly from the terms of service and management agreements and vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. Generally, in those states, the Company may only provide consulting services to the orthodontists and may not manage the orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to the consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

     Employee costs consist of wages, salaries and benefits paid to all employees of the Company, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of provision for losses of patient contracts and receivables, professional service fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, and printing and shipping expense.

     Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers are expected to implement a price increase from $89 per month with a final payment of $356 to $98 per month with a final payment of $398.

SEASONALITY

     An Orthodontic Center experiences its highest volume of new cases in the summer and certain other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist to commence treatment. Consequently, an Orthodontic Center experiences higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, an Orthodontic Center experiences reduced volume and fourth quarter revenue for an Orthodontic Center is generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional Orthodontic Centers.

RESULTS OF OPERATIONS
     The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.

                                  Three Months Ended
                                       March 31,
                                  1996          1995
                                 ------        ------

Net revenue                      100.0%        100.0%
                                 ------        -----
Direct expenses
 Employee cost                    29.0          27.7
 Orthodontic supplies              8.0           7.1
 Rent                              8.7           7.5
 Advertising and marketing         9.5           9.5
                                 -----          -----
  Total direct expenses           55.2          51.8
General and administrative        12.7          12.8
Depreciation and amortization      3.6           3.3
                                 -----         -----
Operating profit                  28.5          32.1
Interest (income) expense         (4.1)         (2.0)
                                 -----         -----
Income before income taxes        32.6          34.1
Provision for income taxes        12.7          13.0
                                 -----         -----
Net income                        19.9%         21.1%
                                 =====         =====

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     NET REVENUE. Net revenue increased 62.1% from $8.5 million for the three months ended March 31, 1995 to $13.7 million for the three months ended March 31, 1996. Approximately $3.4 million of this increase was attributable to the 78 (net of consolidations) Orthodontic Centers opened since January 1, 1995, approximately $1.3 million to the growth in net revenue of the 75 Orthodontic Centers open throughout both periods, and approximately $500,000 related to the affiliated Orthodontic Entities' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 35,000 at March 31, 1995 to approximately 57,000 at March 31, 1996.


     EMPLOYEE COSTS. Employee costs increased 70.2% from $2.3 million for the three months ended March 31, 1995 to $4.0 million for the three months ended March 31, 1996. As a percentage of net revenue, employee costs increased from 27.7% for the three months ended March 31, 1995 to 29.0% for the three months ended March 31, 1996. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 81.4% from $610,000 for the three months ended March 31, 1995 to $1.1 million for the three months ended March 31, 1996. As a percentage of net revenue, orthodontic supplies increased from 7.1% for the three months ended March 31, 1995 to 8.0% for the three months ended March 31, 1996. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 86.3% from $640,000 for the three months ended March 31, 1995 to $1.2 million for the three months ended March 31, 1996. As a percentage of net revenue, rent expense increased from 7.5% to 8.7%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 62.5% from $800,000 for the three months ended March 31, 1995 to $1.3 million for the three months ended March 31, 1996. Advertising and marketing expense remained constant as a percentage of net revenue at 9.5%. The increase in this expense resulted primarily from the addition of Orthodontic Centers after March 31, 1995.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 61.1% from $1.1 million for the three months ended March 31, 1995 to $1.7 million for the three months ended March 31, 1996. As a percentage of net revenue, however, general and administrative expense decreased from 12.8% to 12.7%. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after March 31, 1995.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 72.2% from $280,000 for the three months ended March 31, 1995 to $490,000 for the three months ended March 31, 1996. As a percentage of net revenue, depreciation and amortization expense increased from 3.3% to 3.6%. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after March 31, 1995.

     OPERATING PROFIT. Operating profit increased 44.0% from $2.7 million for the three months ended March 31, 1995 to $3.9 million for the three months ended March 31, 1996. As a percentage of net revenue, however, operating profit decreased from 32.1% to 28.5% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income increased 236.1% from $170,000 for the three months ended March 31, 1995 to $570,000 for the three months ended March 31, 1996. The increase in interest income resulted from the investment of the unexpended proceeds from the Company's public offering after March 31, 1995.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 59.3% from $1.1 million for the three months ended March 31, 1995 to $1.7 million for the three months ended March 31, 1996. As a percentage of net revenue, however, provision for income taxes decreased from 13.0% to 12.7%. in 1996, the Company's effective income tax rate increased from 38.0% to 39.0% as a result of higher net income which increased the Company's effective federal income tax rate.

     LIQUIDITY AND SOURCES OF CAPITAL. Cash used by operations was $3.4 million for the three month period ended March 31, 1996 as compared to the cash used by operations of $310,000 in the comparable period for 1995. Included in net cash used by operations for the 3 months ended March 31, 1996, were estimated tax payments of $4.6 million which exceeded the current quarterly tax provision by $2.9 million. The Company was able to use the cash basis of accounting for income tax purposes for through its tax year ended September 30, 1995.
Beginning with the tax year ending September 30, 1996, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed on October 1, 1995 will reverse over the two year period ending September 30, 1997. As a result, the Company estimates that its cash outlays for income taxes will exceed its provision for income taxes in 1996 and 1997 by approximately $5.0 million. In addition, the $2.7 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at March 31, 1996 increased $1.5 million over December 31, 1995 levels as a result of the increase in the number of patients. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit number      Description
     --------------      -----------
          27             Financial Data Schedule

     (B) REPORTS ON FORM 8-K
     The Company filed no reports on Form 8-K for the three months ended March 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Orthodontic Centers of America, Inc.
                     ------------------------------------
                                 (Registrant)



Date:  May 10, 1996  /s/ Bartholomew F. Palmisano, Sr.
                     ---------------------------------
                     Bartholomew F. Palmisano, Sr.
                     Chief Financial Officer, Senior Vice President Treasurer and Secretary