Form 10-Q
period 1996-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1996-08-14
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1996, OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _________ TO ___________.

                         Commission File No.: 0-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                   72-1278948
- -------------------------------               ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  identification number)

13000 Sawgrass Village, Suite 41
   Ponte Vedra Beach, Florida                            32082
- ---------------------------------             ----------------------------
(Address of principal executive                       (Zip Code)
       offices)


                                (904) 273-0004
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

At August 5, 1996, there were 21,119,198 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----
Part I.  Financial Information

      Item 1.  Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995...............        3

               Condensed Consolidated Statements of Income -
               Six Months Ended June 30, 1996
               and 1995..........................................        4

               Condensed Consolidated Statements of Income -
               Three Months Ended June 30, 1996
               and 1995..........................................        5

               Condensed Consolidated Statements of Cash Flow -
               Six Months Ended June 30, 1996 and 1995...........        6

               Notes to Condensed Consolidated Financial
               Statements - June 30, 1996........................        7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....       10

Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K..................       16

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets

                                              June 30  December 31
                                               1996      1995 (1)
                                              -------  ------------
                                           (Unaudited)
                                                  (in thousands)
ASSETS:

Current assets:
 Cash and cash equivalents                    $11,264     $ 18,779
 Investments                                   13,708       14,804
 Patient receivables, net                       5,157        3,860
 Unbilled patient receivables, net             15,295       12,265
 Amounts receivable from
  orthodontic entities                          2,100        2,260
 Supplies inventory, prepaid expenses
  and other assets                              4,409        2,476
                                              -------     --------
Total current assets                           51,934       54,444
Property, equipment & improvements, net        17,645       14,014
Investments                                    13,971       13,089
Amounts receivable from orthodontic
 entities, less current portion                 6,582        4,903
Intangible assets                               6,580        5,928
Other assets                                      229          195
                                              -------     --------
Total assets                                  $96,941     $ 92,573
                                              =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other current
  liabilities                                 $ 5,449     $  7,056
 Deferred income taxes                          2,272        2,468
 Current portion of long-term debt              1,108        1,142
                                              -------     --------
Total current liabilities                       8,829       10,666
Deferred income taxes                             ---        1,246
Long-term debt, less current portion            2,737        3,348

Stockholders' Equity:
 Preferred stock                                  ---          ---
 Common stock, $.01 par value per share,
  30,000,000 shares authorized, 21,119,198
   shares outstanding at June 30, 1996 and
   20,889,764 shares outstanding
   at December 31, 1995                           211          209
 Additional paid-in capital                    71,567       69,352
 Retained earnings                             13,597        7,752
                                              -------     --------
Total stockholders' equity                     85,375       77,313
                                              -------     --------
Total liabilities and
 stockholders' equity                         $96,941     $ 92,573
                                              =======     ========

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

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                  Six Months Ended
                                      June 30
                              -----------------------
                                   1996      1995
                              -----------------------
                              (in thousands, except
                                 per share data)

Net revenue                      $29,236   $17,701

Direct expenses:
  Employee costs                   8,402     5,052
  Orthodontic supplies             2,244     1,404
  Rent                             2,602     1,407
  Advertising and marketing        2,691     1,785
                                 -------   -------
                                  15,939     9,648

General and administrative         3,730     2,171
Depreciation and amortization      1,060       587
                                 -------   -------
Operating profit                   8,507     5,295


Interest expense                    (202)     (247)
Interest income                    1,277       650
                                 -------   -------
Income before income taxes         9,582     5,698


Provision for income taxes         3,737     2,165
                                 -------   -------
Net income                       $ 5,845   $ 3,533
                                 =======   =======


Earnings per common and dilutive
  common equivalent share

    Assuming no dilution         $  0.28   $  0.20
                                 =======   =======

    Assuming full dilution       $  0.27   $  0.20
                                 =======   =======

See notes to consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)


                                Three Months Ended
                                     June 30
                               ---------------------
                                  1996      1995
                               ---------------------
                               (in thousands, except
                                  per share data)

Net revenue                      $15,517    $9,236

Direct expenses:
 Employee costs                    4,418     2,711
 Orthodontic supplies              1,145       798
 Rent                              1,411       768
 Advertising and marketing         1,389       984
                                 -------   -------
                                   8,363     5,261

General and administrative         1,990     1,091
Depreciation and amortization        572       307
                                 -------   -------
Operating profit                   4,592     2,577

Interest expense                     (98)     (132)
Interest income                      606       366
                                 -------   -------
Income before income taxes         5,100     2,811


Provision for income taxes         1,989     1,068
                                 -------   -------
Net income                       $ 3,111   $ 1,743
                                 =======   =======

Earnings per common and dilutive
 common equivalent share

  Assuming no dilution           $  0.15   $  0.10
                                 =======   =======

  Assuming full dilution         $  0.14   $  0.10
                                 =======   =======




See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                        Six Months Ended
                                            June 30
                                        -----------------
                                         1996       1995
                                        -----------------
                                         (in thousands)

Cash used in operations                $(2,423)  $  (353)

Investing Activities:
 Purchase of property, equipment
  and improvements                      (4,550)   (4,046)
 Net proceeds from
  available-for-sale investments           214       ---
 Intangible assets acquired               (497)     (476)
                                       -------   -------
Cash used in investing activities       (4,833)   (4,522)



Financing activities:
 Issuance of common stock                  506    41,593
 Repayment of long-term debt              (765)     (758)
                                       -------   -------
Cash provided by (used in)
 financing activities                     (259)   40,835
                                       -------   -------


Increase (decrease) in cash
 and cash equivalents                   (7,515)   35,960
Cash & cash equivalents at
 beginning of period                    18,779    17,108
                                       -------   -------
Cash & cash equivalents at
 end of period                         $11,264   $53,068
                                       =======   =======


Supplemental cash flow information
 Interest paid                         $   202   $   132
                                       =======   =======

 Income taxes paid                     $ 7,027   $ 2,165
                                       =======   =======

Supplemental disclosures of
non-cash investing and financing
activities:

   Long term debt and common stock
   issued to acquire intangible and
   other assets                        $   295   $ 1,822
                                       =======   =======



See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1996


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 162 orthodontic centers located in 25 states as of June 30, 1996.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Orthodontic Centers of America, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

During the three month period ended March 31, 1996, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of the Statements had no effect on the Company's financial statements.



2.  REVENUE RECOGNITION

The Company's services are provided under service, management and consulting agreements with orthodontic entities ("management agreements"). These management agreements are for terms of generally at least 20 years. The practicing orthodontists affiliated with the Company own these orthodontic entities.

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

3.   EARNINGS PER COMMON SHARE

Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period. All earnings per share numbers reported have been adjusted for the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend in December 1995. The weighted average shares outstanding for the three months ended June 30, 1996 was 21,107,802. Common stock equivalents were immaterial for the three months ended June 30, 1996. The weighted average number of primary and fully diluted shares for the six months ended June 30, 1996 were 21,004,388 and 21,687,816, respectively. The weighted average shares outstanding for the three and six months ended June 30, 1995 were 17,591,140 and 17,321,494, respectively. Common stock equivalents were immaterial for the three and six months ended June 30, 1995.

4.   CONTINGENCIES

On March 4, 1996, the Company was served with a complaint filed against the Company, Dr. Lazzara and Mr. Palmisano on February 20, 1996 in the United States District Court for the Southern District of California. The complaint alleges that the Company breached the terms of an agreement with the plaintiff whereby the plaintiff was granted the right to recruit orthodontists to affiliate with the Company in the states of California, Nevada and Utah. The complaint further alleges that the Company interfered with the plaintiff's business advantage by entering into direct negotiations with orthodontists in those states, and that the Company breached a duty to the plaintiff of good faith and fair dealing. A specific amount of damages was not indicated in the complaint. Due to the recent filing of the complaint, the Company, as of June 30, 1996, had not yet filed an answer in response; however, management believes that the action lacks merit and that the Company has fully performed its obligations under the agreement to date, including the payment of all fees required thereunder. Further, management believes that the Company has meritorious claims that it may assert against the plaintiff. Management intends to defend the action vigorously and does not believe that this action will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 180 orthodontic centers (the "Orthodontic Centers") in 25 states at August 5, 1996.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                    Six months ended
                                         Year ended December 31,        June 30,
                                1991    1992   1993   1994   1995         1996
                                -----  ------  -----  -----  -----  -----------------
Number of centers at
  beginning of period             18      31     47     55     75         145
Number of centers
  developed during period          9       5      4     22     44          15
Number of centers
  acquired during period           5      17      5      1     29           7
Number of centers
  consolidated during period      (1)     (6)    (1)    (3)    (3)         (5)
                                ----    ----   ----   ----   ----        ----
Number of centers
  at end of period                31      47     55     75    145         162
                                ====    ====   ====   ====   ====        ====

- ------------------
* Since June 30, 1996, the Company had developed 14 additional Orthodontic Centers and acquired three management agreements for four Orthodontic Centers, resulting in a total of 180 Orthodontic Centers at August 5, 1996.

          At August 5, 1996, 16 Orthodontic Centers, including 14 Orthodontic Centers added in August 1995 in connection with the affiliation of an existing practice with the Company, were located in a general dentist's office. The company intends to relocate these 16 Orthodontic Centers to free-standing locations as soon as practicable. In developing additional Orthodontic Centers, the Company intends to locate the Orthodontic Centers only in free-standing locations. By locating in free-standing locations, Orthodontic Centers are able to increase available operating days and thereby enhance their revenue producing capability.

          Of the 180 Orthodontic Centers at August 5, 1996, 115 were developed by the Company and 65 were existing orthodontic practices whose assets were acquired by the Company. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into long-term agreements with, existing practices. The average cost of developing a new Orthodontic Center is approximately $230,000, including the cost of equipment, leasehold improvements, working capital and funding of losses associated with the initial operations of the Orthodontic Center. Of this amount, approximately $45,000 is financed by the Company to fund the Affiliated Orthodontist's professional entities' ("Affiliated Orthodontic Entities") share of operating losses as an unsecured advance repayable over a five-year period with interest at 1.5% per annum above the prime rate. Repayment commences upon the Orthodontic Center realizing positive cash flow from operations, which generally occurs approximately 12 months after the Orthodontic Center has begun operations. In addition, the Company advances approximately $20,000 to new Affiliated Orthodontic Entities during the first year of an Orthodontic Center's operations, which advances bear no interest and are typically repaid during the second year of the Orthodontic Center's operations.

          Typically, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers typically have become increasingly more productive and profitable as more new patients have been added and existing patients have returned for monthly follow-up visits. The Company's experience has generally been that after 26 months of operations, the Orthodontic Center's growth in patient base begins to stabilize as patients complete treatment. The Orthodontic Centers have increased the number of patients treated through improved efficiency of the clinical staff and additional operating days for the Affiliated Orthodontists. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies, including increased advertising and efficient patient scheduling.

          The Company earns its revenue from long-term service, management or consulting agreements entered into with Affiliated Orthodontic Entities. Pursuant to the service and management agreements, Affiliated Orthodontic Entities pay a fee to the Company equal to approximately 24% of new patient contract balances of the Affiliated Orthodontic Entities in the first month of treatment plus the balance ratably over the remainder of the patient contract, less amounts retained by the Affiliated Orthodontic Entity. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company prior to its initial public offering.

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

          The terms of consulting agreements differ significantly from the terms of service and management agreements and are used in the limited number of states in which the Company may only provide consulting services to the orthodontists and may not manage the orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to the consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

          Employee costs consist of wages, salaries and benefits paid to all employees of the Company, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of provision for losses of patient contracts and receivables, accounting, legal and other professional service fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, and printing and shipping expense.

          Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers have begun to implement a price increase from $89 per month with a final payment of $356 to $98 per month with a final payment of $398.

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

                                     Six Months Ended       Three Months Ended
                                         June 30,                June 30,
                                     1996        1995        1996        1995
                                     ----        ----        ----        ----

Net revenue                         100.0%      100.0%      100.0%      100.0%
                                    -----       -----       -----       -----
Direct expenses
  Employee cost                      28.7        28.5        28.5        29.4
  Orthodontic supplies                7.7         7.9         7.4         8.6
  Rent                                8.9         7.9         9.1         8.3
  Advertising and marketing           9.2        10.1         9.0        10.7
                                    -----       -----       -----       -----
        Total direct expenses        54.5        54.5        54.0        57.0
General and administrative           12.8        12.3        12.8        11.8
Depreciation and amortization         3.6         3.3         3.7         3.3
                                    -----       -----       -----       -----
Operating profit                     29.1        29.9        29.5        27.9
Interest (income) expense            (3.7)       (2.3)       (3.3)       (2.5)
                                    -----       -----       -----       -----
Income before income taxes           32.8        32.2        32.8        30.4
Provision for income taxes           12.8        12.2        12.8        11.6
                                    -----       -----       -----       -----
Net income                           20.0%       20.0%       20.0%       18.9%
                                    =====       =====       =====       =====


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     NET REVENUE. Net revenue increased 65.2% from $17.7 million for the six months ended June 30, 1995 to $29.2 million for the six months ended June 30, 1996. Approximately $7.0 million of this increase was attributable to the 87 (net of consolidations) Orthodontic Centers opened since January 1, 1995, approximately $3.2 million to the growth in net revenue of the 75 Orthodontic Centers open throughout both periods, and approximately $970,000 related to the Affiliated Orthodontic Entities' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 39,000 at June 30, 1995 to approximately 62,000 at June 30, 1996.

     EMPLOYEE COSTS. Employee costs increased 66.3% from $5.1 million for the six months ended June 30, 1995 to $8.4 million for the six months ended June 30, 1996. As a percentage of net revenue, employee costs increased from 28.5% for the six months ended June 30, 1995 to 28.7% for the six months ended June 30, 1996. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 59.8% from $1.4 million for the six months ended June 30, 1995 to $2.2 million for the six months ended June 30, 1996. As a percentage of net revenue, however, orthodontic supplies decreased from 7.9% for the six months ended June 30, 1995 to 7.7% for the six months ended June 30, 1996. Cost improvements attained through bulk purchasing offset the increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 84.9% from $1.4 million for the six months ended June 30, 1995 to $2.6 million for the six months ended June 30, 1996. As a percentage of net revenue, rent expense increased from 7.9% to 8.9%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 50.8% from $1.8 million for the six months ended June 30, 1995 to $2.7 million for the six months ended June 30, 1996. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1995. As a percentage of net revenue, advertising and marketing expense decreased from 10.1% for the six months ended June 30, 1995 to 9.2% for the six months ended June 30, 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 71.8% from $2.2 million for the six months ended June 30, 1995 to $3.7 million for the six months ended June 30, 1996. As a percentage of net revenue general and administrative expense decreased from 12.3% to 12.8%. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1995.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 80.6% from $590,000 for the six months ended June 30, 1995 to $1.1 million for the six months ended June 30, 1996. As a percentage of net revenue, depreciation and amortization expense increased from 3.3% to 3.6%. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after June 30, 1995.

     OPERATING PROFIT. Operating profit increased 60.7% from $5.3 million for the six months ended June 30, 1995 to $8.5 million for the six months ended June 30, 1996. As a percentage of net revenue, however, operating profit decreased from 29.9% to 29.1% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income increased 166.1% from $400,000 for the six months ended June 30, 1995 to $1.1 million for the six months ended June 30, 1996. The increase in interest income resulted from the investment of the unexpended proceeds from the Company's public offering after the June 23, 1995 offering date.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 72.6% from $2.2 million for the six months ended June 30, 1995 to $3.7 million for the six months ended June 30, 1996. As a percentage of net revenue, provision for income taxes increased from 12.2% to 12.8%. In 1996, the Company's effective income tax rate increased from 38.0% to 39.0% as a result of higher pretax income which increased the Company's effective federal income tax rate.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     NET REVENUE. Net revenue increased 68.0% from $9.2 million for the three months ended June 30, 1995 to $15.5 million for the three months ended June 30, 1996. Approximately $3.2 million of this increase was attributable to the 72 (net of consolidations) Orthodontic Centers opened since April 1, 1995, approximately $2.3 million to the growth in net revenue of the 90 Orthodontic Centers open throughout both periods, and approximately $500,000 related to the Affiliated Orthodontic Entities' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. Approximately $120,000 of the remaining increase resulted from the sale of ownership interests in Orthodontic Centers obtained by the Company in its
combination transaction.   The number of patient contracts increased from
approximately 39,000 at June 30, 1995 to approximately 62,000 at June 30, 1996.

     EMPLOYEE COSTS. Employee costs increased 63.0% from $2.7 million for the three months ended June 30, 1995 to $4.4 million for the three months ended June 30, 1996. The increase in this expense was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers. As a percentage of net revenue, however, employee costs decreased from 29.4% for the three months ended June 30, 1995 to 28.5% for the three months ended June 30, 1996. The decrease in employee costs as a percentage of net revenue resulted from increased efficiency in scheduling and monitoring employee productivity for all patient days.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 43.5% from $800,000 for the three months ended June 30, 1995 to $1.1 million for the three months ended June 30, 1996. As a percentage of net revenue, however, orthodontic supplies decreased from 8.6% for the three months ended June 30, 1995 to 7.4% for the three months ended June 30, 1996. Cost improvements attained through bulk purchasing offset the increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 83.7% from $770,000 for the three months ended June 30, 1995 to $1.4 million for the three months ended June 30, 1996.
As a percentage of net revenue, rent expense increased from 8.3% to 9.1%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 41.2% from $980,000 for the three months ended June 30, 1995 to $1.4 million for the three months ended June 30, 1996. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1995. As a percentage of net revenue, advertising and marketing expense decreased from 10.7% for the three months ended June 30, 1995 to 9.0% for the three months ended June 30, 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 82.4% from $1.1 million for the three months ended June 30, 1995 to $2.0 million for the three months ended June 30, 1996. As a percentage of net revenue, general and administrative expense increased from 11.8% to 12.8%. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1995. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the startup general and administrative costs in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 86.3% from $310,000 for the three months ended June 30, 1995 to $570,000 for the three months ended June 30, 1996. As a percentage of net revenue, depreciation and amortization expense increased from 3.3% to 3.7%. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after June 30, 1995.

     OPERATING PROFIT. Operating profit increased 78.2% from $2.6 million for the three months ended June 30, 1995 to $4.6 million for the three months ended June 30, 1996. As a percentage of net revenue, operating profit increased from 27.9% to 29.5% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income increased 117.1% from $230,000 for the three months ended June 30, 1995 to $510,000 for the three months ended June 30, 1996. The increase in interest income resulted from the investment of the unexpended proceeds from the Company's public offering after its June 23, 1995 offering date.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 86.2% from $1.1 million for the three months ended June 30, 1995 to $2.0 million for the three months ended June 30, 1996. As a percentage of net revenue, provision for income taxes decreased from 11.6% to 12.8%. In 1996, the Company's effective income tax rate increased from 38.0% to 39.0% as a result of higher net income which increased the Company's effective federal income tax rate.

     LIQUIDITY AND SOURCES OF CAPITAL. Cash used by operations was $2.4 million for the six month period ended June 30, 1996 as compared to $350,000 in the comparable period for 1995. Included in net cash used by operations for the six months ended June 30, 1996, were estimated tax payments of $7.0 million, which exceeded the current tax provision by $3.3 million. The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ending September 30, 1996, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed on October 1, 1995 will reverse over the two year period ending September 30, 1997. This change in income tax accounting method is partially offset by a deduction which will be taken by the Company during 1996 for the benefit received by certain employees in connection with the exercise of non qualified stock options in April 1996. As a result, the Company estimates that its cash outlays for income taxes will exceed its provision for income taxes in 1996 and 1997 by approximately $5.0 million. In addition, the $5.8 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at June 30, 1996 increased $4.3 million over December 31, 1995 levels as a result of the increase in the number of patients. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and service agreements, over the near term.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of the Company was held on Monday, May 20, 1996. At this meeting, the following matters were voted upon by the Company's stockholders.

(a)  Elector of Class II Directors

     Michael C. Johnsen and Edward J. Walters, Jr. were elected to serve as Class II directors of the Company until the annual meeting of stockholders in 1999 or until their successors are elected and qualified. The vote was as follows:

                     VOTES CAST             VOTES CAST             ABSTENTIONS
NAME                  IN FAVOR         AGAINST OR WITHHELD          NON VOTES
- ----                 ----------        -------------------         -----------
Michael C. Johnsen   17,106,326                0                    3,817,438
Edward J. Walters    17,106,326                0                    3,817,438

     The following directors continued in office following the meeting:

NAME                             TERM EXPIRES
- ----                             ------------
Dr. Gasper Lazzara, Jr.              1997
Bartholomew F. Palmisano, Sr.        1997
Gordon Tunstall                      1997

(b)  Approval of 1996 Employee Stock Purchase Plan

     The 1996 Employee Stock Purchase Plan was approved by security holders. The vote was as follows:

         VOTES CAST                VOTES CAST                 ABSTENTIONS
          IN FAVOR            AGAINST OR WITHHELD             NON VOTES
         ----------           --------------------            -----------
         17,107,126                  30,300                    3,786,338

(c)  Selection of Independent Auditors

     The stockholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1996 by the following vote:

         VOTES CAST                VOTES CAST                 ABSTENTIONS
          IN FAVOR            AGAINST OR WITHHELD             NON VOTES
         ----------           --------------------            -----------
         17,138,006                     0                      3,785,758


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit number        Description
     --------------        -----------
          27               Financial Data Schedule

     (B) REPORTS ON FORM 8-K
     The Company filed no reports on Form 8-K for the three months ended June 30, 1996.

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

                          Orthodontic Centers of America, Inc.
                          ------------------------------------
                                 (Registrant)



Date:  August 12, 1996     /s/ Bartholomew F. Palmisano, Sr.
                          -------------------------------------
                          Bartholomew F. Palmisano, Sr.
                          Chief Financial Officer, Senior Vice President Treasurer and Secretary