Form 10-Q
period 1996-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1996-11-14
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1996, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.

                         Commission File No.: 0-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                            72-1278948
-------------------------------                       -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        identification number)

13000 Sawgrass Village, Suite 41
    Ponte Vedra Beach, Florida                                 32082
-------------------------------                       -------------------------
(Address of principal executive                              (Zip Code)
offices)


                                (904) 273-0004
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ----   ----

At November 5, 1996, there were 42,597,091 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


Part I.  Financial Information
   Item 1.  Consolidated Financial Statements (Unaudited)                                            PAGE

            September 30, 1996 and December 31, 1995 ...............................................   3

               Condensed Consolidated Statements of Income -
               Nine Months Ended September 30, 1996
               and 1995 ............................................................................   4

               Condensed Consolidated Statements of Income -
               Three Months Ended September 30, 1996
               and 1995 ............................................................................   5

               Condensed Consolidated Statements of Cash Flow -
               Nine Months Ended September 30, 1996 and 1995 .......................................   6

               Notes to Condensed Consolidated Financial
               Statements - September 30, 1996 .....................................................   8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations .......................................  10

Part II.  Other Information

   Item 6.     Exits and Reports on Form 8-K .......................................................  17


Part 1.  Financial Information
Item 1.  Consolidated Financial Statements


                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets


                                                                                September 30                 December 31
                                                                                    1996                       1995 (1)
                                                                               -----------------           ---------------
                                                                                 (Unaudited)
                                                                                          (in thousands)
ASSETS:

Current assets:
  Cash and cash equivalents                                                      $ 11,554                     $ 18,779
  Investments                                                                      13,559                       14,804
  Patient receivables, net                                                          6,552                        3,860
  Unbilled patient receivables, net                                                16,914                       12,265
  Amounts receivable from
    orthodontic entities                                                            2,466                        2,260
Supplies inventory, prepaid expenses
    and other assets                                                                3,001                        2,476
                                                                                 --------                     --------
Total current assets                                                               54,046                       54,444
Property, equipment & improvements, net                                            20,614                       14,014
Investments                                                                         9,421                       13,089
Amounts receivable from orthodontic
  entities, less current portion                                                    7,670                        4,903
Intangible assets                                                                  16,343                        5,928
Other assets                                                                        1,411                          195
                                                                                 --------                     --------
Total assets                                                                     $109,505                      $92,573
                                                                                 ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and other current liabilities                                  $ 10,091                      $ 7,056
 Deferred income taxes                                                              1,923                        2,468
 Current portion of long-term debt                                                  1,038                        1,142
                                                                                 --------                     --------
Total current liabilities                                                          13,052                       10,666
Deferred income taxes                                                                 ---                        1,246
Long-term debt, less current portion                                                2,604                        3,348

Stockholders' Equity:
  Preferred stock                                                                     ---                          ---
  Common stock, $.01 par value per share,
    30,000,000 shares authorized, 42,563,227
    shares outstanding at September 30, 1996 and
    20,889,764 shares outstanding at December 31, 1995                                426                          209
  Additional paid-in capital                                                       75,750                       69,352
  Retained earnings                                                                17,673                        7,752
                                                                                 --------                     --------
Total stockholders' equity                                                         93,849                       77,313
                                                                                 --------                     --------
Total liabilities and stockholders' equity                                       $109,505                      $92,573
                                                                                 ========                     ========

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

                     Orthodontic Centers of America, Inc.
            Condensed Consolidated Statements of income (Unaudited)



                                                     Nine Months Ended
                                                        September 30
                                                 ------------------------
                                                 1996                1995
                                                 ------------------------
                                                  (in thousands, except
                                                   per share data)


Net revenue                                     $48,117            $29,191

Direct expenses:
 Employee costs                                  13,414              8,323
 Orthodontic supplies                             3,675              2,283
 Rent                                             4,177              2,376
 Advertising and marketing                        4,475              3,079
                                                -------            -------
                                                 25,741             16,061

General and administrative                        5,851              3,538
Depreciation and amortization                     1,833                979
                                                -------            -------
Operating profit                                 14,692              8,613

Interest expense                                   (305)              (362)
Interest income                                   1,876              1,535
                                                -------            -------
Income before income taxes                       16,263              9,786

Provision for income taxes                        6,342              3,719
                                                -------            -------
Net income                                      $ 9,921            $ 6,067
                                                =======            =======
Earnings per common and dilutive
 common equivalent share

     Assuming no dilution                       $  0.24            $  0.16
                                                =======            =======
     Assuming full dilution                     $  0.23            $  0.16
                                                =======            =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                   Three Months Ended
                                                      September 30
                                               ---------------------------
                                               1996                   1995
                                               ---------------------------
                                                  (in thousands, except
                                                   per share data)


Net revenue                                  $ 18,881             $ 11,490

Direct expenses:
 Employee costs                                 5,013                3,271
 Orthodontic supplies                           1,431                  879
 Rent                                           1,575                  969
 Advertising and marketing                      1,784                1,294
                                             --------             --------
                                                9,803                6,413

General and administrative                      2,120                1,367
Depreciation and amortization                     773                  392
                                             --------             --------
Operating profit                                6,185                3,318

Interest expense                                 (104)                (115)
Interest income                                   599                  885
                                             --------             --------
Income before income taxes                      6,680                4,088

Provision for income taxes                      2,605                1,553
                                             --------             --------
Net income                                   $  4,075             $  2,543
                                             ========             ========


Earnings per common and dilutive
 common equivalent share

     Assuming no dilution                    $   0.10             $   0.06
                                             ========             ========
     Assuming full dilution                  $   0.09             $   0.06
                                             ========             ========


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                    ---------------------------------
                                                                                    1996                         1995
                                                                                    ---------------------------------
                                                                                             (in thousands)
Operating activities:
  Net income                                                                     $  9,921                    $  6,067
  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Provision for bad debt expense                                                  947                         586
      Depreciation and amortization                                                 1,833                         979
      Deferred income taxes, timing differences                                      (702)                      1,567
      Changes in operating assets and liabilities
       Patient receivables, centers affiliated over
        26 months                                                                  (1,035)                       (644)
       Unbilled patient receivables and
         patient prepayments, centers affiliated
         over 26 months                                                            (1,689)                       (492)
       Supplies inventory, prepaid expenses
       and other                                                                     (258)                       (354)
       Accounts payable and other current
       liabilities                                                                  1,204                        (281)
                                                                                 --------                    --------
Net cash provided by operating activities                                        $ 10,221                    $  7,428

Investing Activities:
 Patient receivables, centers affiliated less
      than 26 months                                                               (2,337)                     (1,330)
 Unbilled patient receivables and
    patient prepayments, centers affiliated
     less than 26 months                                                           (3,228)                     (1,696)
 Purchase of property, equipment
   and improvements                                                                (8,080)                     (6,478)
 Net proceeds from
   available-for-sale investments                                                   4,913                         ---
 Intangible assets acquired                                                        (3,334)                     (3,557)
                                                                                 --------                    --------
Cash used in investing activities                                                 (12,066)                    (13,061)

Financing activities:
 Issuance of common stock                                                             484                      41,366
 Change in deferred income taxes resulting from
   tax payments attributable to change from cash to
   accrual basis for tax purposes                                                  (2,173)                          0
 Amounts receivable from/payable to
 orthodontic entities                                                              (2,723)                     (4,230)
 Repayment of long-term debt                                                         (968)                     (1,002)
                                                                                 --------                    --------
Cash provided by (used in)
 financing activities                                                              (5,380)                     36,134
                                                                                 --------                    --------
 Increase (decrease) in cash
 and cash equivalents                                                              (7,225)                     30,501
Cash & cash equivalents at
 beginning of period                                                               18,779                      17,108
                                                                                 --------                    --------
Cash & cash equivalents at
 end of period                                                                   $ 11,554                    $ 47,609
                                                                                 ========                    ========
Supplemental cash flow information Interest paid                                 $    306                    $    115
                                                                                 ========                    ========
Income taxes paid                                                                 $ 8,191                     $ 2,269
                                                                                 ========                    ========

                     Orthodontic Centers of America, Inc.

                Condensed Consolidated Statements of Cash Flows
                            (Unaudited) (Continued)

                                                      Nine Months Ended
                                                         September 30
                                                   ------------------------
                                                   1996                1995
                                                   ------------------------

Supplemental disclosures of
non-cash investing and financing
activities:

 Long term debt and common stock
 issued to acquire intangible and
 other assets                                    $  7,433            $  1,822
                                                 ========            ========
Cash, cash equivalents and
  available for sale
investments at July 1, 1996
  and 1995 respectively                          $ 38,763            $53,068

Decrease in cash, cash
  equivalents and available
  for sale investments,
  3 months ended September 30,
  1996 and 1995, respectively                      (4,229)            (5,459)

Cash, cash equivalents and
  available for sale
  investments at September 30,
  1996 and 1995 respectively                      $34,534            $47,609
                                                  =======            =======


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1996


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 189 orthodontic centers located in 26 states as of September 30, 1996.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Orthodontic Centers of America, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.



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

3.   EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period. All earnings per share numbers reported have been adjusted for the Company's two 2-for-1 stock splits, each effected in the form of a 100% stock dividend, effective December, 1995 and September, 1996. The weighted average shares outstanding for the three months ended September 30, 1996 was 42,497,657. Common stock equivalents were immaterial for the three months ended September 30, 1996. The weighted average number of primary and fully diluted shares for the nine months ended September 30, 1996 were 42,172,195 and 43,507,135, respectively. The weighted average shares outstanding for the three and nine months ended September 30, 1995 were 41,749,312 and 37,020,640, respectively. Common stock equivalents were immaterial for the three and nine months ended September 30, 1995.

4.   CONTINGENCIES

     On March 4, 1996, the Company was served with a complaint filed against the Company, Dr. Lazzara and Mr. Palmisano on February 20, 1996 in the United
     States District Court for the Southern District of California.   The
     complaint alleges that the Company breached the terms of an agreement with the plaintiff whereby the plaintiff was granted certain rights to recruit orthodontists to affiliate with the Company. The complaint further alleges that the Company interfered with the plaintiff's business advantage by entering into direct negotiations with unnamed orthodontists, and that the Company breached a duty to the plaintiff of good faith and fair dealing. Although the complaint seeks monetary damages, a specific amount was not sought in the complaint. The Company filed an answer to the complaint generally denying the allegations therein. Management believes that the action lacks merit and that the Company has fully performed its obligations under the agreement to date, including the payment of all fees required thereunder. Further, management believes that the Company has meritorious
     claims that it may assert against the plaintiff.   Management intends to
     defend the action vigorously and does not believe that this action will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 189 orthodontic centers (the "Orthodontic Centers") in 26 states at September 30, 1996.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                            Nine months ended
                                                      Year ended December 31,                  September 30,
                                             1991   1992       1993         1994      1995          1996
                                            -----  -----  ------------  -----------  -----  ------------------
Number of centers at
  beginning of period                        18     31            47           55     75                 145
Number of centers
  developed during period                     9      5             4           22     44                  36
Number of centers
  acquired during period                      5     17             5            1     29                  23
Number of centers
  consolidated during period                 (1)    (6)           (1)          (3)    (3)                (15)
                                            ----   ----          ----         ----   ----                ----
Number of centers
  at end of period                           31     47            55           75    145                 189
                                           ====   ====          ====         ====   ====                ====

-----------------------------

*

     At November 6, 1996, six Orthodontic Centers, including five Orthodontic Centers added in August 1995 in connection with the affiliation of an existing practice with the Company, were located in a general dentist's office. The company intends to relocate these six Orthodontic Centers to free-standing locations as soon as practicable. In developing additional Orthodontic Centers, the Company intends to locate the Orthodontic Centers only in free-standing locations. By locating in free-standing locations, Orthodontic Centers are able to increase available operating days and thereby enhance their revenue producing capability.

     Of the 189 Orthodontic Centers at September 30, 1996, 119 were developed by the Company and 70 were existing orthodontic practices whose assets were acquired by the Company. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into long-term agreements with, existing practices. The average cost of developing a new Orthodontic Center is approximately $230,000 including the cost of equipment, leasehold improvements, working capital and funding of losses associated with the initial operations of the Orthodontic Center. Of this amount, approximately $45,000 is financed by the Company to fund the Affiliated Orthodontist's professional entities' ("Affiliated Orthodontic Entities") share of operating losses as an unsecured advance repayable over a five-year period with interest at 1.5% per annum above the prime rate. Repayment commences upon the Orthodontic Center realizing positive cash flow from operations, which generally occurs approximately 12 months after the Orthodontic Center has begun operations. In addition, the Company makes advances of approximately $20,000 to new Affiliated Orthodontic Entities during the first year of an Orthodontic Center's operations which bear no interest and are typically repaid during the second year of the Orthodontic Center's operations.

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

                                                               Nine Months Ended                      Three Months Ended
                                                                 September 30,                           September 30,
                                                          1996                1995                  1996               1995
                                                          ----                ----                  ----               ----

Net revenue                                              100.0%               100.0%               100.0%            100.0%
                                                         -----                -----                -----             -----
Direct expenses
  Employee cost                                           27.9                 28.5                 26.5              28.5
  Orthodontic supplies                                     7.6                  7.8                  7.6               7.7
  Rent                                                     8.7                  8.1                  8.3               8.4
  Advertising and marketing                                9.3                 10.5                  9.4              11.3
                                                         -----                -----                -----             -----
        Total direct expenses                             53.5                 55.0                 51.9              55.8
General and administrative                                12.2                 12.1                 11.2              11.9
Depreciation and amortization                              3.8                  3.4                  4.1               3.4
                                                         -----                -----                -----             -----
Operating profit                                          30.5                 29.5                 32.8              28.9
Interest (income) expense                                 (3.3)                (4.0)                (2.6)             (6.7)
                                                         -----                -----                -----             -----
Income before income taxes                                33.8                 33.5                 35.4              35.6
Provision for income taxes                                13.2                 12.7                 13.8              13.5
                                                         -----                -----                -----             -----
Net income                                                20.6%                20.8%                21.6%             22.1%
                                                         =====                =====                =====             =====

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     NET REVENUE. Net revenue increased 64.8% from $29.2 million for the nine months ended September 30, 1995 to $48.1 million for the nine months ended September 30, 1996. Approximately $9.9 million of this increase was attributable to the 114 (net of consolidations) Orthodontic Centers opened since January 1, 1995, approximately $7.2 million to the growth in net revenue of the 75 Orthodontic Centers open throughout both periods, and approximately $1.8 million related to the Affiliated Orthodontic Entities' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 46,000 at September 30, 1995 to approximately 71,000 at September 30, 1996.

     EMPLOYEE COSTS. Employee costs increased 61.2% from $8.3 million for the nine months ended September 30, 1995 to $13.4 million for the nine months ended September 30, 1996. This increase was caused by an increase in the number of patient contracts which required additional employee time to treat these patients. As a percentage of net revenue, however, employee costs decreased from 28.5% for the nine months ended September 30, 1995 to 27.9% for the nine months ended September 30, 1996. The decrease in employee costs as a percentage of net revenue resulted from increased efficiency in scheduling and monitoring employee productivity for all patient days.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 61.0% from $2.3 million for the nine months ended September 30, 1995 to $3.7 million for the nine months ended September 30, 1996. As a percentage of net revenue, however, orthodontic supplies decreased from 7.8% for the nine months ended September 30, 1995 to 7.6% for the nine months ended September 30, 1996. Cost improvements attained through bulk purchasing offset the increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 75.8% from $2.4 million for the nine months ended September 30, 1995 to $4.2 million for the nine months ended September 30, 1996. As a percentage of net revenue, rent expense increased from 8.1% to 8.7%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 45.3% from $3.1 million for the nine months ended September 30, 1995 to $4.5 million for the nine months ended September 30, 1996. The increase in this expense resulted primarily from the addition of Orthodontic Centers after September 30, 1995. As a percentage of net revenue, however, advertising and marketing expense decreased from 10.5% for the nine months ended September 30, 1995 to 9.3% for the nine months ended September 30, 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 65.4% from $3.5 million for the nine months ended September 30, 1995 to $5.9 million for the nine months ended September 30, 1996. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1995. As a percentage of net revenue, however, general and administrative expense decreased from 12.2% to 12.1%.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 87.2% from $980,000 for the nine months ended September 30, 1995 to $1.8 million for the nine months ended September 30, 1996. As a percentage of net revenue, depreciation and amortization expense increased from 3.4% to 3.8%. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after September 30, 1995.

     OPERATING PROFIT. Operating profit increased 70.6% from $8.6 million for the nine months ended September 30, 1995 to $14.7 million for the nine months ended September 30, 1996. As a percentage of net revenue, operating profit increased from 29.5% to 30.5% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income increased 33.9% from $1.2 million for the nine months ended September 30, 1995 to $1.6 million for the nine months ended September 30, 1996. The increase in interest income resulted from the investment of the unexpended proceeds from the Company's June 23, 1995 public offering.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 70.5% from $3.7 million for the nine months ended September 30, 1995 to $6.3 million for the nine months ended September 30, 1996. In 1996, the Company's effective income tax rate increased from 38.0% to 39.0% as a result of higher pretax income which increased the Company's effective federal income tax rate.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     NET REVENUE. Net revenue increased 64.3% from $11.5 million for the three months ended September 30, 1995 to $18.9 million for the three months ended September 30, 1996. Approximately $2.9 million of this increase was attributable to the 94 (net of consolidations) Orthodontic Centers opened since July 1, 1995, approximately $3.8 million to the growth in net revenue of the 95 Orthodontic Centers open throughout both periods, and approximately $700,000 related to the Affiliated Orthodontic Entities' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 46,000 at September 30, 1995 to approximately 71,000 at September 30, 1996.

     EMPLOYEE COSTS. Employee costs increased 53.3% from $3.3 million for the three months ended September 30, 1995 to $5.0 million for the three months ended September 30, 1996. The increase in this expense was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers. As a percentage of net revenue, however, employee costs decreased from 28.5% for the three months ended September 30, 1995 to 26.5% for the three months ended September 30, 1996. The decrease in employee costs as a percentage of net revenue resulted from increased efficiency in scheduling and monitoring employee productivity for all patient days.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 62.7% from $880,000 for the three months ended September 30, 1995 to $1.4 million for the three months ended September 30, 1996. As a percentage of net revenue, however, orthodontic supplies decreased from 7.7% for the three months ended September 30, 1995 to 7.6% for the three months ended September 30, 1996. Cost improvements attained through bulk purchasing offset the increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 62.6% from $970,000 for the three months ended September 30, 1995 to $1.6 million for the three months ended September 30, 1996. The increase in this expense was attributable to Orthodontic Centers opened or relocated after September 30, 1995. As a percentage of net revenue, however, rent expense decreased from 8.4% to 8.3%.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 37.9% from $1.3 million for the three months ended September 30, 1995 to $1.8 million for the three months ended September 30, 1996. The increase in this expense resulted primarily from the addition of Orthodontic Centers after September 30, 1995. As a percentage of net revenue, advertising and marketing expense decreased from 11.3% for the three months ended September 30, 1995 to 9.4% for the three months ended September 30, 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.


     GENERAL AND ADMINISTRATIVE. General and administrative expense increased

55.1% from $1.4 million for the three months ended September 30, 1995 to $2.1 million for the three months ended September 30, 1996. As a percentage of net revenue, however, general and administrative expense decreased from 11.9% to 11.2%. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for Orthodontic Centers opened or relocated during the third quarter of 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 97.0% from $390,000 for the three months ended September 30, 1995 to $770,000 for the three months ended September 30, 1996. As a percentage of net revenue, depreciation and amortization expense increased from 3.4% to 4.1%. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after September 30, 1995.

     OPERATING PROFIT. Operating profit increased 86.4% from $3.3 million for the three months ended September 30, 1995 to $6.2 million for the three months ended September 30, 1996. As a percentage of net revenue, operating profit increased from 28.9% to 32.8% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income decreased 35.6% from $770,000 for the three months ended September 30, 1995 to $496,000 for the three months ended September 30, 1996. The decrease in interest income resulted from the decrease in outstanding cash and investments resulting from the investment of unexpended proceeds from the Company's June 23, 1995 public offering.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 67.7% from $1.6 million for the three months ended September 30, 1995 to $2.6 million for the three months ended September 30, 1996. In 1996, the Company's effective income tax rate increased from 38.0% to 39.0% as a result of higher net income which increased the Company's effective federal income tax rate.

     LIQUIDITY AND SOURCES OF CAPITAL. Cash provided by operations was $2.5 million for the nine month period ended September 30, 1996 as compared to the cash provided by operations of $4.4 million in the comparable period for 1995. Included in net cash used by operations for the nine months ended September 30, 1996, were estimated tax payments of $7.4 million which exceeded the current tax provision by $1.1 million. The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ending September 30, 1996, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed on October 1, 1995 will reverse over the two year period ending September 30, 1997. This change in income tax accounting method is partially offset by a deduction which will be taken by the Company during 1996 for the benefit received by certain employees in connection with the exercise of non-qualified stock options in April 1996. As a result, the Company estimates that its cash outlays for income taxes will exceed its provision for income taxes in 1996 and 1997 by approximately $5.0 million. In addition, the $9.9 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at September 30, 1996 increased $8.3 million over December 31, 1995 levels as a result of the increase in the number of patients. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and service agreements, over the near term.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     Exhibit number           Description
     --------------           -----------
          27                  Financial Data Schedule

     (B) REPORTS ON FORM 8-K
     The Company filed no reports on Form 8-K for the three months ended September 30, 1996.

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

                     Orthodontic Centers of America, Inc.
                     ------------------------------------
                                 (Registrant)



Date:  November 12, 1996   /s/ Bartholomew F. Palmisano, Sr.
                           -------------------------------------
                           Bartholomew F. Palmisano, Sr.
                           Chief Financial Officer, Senior Vice President
                           Treasurer and Secretary