Form 10-K
period 1996-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1997-03-31
CIK 931702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996, or

[ ]     Transition Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from ___________ to __________.

                         COMMISSION FILE NO.:  0-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            72-1278948
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5000 SAWGRASS VILLAGE CIRCLE, SUITE 25
     PONTE VEDRA BEACH, FLORIDA                                     32082
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (904) 280-4500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of Each Exchange
         Title of Each Class                                on Which Registered
------------------------------------                       ---------------------
                NONE                                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 17, 1997 was approximately $535,110,000 based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq Stock Market on March 17, 1997. As of March 17, 1997, there were 43,626,951 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 1997 are incorporated by reference into Part III of this Report.

                          FORWARD-LOOKING STATEMENTS

        Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in "Item 1. Business", "Item 3. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the development and acquisition of additional Orthodontic Centers and affiliation with additional orthodontic practices, recruitment of additional Affiliated Orthodontists, advancement of funds to Affiliated Orthodontists, location of Orthodontic Centers in facilities not shared with a general dentist, projections of the Company's future earnings, funding of the Company's expansion, operations and capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes.

        Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists or practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate proposed developments or acquisitions of Orthodontic Centers, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are located or are proposed to be located, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                                    PART I

  ITEM 1.  BUSINESS
  -------  --------

  GENERAL

        Orthodontic Centers of America, Inc. and its subsidiaries (the "Company") develop and manage orthodontic practices on a national basis pursuant to long-term agreements in the approximately $3.6 billion orthodontic industry. The Company has grown from managing 11 orthodontic centers affiliated with the Company (the "Orthodontic Centers") in 1989 to managing 247 Orthodontic Centers located in 28 states and staffed by 133 orthodontists who provide orthodontic services at the Orthodontic Centers ("Affiliated Orthodontists") at December 31, 1996. Of the 247 Orthodontic Centers at December 31, 1996, 134 were developed by the Company and 113 were existing orthodontic practices whose assets were acquired by the Company.

        The Company provides capital for the development and growth of Orthodontic Centers and manages the business and marketing aspects of the Affiliated Orthodontists' practices, thereby allowing Affiliated Orthodontists to focus on delivering quality patient care. Management believes that the Company's operating strategy has allowed the Affiliated Orthodontists to realize significantly greater productivity and profitability than traditional orthodontic practices, thereby presenting an attractive opportunity to orthodontists and allowing the Affiliated Orthodontists to compete more effectively than traditional local practices.

        The Orthodontic Centers' office design (which permits an Affiliated Orthodontist to treat patients without moving from room to room), scheduling system (which groups appointments by the type of procedure and dedicates certain days exclusively to new patients), and efficient use of an average of five orthodontic assistants per Orthodontic Center have enabled Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1995 to treat an average of 77 patients per nine-hour patient treatment day during 1996. Orthodontists in the United States treated an average of 41.5 patients per operating day in 1994.

        The Company develops and implements aggressive and innovative marketing plans for the Orthodontic Centers, utilizing local television, radio and print advertising and internal marketing promotions. During 1996, the Company spent an average of approximately $70,491 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1992. As a result of this marketing strategy, during 1996, each Affiliated Orthodontist who had practiced orthodontics for at least one year generated an average of 512 new case starts as compared to the 1994 national average of approximately 170 new case starts per orthodontist.

        The Company has implemented an aggressive growth strategy to develop new Orthodontic Centers in conjunction with current and newly recruited Affiliated Orthodontists and to acquire the assets of, and enter into long-term agreements with, existing orthodontic practices in both new and existing markets. The United States orthodontic industry is highly fragmented, with approximately 90% of the approximately 9,060 practicing orthodontists acting as sole practitioners. Because Affiliated Orthodontists have generally experienced better financial performance than in their prior traditional practices, management believes that affiliating with the Company offers practicing orthodontists and recent graduates an attractive and profitable opportunity.

  THE ORTHODONTIC INDUSTRY

        Industry Overview

        In 1994, orthodontists in the United States initiated treatment for approximately 1.5 million patients. Of these patients, approximately 1.1 million were between the ages of nine and 18 and the remaining patients were primarily adults between the ages of 25 and 35. The number of adults seeking treatment has increased in recent years from 332,000 case starts in 1989 to approximately 400,000 case starts in 1994. Based upon the results of a 1994 study conducted by members of the Department of Orthodontics of the University of Florida and based upon management's experience in the orthodontic industry, management believes that the total market for orthodontic services substantially exceeds the number of patients currently seeking treatment.

        According to the 1995 Journal of Clinical Orthodontists Orthodontic Practice Study (the "1995 JCO Study"), the number of orthodontists practicing in the United States has remained at approximately the same level since 1989. The United States orthodontic industry includes approximately 9,060 orthodontists and is currently highly fragmented, with approximately 90% of the practicing orthodontists acting as sole practitioners. Orthodontists must complete up to three years of post graduate studies following completion of dental programs. Many dentists who are not orthodontists also perform certain orthodontic services. Data relating to these individuals are not included in the 1995 JCO Study.

        The table below presents certain information included in the 1995 JCO Study concerning the United States orthodontic industry in each of the years presented:


                                         1990        1991        1992        1993        1994
                                      ----------  ----------  ----------  ----------  ----------
Number of practicing orthodontists..       8,720       8,760       8,856       8,958       9,060
Number of new patient cases.........   1,308,000   1,314,000   1,416,960   1,478,070   1,540,200
Average fee per case................  $    3,050  $    3,221  $    3,401  $    3,447  $    3,492

        Management believes, based upon the 1995 JCO Study, that the total number of new patient cases has increased only moderately because of the reliance of orthodontists in traditional orthodontic practices on referrals from general dentists or existing patients for new patients. Orthodontists in the United States spent an average of approximately $4,400 on marketing and advertising in 1992. Therefore, to increase revenue many orthodontists have raised the fees they charge for their services.

        Traditional Orthodontic Practice

        The traditional orthodontic practice typically includes a sole orthodontist, who practices at a single primary location or at an average of less than one satellite office, with an average of approximately three orthodontic assistants and two business office personnel. At a typical orthodontic office, chairs are arranged in an open room in a somewhat circular pattern. Both the orthodontist and orthodontic assistant must complete treatment on a particular patient before treating the next patient. The traditional orthodontic office is structured so that the orthodontist rotates from one patient to another, as an orthodontic assistant completes the orthodontic work. In the traditional practice, the orthodontist manages all business aspects of the practice, as the use of third party management services is not typical.

        In a typical orthodontic practice, before braces are applied a patient is required to complete as many as four preliminary appointments, consisting of an initial examination and sessions for making impressions of the patient's teeth, taking x-rays and placing spacers between the patient's teeth. The patient returns for monthly adjustments before the braces are removed and a retainer is made to maintain the orthodontic treatment. In 1994, standard case fees in traditional orthodontic practices averaged approximately $3,450 for children and approximately $3,700 for adults. The charges for preliminary appointments, including a required down payment, averaged approximately $875 to $925, or approximately 25% of the total fee. Fees are paid each month by the patient for services performed at that visit.

        According to the 1995 JCO Study, the average orthodontist initiated treatment of approximately 170 patients in 1994, treated approximately 41.5 patients per operating date and maintained approximately 380 active cases. In addition, the average orthodontic practice consisted of one or two offices and generated gross fees of $475,000, with the orthodontists realizing net practice income of approximately $191,000.

  OPERATING STRATEGY

        The Company's operating strategy focuses on facilitating the provision of quality and affordable orthodontic care by Affiliated Orthodontists, attracting new patients through marketing and advertising, increasing the productivity and profitability of Affiliated Orthodontists, achieving economies of scale in marketing, administration and purchasing and capitalizing on the experience of the Company's senior management.

        Emphasizing Quality Patient Care. All Affiliated Orthodontists are graduates of accredited orthodontic training programs and participate in advisory committees that meet twice a year to perform peer review studies and to consult with the Affiliated Orthodontists. In addition, the Company provides operating systems and support that enhance the ability of Affiliated Orthodontists to provide quality patient care. Senior clinical technicians and the clinical staff receive training in procedures which enhance the level of patient service.

        Stimulating Demand in Local Markets Through Aggressive Marketing. The Company develops and implements aggressive and innovative marketing plans for each Orthodontic Center, utilizing local television, radio and print advertising and internal marketing promotions. During 1996, the Company spent on average approximately $70,491 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1992. During 1996, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 512 new case starts as compared to the 1994 national average of approximately 170 new case starts per orthodontist.

        Achieving Operating Efficiencies and Economies of Scale. The Company implements a variety of operating procedures and systems to improve the productivity and profitability of the Orthodontic Centers and to achieve economies of scale. These include Orthodontic Center office designs which have increased the number of patients treated and enhanced patient comfort and privacy, a scheduling system which has increased capacity utilization, efficient use of orthodontic assistants and centralized purchasing and distribution systems. During 1996, Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1995 treated an average of 77 patients per nine-hour patient treatment day. Orthodontists in the United States treated an average of 41.5 patients per operating day in 1994.

        Increasing Market Penetration with Affordable Payment Plans. The Orthodontic Centers generally provide a payment plan recommended by the Company which consists of no down payment, equal monthly payments of $98 per month over the term of the treatment and a final payment of $398 at completion of the treatment. In the event a patient has dental insurance, which, during 1996, covered approximately 21% of the patients treated at the Orthodontic Centers, patients may co-pay from $49 to $79 per month. Based upon the success of the Orthodontic Centers in attracting new patients, management believes that this payment plan and the Company's marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for between 26 and 32 months, the total fees charged by the Affiliated Orthodontists averaged approximately $3,100 in 1996, which was below the 1994 national average of $3,450 to $3,700 for the same period of treatment. Since 1991, approximately 1.8% of the Company's net revenue has been uncollectible. Management believes that the Orthodontic Centers are able to charge lower fees because of the operating efficiencies resulting from the office designs of Orthodontic Centers, the patient scheduling systems, efficient use of orthodontic assistants and centralized purchasing and distribution systems.

        Capitalizing on Management Expertise. The members of the Company's senior management have over 41 years combined experience in the orthodontic industry. In addition to providing marketing and operating expertise, the Company provides Affiliated Orthodontists with monthly operating data and quarterly financial statements for each Orthodontic Center, including management's analysis of the financial results and recommended changes to improve financial and operating performance. The Company assists Affiliated Orthodontists in the selection of new sites for Orthodontic Centers and provides trained staff personnel to operate the Orthodontic Centers.

  EXPANSION STRATEGY

        The Company has implemented a growth strategy to develop new Orthodontic Centers and to affiliate with existing practices in both new and existing markets. Based upon the Company's experience in negotiating with orthodontists, management believes that orthodontists choose to affiliate with the Company because the Company provides (i) the capital required to open an Orthodontic Center, (ii) the business and clinical systems and staffing required to operate a new Orthodontic Center, (iii) the opportunity to substantially increase practice income derived by the orthodontists, and (iv) the opportunity to increase the orthodontists' focus on patient care rather than administration.

        Development of New Orthodontic Centers. The Company actively markets itself to orthodontists interested in opening new practices by targeting orthodontic students and military orthodontists and by advertising in professional journals. The average cost of developing a new Orthodontic Center is approximately $230,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender. For new developments, the Company has discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a five-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which generally occurs approximately 12 months after an Orthodontic Center commences operations). The Company intends, however, to continue to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company is assisting Affiliated Orthodontists in obtaining financing from the Company's primary lender to replace the Company's financing of such Affiliated Orthodontists' share of the costs of previously completed developments.

        At December 31, 1996, the Company had entered into agreements with 22 orthodontists pursuant to which 48 Orthodontic Centers would be developed during 1997, many of which would be opened in states in which the Company does not currently manage an Orthodontic Center. The development of an Orthodontic Center typically takes six to eight months following execution of such agreement. The Company also intends to develop additional Orthodontic Centers with current Affiliated Orthodontists in 1997. There can be no assurance that any such proposed developments will be completed or that any such Orthodontic Centers will operate successfully.

        Acquisition of the Assets of Existing Orthodontic Practices. During the period January 1, 1989 through December 31, 1996, the Company acquired the assets of, and affiliated with, 113 existing orthodontic practices, following which such practices have experienced increased average quarterly gross revenue and operating income per center. The Company continues to evaluate additional potential acquisitions.

        Affiliation with Non-Advertising Practices. The Company recently commenced operations of a new division within the Company that will focus on affiliations with traditional, non-advertising orthodontic practices that generate a relatively large amount of revenue. The Company has engaged the services of Dr. Ronald M. Roncone, who operates a successful non-advertising orthodontic practice in California, to assist the Company in developing this new division. Dr. Roncone is considered one of the country's leading orthodontists and lectures internationally on methods of expanding orthodontic practices. Management expects that the terms of the service or consulting agreements between non-advertising orthodontists and the Company will be similar to those currently used by the Company. According to the 1995 JCO Study, most orthodontists practicing in the United States do not advertise through mass media. Management believes that affiliating with selected non-advertising orthodontic practices will provide the Company with additional opportunities for growth. In addition, management believes that its association with Dr. Roncone will lend additional credibility to the Company within the orthodontic industry.

  ORTHODONTIC CENTERS

        Location

        At December 31, 1996 there were 247 Orthodontic Centers located in 28 states. The following table sets forth information regarding these 247 Orthodontic Centers:


                                                     Number of
State             ADI(1)                              Centers
-----             ------                             ---------

Alabama           Birmingham....................             2
                  Montgomery....................             1
Arizona           Lake Havasu...................             1
                  Phoenix.......................             5
                  Tucson........................             2
California        Fresno........................             2
                  Palm Desert...................             1
                  San Diego.....................             9
                  San Jose......................             1
Colorado          Colorado Springs..............             2
                  Denver........................             4
                  Fort Collins..................             1
                  Grand Junction................             1
Connecticut       Hartford......................             5

                                                     Number of
State             ADI(1)                              Centers
-----             ------                             ---------

Florida           Fort Lauderdale/Miami.........            11
                  Fort Myers....................             2
                  Gainesville...................             3
                  Jacksonville..................             4
                  Orlando.......................             7
                  Panama City...................             1
                  Pensacola.....................             1
                  Tallahassee...................             1
                  Tampa.........................            10
                  West Palm Beach...............             4
Georgia           Albany........................             3
                  Atlanta.......................             9
                  Augusta.......................             1
                  Columbus......................             1
                  Savannah......................             2
Illinois          Chicago.......................             3
                  Rockford......................             1
Indiana           Indianapolis..................             3
                  Louisville, KY................             1
Kentucky          Louisville....................             2
Louisiana         Alexandria....................             1
                  Baton Rouge...................             1
                  Lafayette.....................             1
                  Monroe........................             1
                  New Orleans...................             8
                  Shreveport....................             1
Maryland          Baltimore.....................             6
                  Rockville/Washington, D.C.....             5
Massachusetts     Providence, RI................             2
                  Springfield...................             3
Minnesota         Minneapolis...................             5
Mississippi       Gulfport......................             4
                  Hattiesburg...................             1
                  Jackson.......................             1
                  Meridian......................             1
                  New Orleans, LA...............             1
New Jersey        Philadelphia, PA..............             1
North Carolina    Charlotte.....................             3
                  Greenville....................             4
                  Greenville, SC................             1
                  Raleigh-Durham................             4
                  Winston-Salem.................             4
Nevada            Reno..........................             1

                                                     Number of
State             ADI(1)                              Centers
-----             ------                             ---------

Ohio              Charleston, WV................             1
                  Wheeling,WV...................             1
                  Cincinnati....................             3
                  Cleveland.....................             2
                  Columbus......................             2
                  Youngstown....................             2
Oregon            Bend..........................             3
                  Portland......................             2
Pennsylvania      Baltimore, MD.................             1
                  Hershey.......................             2
                  Johnstown-Altoona.............             2
                  Philadelphia..................             4
                  Pittsburgh....................             1
Rhode Island      Providence....................             1
South Carolina    Charleston....................             3
                  Columbia......................             2
                  Greenville....................             1
Tennessee         Chattanooga...................             2
                  Johnson City/Bristol/Kingsport             3
                  Knoxville.....................             2
                  Nashville.....................             3
Texas             Austin........................             2
                  Dallas/Ft. Worth..............             3
                  El Paso.......................             2
                  Houston.......................             2
                  San Antonio...................             3
                  Waco..........................             2
Virginia          Norfolk.......................             4
                  Richmond......................             3
                  Arlington/Washington, D.C.....             4
Washington        Portland, OR..................             1
                  Seattle.......................             7
West Virginia     Charleston....................             2
                  Wheeling......................             2
                                                           ---
Total
                                                           247
                                                           ===
---------------------------
  (1) "ADI" refers to an "area of dominant influence" (as defined by Arbitron Ratings Company) and is the broadcast coverage area of television and radio stations in a given market area.


        Design

        The Orthodontic Centers are generally located either in shopping centers or professional office buildings. Substantially all of the Orthodontic Centers include private treatment rooms and large patient waiting areas (rather than one large treatment area). This allows the Orthodontic Centers to locate in a broader range of office space than a traditional orthodontic practice. The Orthodontic Centers typically include up to six treatment rooms.

        Of the 247 Orthodontic Centers at December 31, 1996, 244 are located in offices used only by the Affiliated Orthodontists and three are located in space shared with a general dentist. The Company intends to relocate these three Orthodontic Centers to free-standing locations as soon as practicable. In its development of additional Orthodontic Centers, the Company intends to establish only free-standing Orthodontic Centers and does not intend to share office space with general dentists.

        The Company has opened three Orthodontic Centers with approximately twice the number of square feet as the other Orthodontic Centers. This new larger configuration is intended to improve operating efficiency and is being evaluated for additional markets.

        Staffing and Scheduling

        For days on which patients are scheduled, an Orthodontic Center is generally open for business from 8:30 a.m. to 6:30 p.m., and at least one Saturday every month. In markets in which there are two or more Orthodontic Centers, each Orthodontic Center in that market is fully staffed only for days on which the Affiliated Orthodontist is scheduled to work, ranging from two to 20 days per month. Staff members dedicated to the Orthodontic Centers in that market, including the business personnel and the orthodontic assistants, rotate with the Affiliated Orthodontist among the Orthodontic Centers in the market. On all other days, the Orthodontic Center is staffed only with a receptionist who answers the telephone and books appointments.

        Patients are scheduled based upon this rotation schedule, if applicable. Therefore, a particular Orthodontic Center will have appointments available only for pre-established days each month. To promote efficiency, appointments for particular types of procedures are grouped together on designated days, with each Orthodontic Center scheduling specified days on which new patients are treated and other days each month during which current patients are treated. This system permits utilization of an Orthodontic Center by a greater number of patients each day patients are treated.

        New patient days. Certain days each month are dedicated solely to seeing new patients. Longer appointments are scheduled for new patient days to allow for the initial consultation, preliminary procedures (including teeth impressions and x-rays) and the placing of spacers between the patient's teeth in anticipation of the application of the braces at the next appointment. If orthodontic treatment is recommended by the Affiliated Orthodontist, the patient then signs a contract for the treatment. The grouping of new patient appointments separately from the monthly appointments for existing patients avoids certain inefficiencies which might be created by the longer appointments required for new patients.

        Regular treatment days. Within two weeks after a patient's initial visit, a patient typically returns to an Orthodontic Center for application of braces and returns each month thereafter for adjustments to the braces. The patient makes a monthly payment prior to receiving his or her chart and proceeding to an inner waiting room. The Affiliated Orthodontist then reviews the status of the treatment and prescribes any necessary adjustments to the braces. The patient then proceeds to a private treatment room, where an orthodontic assistant makes the prescribed adjustments. The patient then returns to the Affiliated Orthodontist for final examination and adjustments that must be made by an orthodontist. Before leaving the Orthodontic Center, the patient makes an appointment for the next month and receives appropriate written information or instructions regarding his or her activities during the interim period.

        Payment Plan; Case Fees

        The Orthodontic Centers generally provide a payment plan recommended by the Company, which consists of no initial down payment, equal monthly payments of $98 per month during the term of the treatment and a final payment of $398 at the completion of treatment. At the initial treatment, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated term of treatment, which averages 26 months. Payment is required from patients at the beginning of each month.

        In the event the treatment period exceeds the period originally estimated by the orthodontist, the patient is not required to pay for the additional months of treatment. In the event the treatment is completed prior to the scheduled completion date, the patient is required to pay 75% of the remaining balance of the contract. If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for all services rendered to date pursuant to the contract. Patients may transfer to another Orthodontic Center for the completion of the treatments. In such an event the patient would continue to pay the required monthly fees under the contract. Since 1991, approximately 1.8% of the Company's net revenue have proven to be uncollectible.

        The Orthodontic Centers do not accept payment by Medicare or Medicaid for services provided. Other payment plans with lower total payments by the patient are available for patients who have insurance coverage for the treatment. During 1996, approximately 21% of the patients treated at the Orthodontic Centers had some form of insurance coverage and approximately 14% of the patient revenue of the Affiliated Orthodontists was paid by a third party payor. The portion of the fee not covered by insurance is the responsibility of the patient.

  SERVICES AND OPERATIONS

        The Company generally manages all of the operations of an Orthodontic Center other than the provision of orthodontic services. The Company provides financial, accounting, billing and collection services for an Orthodontic Center and employs the Orthodontic Center's business personnel. Where permitted by applicable statutes or regulations, the Company also employs the orthodontic assistants.

        Advertising and Marketing

        The Company advertises and markets the services of Orthodontic Centers through television, radio and print media advertising. The Company produces internally all broadcast advertising and tailors such advertising to the particular local market. The names of the Orthodontic Center and the Affiliated Orthodontist are prominently featured in each advertisement. Advertising and direct marketing expenditures averaged approximately $70,491 per Affiliated Orthodontist in 1996 as compared to a national average of approximately $4,400 per orthodontist for traditional practices in 1992.

        The general public traditionally has had little information about orthodontic fees prior to consultations with an orthodontist. The advertising produced by the Company stresses an Orthodontic Center's affordable payment plan and that the Affiliated Orthodontists are specialists in the field of orthodontics (not general dentists practicing orthodontics). The advertisements also emphasize the importance of utilizing a specialist for orthodontic care and that the Orthodontic Centers are conveniently located in each market and operate for extended hours and on some weekend days to accommodate working parents. The advertisements include a toll free national 800 number which routes incoming calls to an

  Orthodontic Center located in the caller's area. The Orthodontic Centers typically receive increased inquiries from prospective patients following a broadcast of the advertisements. Accordingly, the scheduling of television and radio advertisements is coordinated to achieve optimal use of advertisement expenditures, with the level of advertising coordinated with available Orthodontic Center capacity to achieve desired demand levels at a particular Orthodontic Center.

        Recruiting and Training

        The Company actively markets its services to the approximately 200 orthodontists who graduate each year from accredited United States orthodontic programs, and to experienced orthodontists who may consider affiliating with the Company. Orthodontists who select the Company for affiliation are generally given their choice of markets in the United States in which to locate where the Company does not have another Orthodontic Center. The Company also performs market studies to determine the advantages of locating Orthodontic Centers in new markets.

        Affiliated Orthodontists receive initial training regarding the Company's operating systems at the Company's training offices in Orlando and Jacksonville, Florida and in Denver, Colorado to enable an Affiliated Orthodontist to take advantage of the efficiencies created by the Company's systems. The Company also employs training teams which travel to each new Orthodontic Center to train the Orthodontic Center's clinical and business staff with respect to the Company's operating systems. Follow-up visits by the training team are conducted six months following the opening of an Orthodontic Center to maintain operating efficiencies.

        The Affiliated Orthodontists maintain full control over their orthodontic practices, determine which personnel, including orthodontic assistants, to hire or terminate and set their own standards of practice in order to promote quality orthodontic care. The Company is not engaged in the practice of orthodontics. The Affiliated Orthodontists are responsible for compliance with state and local regulations governing the practice of orthodontics and with licensure or certification requirements. In addition, each Affiliated Orthodontist acquires and pays for malpractice insurance, and is required to use reasonable efforts to have the Company named as an additional insured party. Quality of care is monitored through internal peer review procedures administered by the Affiliated Orthodontists through their advisory committee.

        The Company maintains an incentive-based compensation program for its employees which rewards employees based upon their performance and the operating results of the Orthodontic Centers, including increased collections and case starts and cost containment efforts.

        The Company has engaged the services of three former practicing dentists to assist the Company in recruiting orthodontists to affiliate with the Company. The Company intends to maintain its recruiting efforts internally, rather than through outside recruitment services.

        Management Information Systems

        The Company provides Affiliated Orthodontists with management and financial information systems which have improved Orthodontic Center efficiencies and have provided cost savings for Orthodontic Center operations. These systems have also maintained greater uniformity in the manner in which services have been provided at the Orthodontic Centers. The Company utilizes information systems which track important data related to the Orthodontic Centers' operations and financial performance. The Company monitors all expenditures on advertising and reallocates resources between markets where advertising expenditures need to be increased or decreased. The Company's systems also track new patient cases for each of the

  Orthodontic Centers to allow programs to be initiated to better ensure that new patient cases at the Orthodontic Centers are within projected levels. Billing and collection information is sent daily by the Orthodontic Centers to the Company for processing.

        The Company also provides Affiliated Orthodontists with monthly operating data and quarterly financial statements. With the quarterly financial statements, the Company provides an analysis of the financial results and recommends changes to improve financial performance of the Orthodontic Center. This analysis allows the Affiliated Orthodontist and the Company to make periodic adjustments in marketing and operating the Orthodontic Center.

        Purchasing and Distribution

        Because of the number of Orthodontic Centers, the Company is able to make bulk purchases of equipment, office furniture, inventory and supplies in order to reduce per unit costs. The Company negotiates arrangements with suppliers that provide cost savings to each of the Orthodontic Centers. Inventory and supplies are purchased by the Company and distributed on a just-in-time basis to each Orthodontic Center, thereby limiting storage of unused inventory and supplies.

  AGREEMENTS WITH AFFILIATED ORTHODONTISTS

        The Company provides comprehensive management and marketing services to Affiliated Orthodontists pursuant to a service agreement or, in very limited circumstances, a consulting agreement. The selection of either the service agreement or consulting agreement structure is based upon regulatory provisions of the particular state in which an Orthodontic Center is located.

        Service Agreement

        Service agreements are between the Company and an Affiliated Orthodontist and the Affiliated Orthodontist's professional corporation or other entity. Pursuant to the service agreement, the Company manages the business and marketing aspects of Orthodontic Centers, provides capital, facilities and equipment (including utilities, maintenance and rental), implements a marketing program, prepares budgets and financial statements, orders and purchases inventory and supplies, provides a patient scheduling system and staff, bills and collects patient fees, maintains files and records and arranges for certain legal and accounting services. The Affiliated Orthodontist subleases from the Company the facility occupied by the Orthodontic Center and leases the equipment used at the Orthodontic Center from the Company. Service agreements are generally for a term of 40 years.

        Under a service agreement, the Affiliated Orthodontist pays the Company a fee equal to approximately 24% of new patient contract balances in the first month of treatment plus the balance ratably over the remainder of the patient contracts, less amounts retained by the Affiliated Orthodontist. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term service agreements were entered into with the Company in connection with the combination of the Company's predecessor entities. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred. The amounts retained by an Affiliated Orthodontist are dependent on the Affiliated Orthodontist's financial performance, based in significant part on the Affiliated Orthodontist's profitability on a cash basis, as provided in the service agreements.

        Consulting Agreements

        The terms of consulting agreements differ significantly from the terms of service agreements and will vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. Currently, in one state, the Company may only provide consulting services to the Affiliated Orthodontists and may not manage the Affiliated Orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to the consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

  GOVERNMENT REGULATION

        General

        The field of orthodontics is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies is increasing. Every state imposes licensing and other requirements on individual orthodontists, and orthodontic facilities and services. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists may be providers. In connection with its entry into new markets, the Company may become subject to compliance with additional regulations.

        The operations of the Orthodontic Centers must meet federal, state and local regulatory standards in the areas of safety and health. Historically, those standards have not had any material adverse effect on the operations of the Orthodontic Centers. Based on its familiarity with the operations of the Orthodontic Centers and the activities of the Affiliated Orthodontists, management believes that the Orthodontic Centers are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

        State Legislation

        The laws of many states prohibit orthodontists from splitting fees with non-orthodontists and prohibit non-orthodontic entities (such as the Company) from practicing dentistry, including orthodontics (which in certain states includes managing or operating an orthodontic office), and from employing orthodontists or, in certain circumstances, orthodontic assistants. The laws of some states prohibit advertising of orthodontic services under a trade or corporate name and require that all advertisements be in the name of the orthodontist. A number of states also regulate the content of advertisements of orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own or control equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Management believes, based on its familiarity with the operations of the Orthodontic Centers and the activities of the Affiliated Orthodontists, that the Company's current and planned activities do not violate these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing contractual relationships with the Affiliated Orthodontists or the operation of the Orthodontic Centers. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions. In response to particular state regulatory provisions, the Company is required to utilize the consulting agreement structure in at least one state. Management plans to use a form of one of its operating agreements in each of the states in which a development or acquisition proposal is pending.

        Regulatory Compliance

        The Company regularly monitors developments in laws and regulations relating to dentistry. The Company may be required to modify its agreements, operations and marketing from time to time in response to changes in the business and regulatory environment. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangement will not be successfully challenged or that required changes may not have a material adverse effect on operations or profitability.

  COMPETITION

        The business of providing orthodontic services is highly competitive in each of the markets in which the Orthodontic Centers operate. Each Affiliated Orthodontist competes with orthodontists who maintain single offices or operate a single satellite office, as well as with orthodontists who maintain group practices or operate in multiple offices. The Orthodontic Centers also compete with dentists who provide certain orthodontic services. The provision of orthodontic services by such persons has increased in recent years.

        There are several companies pursuing similar strategies in the health care industry, and companies with similar objectives and substantially greater financial resources may enter the Company's markets and compete with the Company.

  EMPLOYEES

        At December 31, 1996, the Company employed 1,287 persons, including 949 full-time employees and 49 employees in the Company's corporate offices. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

  INSURANCE

        The Company maintains general liability and property insurance. The costs of insurance coverage varies, and the availability of certain coverage has fluctuated in recent years. While management believes, based upon its claims experience, that the Company's current insurance coverage is adequate for its current operations, there can be no assurance that the coverage will be sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates. The Affiliated Orthodontists purchase and maintain their own malpractice liability insurance coverage, and are required to use reasonable efforts to have the Company named as an additional insured party on their respective insurance policies.

  TRADENAMES

        The Company registered the tradenames "The Dentist Place" and "Orthodontic Specialist Network" with the United States Patent and Trademarks Office in 1990 and 1993, respectively. Of the 247 Orthodontic Centers at December 31, 1996, 218 use a tradename which combines the state, region or city in which the center is located and "Orthodontic Specialists", such as "Middle Tennessee Orthodontic Specialists". The tradename "The Dentist Place" is utilized in the four centers in the Jacksonville, Florida area.

  EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information with respect to the executive officers of the Company:

NAME                             AGE            POSITIONS WITH THE COMPANY
----                             ---            --------------------------

Dr. Gasper Lazzara, Jr.........   54  Chairman of the Board, President, Chief
                                      Executive Officer, Director

Bartholomew F. Palmisano, Sr...   50  Chief Financial Officer, Senior Vice
                                      President,
                                      Secretary, Treasurer, Director

Geoffrey L. Faux...............   41  Executive Vice President, Chief
                                      Administrative Officer, Director

Michael C. Johnsen.............   44  Vice President of Operations, Director


        DR. GASPER LAZZARA, JR. Dr. Lazzara has served as Chairman of the Board, President and Chief Executive Officer of the Company since its inception in July 1994. From 1989 to 1994, Dr. Lazzara served as president or managing partner of certain of the Company's predecessor entities. He is a licensed orthodontist and, prior to founding the Company, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and is a Diplomat of the American Board of Orthodontists.

        BARTHOLOMEW F. PALMISANO, SR. Mr. Palmisano has served as Chief Financial Officer, Senior Vice President, Secretary and Treasurer of the Company since its inception in July 1994. From 1989 to 1994, Mr. Palmisano served as the chief financial officer of certain of the Company's predecessor entities. Mr. Palmisano is a licensed certified public accountant and attorney. He was previously served as an accountant with the firm of Palmisano & Vignes, Certified Public Accountants, in New Orleans, Louisiana from 1977 to 1989, and with Main Lafrenz & Co. from 1969 to 1976.

        GEOFFREY L. FAUX. Mr. Faux has served as Executive Vice President and Chief Administrative Officer of the Company since September 1996. From 1992 to September 1996, Mr. Faux served as Director, Investment Banking Group for Prudential Securities Incorporated.

        MICHAEL C. JOHNSEN. Mr. Johnsen has served as Vice President of Operations of the Company since its inception in July 1994. From 1988 to 1994, Mr. Johnsen served as Vice President of Operations of certain of the Company's predecessor entities. Mr. Johnsen is Dr. Lazzara's brother-in-law.

  ITEM 2.  PROPERTIES
  -------------------

        The Company leases an average of between 2,200 and 2,500 square feet of office space for each Orthodontic Center. The typical lease for office space is for a term of approximately five years, and generally provides for renewal options for additional years. The average rental payment is approximately $3,500 per month. As demand for orthodontic services has increased in a particular market, the Company has leased and developed new Orthodontic Centers in that market rather than expand its existing Orthodontic Centers, because the size of each Orthodontic Center, particularly those located in shopping malls, has been limited.

        The Company leases approximately 5,354 and 2,420 square feet of office space in Ponte Vedra Beach, Florida for its headquarters under two separate leases which expire in January 2000 and February 2002, respectively. The Company also maintains an office in approximately 5,300 square feet of office space in Metairie, Louisiana under a lease which expires in October 1998.

  ITEM 3.  LEGAL PROCEEDINGS
  -------  -----------------

        The Company does not have pending any litigation that, separately or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company and its affiliated orthodontists may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of its business. The Company's affiliated orthodontists have not performed, and will not in the future perform, in Orthodontic Centers temporal mandibular joint dysfunction (or "TMJ") procedures, with which substantial litigation has been associated.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  -------  ---------------------------------------------------

        Not applicable.

                                    PART II
                                    -------

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  -------  ---------------------------------------------------------------------

        The Company's Common Stock ("Common Stock") is quoted on the Nasdaq Stock Market National Market under the symbol "OCAI". The following table sets forth, for the periods indicated, the range of high and low sales prices per share of Common Stock, as reported on the Nasdaq Stock Market National
  Market:

                                                           HIGH(1)            LOW(1)
                                                          --------            ------
      1994
      ----
      Fourth Quarter (beginning December 20, 1994)..   $ 3  1/8           $2  3/4

      1995
      ----

      First Quarter.................................   $ 4 25/32          $2 29/32
      Second Quarter................................   $ 6  3/8           $3  7/8
      Third Quarter.................................   $ 8  3/16          $5 15/16
      Fourth Quarter................................   $12  1/16          $7

      1996
      ----

      First Quarter.................................   $15 3/8            $10 3/8
      Second Quarter................................   $20 3/4            $12 5/8
      Third Quarter.................................   $22 5/8            $11 3/8
      Fourth Quarter................................   $21 3/8            $11

      1997
      ----

      First Quarter (through March 17, 1997)........   $17 3/4            $13 3/8

  ______________
  (1) All share prices have been adjusted to reflect two two-for-one stock splits of the Common Stock effected in the form of a 100% stock dividend as of December 29, 1995 and September 5, 1996, respectively.

        At March 17, 1997, the last reported sale price of the Common Stock was $15 1/8 per share, and the number of holders of record of the Common Stock was approximately 283.

        The Company has never declared or paid cash dividends on the Common Stock. Prior to the October 18, 1994 combination (the "Combination Transaction") of the operations of 32 orthodontic practice entities and two orthodontic management entities that were previously under common ownership and management, and substantially all of which were general partnerships, limited liability companies and S corporations (the "Predecessor Entities"), the Predecessor Entities made distributions of their earnings to their respective partners, members and stockholders.

        The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business and accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors. The Company's $5.0 million revolving line of credit with First Union National Bank of Florida limits the ability of the Company to pay dividends from other than current year earnings, and additional financial covenants contained in such line of credit, including the requirement to maintain a minimum tangible net worth of not less than $8.2 million, may limit the amount or payment of dividends.

        During 1996, the following equity securities were sold by the Company without registration under the Securities Act of 1933 (the "Securities Act"):

        In January 1996, the Company granted options to purchase (i) an aggregate of 4,800 shares of Common Stock under the Company's Non-Qualified Stock Option Plan for Non-Employee Directors to two non-employee directors of the Company, (ii) an aggregate of 44,314 shares of Common Stock under the Company's Incentive Stock Plan to 14 employees of the Company, and (iii) 3,000 shares of Common Stock under the Company's Restricted Stock Plan to an Affiliated Orthodontist. The exercise price under each of such options was equal to the market price of the Common Stock on the date of grant, as reported on the Nasdaq Stock Market National Market. The Company did not receive any payment in exchange for granting any of such options. The options were granted in reliance upon an exemption from registration under the Securities Act contained in Section 4(2) of the Securities Act.

        In February 1996, the Company issued and sold an aggregate of 15,108 shares of Common Stock, in reliance upon an exemption from registration under the Securities Act contained in Section 4(2) of the Securities Act, to an Affiliated Orthodontist in exchange for such Affiliated Orthodontist's ownership interests in a corporation which owned certain operating assets used in connection with the Affiliated Orthodontist's practice. No underwriters were used in accomplishing this transaction.

        In March 1996, the Company granted options to purchase 1,724 shares of Common Stock under the Company's Restricted Stock Plan to an Affiliated Orthodontist, in reliance upon an exemption from registration under the Securities Act contained in Section 4(2) of the Securities Act. The exercise price under such options was equal to the market price of the Common Stock on the date of grant as reported on the Nasdaq Stock Market National Market. The Company did not receive any payment in exchange for granting such options.

        In May 1996, the Company sold 69,017 shares of Common Stock, in reliance upon an exemption from registration under the Securities Act contained in
  Section 4(2) of the Securities Act, to an Affiliated Orthodontist in exchange for such Affiliated Orthodontist's ownership interests in a corporation which owned certain operating assets used in connection with the Affiliated Orthodontist's practice. No underwriters were used in accomplishing this transaction.

        In June 1996, the Company issued and sold 18,591 shares of Common Stock, in reliance upon an exemption from registration under the Securities Act contained in Section 4(2) of the Securities Act, to an Affiliated Orthodontist in exchange for such Affiliated Orthodontist's ownership interests in a corporation which owned certain operating assets used in connection with the Affiliated Orthodontist's practice. No underwriters were used in accomplishing this transaction.

  ITEM 6.  SELECTED FINANCIAL DATA
  -------  -----------------------

        The following table sets forth selected financial data of the Company. The selected financial data in the table are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                        YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                          1992      1993        1994          1995        1996
                                        --------  --------  -------------  ----------  -----------
STATEMENT OF INCOME DATA:                             (in thousands, except per share data)
  Net revenue.........................  $14,470   $18,807     $   25,357      $41,556     $ 71,273
  Direct expenses:....................
    Employee costs....................    3,082     4,835          6,842       11,784       19,895
    Orthodontic supplies..............    1,025     1,528          1,908        3,167        5,428
    Rent..............................    1,449     1,586          2,050        3,504        6,114
    Advertising and marketing.........    1,036     1,239          2,147        4,323        6,644
                                        -------   -------     ----------      -------     --------
       Total direct expenses..........    6,592     9,188         12,947       22,778       38,081
  General and administrative..........    1,457     1,869          2,730        5,108        8,703
  Depreciation and amortization.......    1,199     1,089            920        1,448        2,814
                                        -------   -------     ----------      -------     --------
  Operating profit....................    5,222     6,661          8,760       12,222       21,675
  Interest (expense) income, net......     (160)     (224)          (266)       1,995        1,935
  Nonrecurring litigation expense.....      ---       ---      (3,750)(1)         ---          ---
                                        -------   -------     ----------      -------     --------
  Income before income taxes..........    5,062     6,437          4,744       14,217       23,610
  Provision for income taxes(2).......      560       331        2,715(3)       5,182        9,208
                                        -------   -------     ----------      -------     --------
  Net income..........................  $ 4,502   $ 6,106     $    2,029      $ 9,035     $ 14,402
                                        =======   =======     ==========      =======     ========
  Net income per share(4).............                                          $0.23        $0.33
                                                                              =======     ========
  Weighted average shares                                                      39,630       43,708
   outstanding(4).....................                                        =======     ========


                                                             DECEMBER 31,
                                        ----------------------------------------------------------
                                           1992      1993        1994          1995         1996
                                        -------   -------     ----------      -------     --------
                                                            (in thousands)
BALANCE SHEET DATA:
  Working capital.....................  $ 3,126   $ 5,893     $   20,896      $43,778     $ 40,219
  Total assets........................    7,189    12,470         37,491       92,573      145,099
  Total debt..........................    1,696     2,354          4,968        4,490        3,397
  Total equity........................    3,405     7,602         25,735       77,313      114,887

------------------------------
 (1) Nonrecurring charge incurred in connection with settlement of litigation unrelated to the operating activities of the Predecessor Entities and therefore excluded from operating profit. See Note 6 to the Company's consolidated financial statements.

 (2) Prior to October 18, 1994, substantially all of the Predecessor Entities were S corporations, general partnerships or limited liability companies and their taxable income was taxed directly to their respective stockholders, partners or members during such periods.

 (3) Includes a one-time, non-cash charge of $2,606,000 for deferred income taxes relating to the difference between the tax basis and the basis for financial reporting purposes of assets and liabilities of the Predecessor Entities acquired by the Company in the Combination Transaction. See Note 9 to the Company's consolidated financial statements.

  (4) Amounts represent the full dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. Assuming no dilution, net income per share for the year ended December 31, 1996 was $0.34, based upon weighted average shares outstanding of approximately 42,388,000, and for the year ended December 31, 1995 was $0.24, based upon weighted average shares outstanding of approximately 38,235,000.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

        The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Mr. Bartholomew F. Palmisano, Sr., the Chief Executive Officer and Chief Financial Officer, respectively, of the Company. There were 247 Orthodontic Centers in 28 states at December 31, 1996.

        The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                           Year ended December 31,
                                                ----------------------------------------------
                                                1990  1991   1992   1993   1994   1995   1996
                                                ----  -----  -----  -----  -----  -----  -----
Number of centers at beginning of period......    11    18     31     47     55     75     75
Number of centers developed during period.....     4     9      5      4     22     44     48
Number of centers acquired during period......     3     5     17      5      1     29     73
Number of centers consolidated during period..    --    (1)    (6)    (1)    (3)    (3)   (19)
                                                ----  ----   ----   ----   ----   ----   ----
Number of centers at end of period............    18    31     47     55     75    145   247
                                                ----  ----   ----   ----   ----   ----   ----

       At December 31, 1991, 26 of the 31 Orthodontic Centers at that time were located in general dentists' offices. During 1992, the Company began pursuing a strategy of relocating Orthodontic Centers to free-standing locations, pursuant to which each of these 26 Orthodontic Centers was relocated to free-standing locations. At December 31, 1996, only three of the 247 Orthodontic Centers were located in a general dentist's office. The Company intends to relocate these three remaining Orthodontic Centers to free-standing locations as soon as practicable. In developing additional Orthodontic Centers, the Company intends to locate the Orthodontic Centers only in free-standing locations. By locating in free-standing locations, Orthodontic Centers have been able to increase available operating days and thereby enhance their revenue producing capability.

       Of the 247 Orthodontic Centers at December 31, 1996, 134 were developed by the Company and 113 were existing orthodontic practices whose assets were acquired by the Company. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly-recruited Affiliated Orthodontists and acquiring the assets of, and entering into long-term agreements with, existing practices.

       The average cost of developing a new Orthodontic Center is approximately $230,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender. For new developments, the Company has discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a five-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which generally occurs approximately 12 months after an Orthodontic Center commences operations). The Company intends, however, to continue to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company is assisting Affiliated Orthodontists in obtaining financing from the Company's primary lender to replace the Company's financing of such Affiliated Orthodontists' share of the costs of previously completed developments.

       Typically, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have typically become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Centers' growth in patient base has typically begun to stabilize as the initial patients complete treatment. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies, including increased advertising and efficient patient scheduling.

       The financial statements of the Company prior to October 18, 1994 recognized revenue as services were performed and the associated costs were incurred, in accordance with the proportional performance method of accounting for service contracts. Approximately 24% of the orthodontic services were performed and their associated costs incurred in the first month of treatment. Accordingly, approximately 24% of the revenue associated with a patient contract was historically recognized in the first month, with the remaining revenue recognized in equal monthly installments over the balance of the contract period, which averaged 26 months. Expenses were recognized as incurred.

       Since October 18, 1994, the Company earns its revenue from long-term service or consulting agreements entered into with Affiliated Orthodontists. Pursuant to the service agreement, an Affiliated Orthodontist pays a fee to the Company equal to approximately 24% of new patient contract balances of the Affiliated Orthodontist in the first month of treatment plus the balance ratably over the remainder of the patient contract, less amounts retained by the Affiliated Orthodontist. The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on the Affiliated Orthodontist's profitability on a cash basis, as provided in the service agreements. Amounts retained by an Affiliated Orthodontist which operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, while the Affiliated Orthodontist's share of capital expenditures is recovered through the Company's fee over a period which approximates the useful life of the related capital assets. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company in the Combination Transaction. In exchange for its service fees, the Company provides capital for the development and growth of Orthodontic Centers and manages the business and marketing aspects of Orthodontic Centers, including implementing advertising and marketing programs, preparing budgets, purchasing inventory, providing patient scheduling systems, billing and collecting fees and maintaining records. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred.

       The terms of consulting agreements differ significantly from the terms of service agreements and vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. Currently, in one state, the Company may only provide consulting services to the orthodontists and may not manage the orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to compensation for the specific consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

       Employee costs consist of wages, salaries and benefits paid to all employees of the Company, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of provision for losses on patient contracts and receivables, professional service fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, and printing and shipping expense.

       Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers generally instituted a price increase recommended by the Company for orthodontic services from $89 per month to $98 per month for new patients with an increase in the final payment from $366 to $398.

  RESULTS OF OPERATIONS

  The following table sets forth the percentages of net revenue represented by certain items in the Company's consolidated statements of income.

                                    Year ended December 31,
                                   --------------------------
                                     1994     1995     1996
                                   --------  -------  -------

Net Revenue......................    100.0%   100.0%   100.0%
Direct expenses:
   Employee costs................     27.0     28.4     27.9
   Orthodontic supplies..........      7.5      7.6      7.6
   Rent..........................      8.1      8.4      8.6
   Advertising and marketing.....      8.5     10.4      9.3
                                     -----    -----    -----
   Total direct expenses.........     51.1     54.8     53.4
General and administrative.......     10.8     12.3     12.2
Depreciation and amortization....      3.6      3.5      4.0
                                     -----    -----    -----
Operating profit.................     34.5     29.4     30.4
Interest (expense) income, net...     (1.0)     4.8      2.7
Nonrecurring litigation expense..    (14.8)      --       --
                                     -----    -----    -----
Income before income taxes.......     18.7     34.2     33.1
Provision for income taxes.......     10.7     12.5     12.9
                                     -----    -----    -----
Net income.......................      8.0%    21.7%    20.2%
                                     =====    =====    =====

    1996 Compared to 1995

      Net Revenue. Net revenue increased 71.5% from $41.6 million for 1995 to $71.3 million for 1996. Approximately $6.9 million of this increase was attributable to the growth in net revenue of the 74 Orthodontic Centers open throughout both periods, $12.1 million was attributable to the 57 Orthodontic Centers (net of consolidations) opened during 1995, $11.0 million was attributable to the 116 Orthodontic Centers opened during 1996 and approximately $546,000 was attributable to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The remaining difference resulted primarily from the fact that revenue recognized from the sale of ownership interests in Orthodontic Centers obtained by the Company in the Combination Transaction were lower in 1996 than in 1995. The number of patient contracts increased from approximately 53,000 at December 31, 1995 to approximately 83,000 at December 31, 1996.

      Employee Costs. Employee costs increased 68.8% from $11.8 million for 1995 to $19.9 million for 1996. This increase was caused by an increase in the number of patient contracts, which resulted in additional employee time required to service these contracts. As a percentage of net revenue, however, employee costs decreased from 28.4% for 1995 to 27.9% for 1996. The decrease in employee costs as a percentage of net revenue resulted from increased efficiency in scheduling and monitoring employee productivity for all patient days.

      Orthodontic Supplies. Orthodontic supplies expense increased 71.4% from $3.2 million for 1995 to $5.4 million for 1996. As a percentage of net revenue, orthodontic supplies remained constant at 7.6%. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

      Rent. Rent expense increased 74.5% from $3.5 million for 1995 to $6.1 million for 1996. As a percentage of net revenue, rent expense increased from 8.4% to 8.6%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

      Advertising and Marketing. Advertising and marketing expense increased 53.7% from $4.3 million for 1995 to $6.6 million for 1996. The increase in this expense resulted primarily from the addition of Orthodontic Centers in new advertising markets after December 31, 1995. As a percentage of net revenue, however, advertising and marketing decreased from 10.4% for 1995 to 9.3% for 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

      General and Administrative. General and administrative expense increased 70.4% from $5.1 million for 1995 to $8.7 million for 1996. This increase resulted from the increase in Orthodontic Centers. As a percentage of net revenue, however, general and administrative expense remained relatively unchanged, at 12.3% in 1995 compared to 12.2% in 1996.

      Depreciation and Amortization. Depreciation and amortization expense increased 94.3% from $1.4 million for 1995 to $2.8 million for 1996. As a percentage of net revenue, depreciation and amortization increased from 3.5% to 4.0%. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after December 31, 1995 and amortization of service agreements acquired during 1996.

      Operating Profit. Operating profit increased 77.3% from $12.2 million for 1995 to $21.7 million for 1996. As a percentage of net revenue, operating profit increased from 29.4% to 30.4%, as a result of the factors discussed above.

      Interest. Net interest income decreased 3.0% from $2.0 million for 1995 to $1.9 million for 1995. The decrease resulted from a decrease in the Company's average investment balances.

      Provision for Income Taxes. Provision for income taxes increased 77.7% from $5.2 million for 1995 compared to $9.2 million for 1996. The Company's effective tax rate increased from 36.4% to 39.0% to reflect the Company's higher income tax bracket for federal purposes and its blended state tax rate.

      1995 Compared to 1994

      Net Revenue. Net revenue increased 63.9% from $25.4 million for 1994 to $41.6 million for 1995. Approximately $3.9 million of this increase was attributable to the growth in net revenue of the 53 Orthodontic Centers open throughout both periods, $4.1 million was attributable to the 22 Orthodontic Centers (net of consolidations) opened during 1994, $5.3 million was attributable to the 70 Orthodontic Centers opened during 1995 and approximately $1.7 million was attributable to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The remaining increase resulted primarily from the sale of ownership interests in Orthodontic Centers obtained by the Company in the Combination Transaction. The number of patient contracts increased from approximately 33,000 at December 31, 1994 to approximately 53,000 at December 31, 1995.

      Employee Costs. Employee costs increased 72.2% from $6.8 million for 1994 to $11.8 million for 1995. As a percentage of net revenue, employee costs increased from 27.0% for 1994 to 28.4% for 1995. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers.

      Orthodontic Supplies. Orthodontic supplies expense increased 66.0% from $1.9 million for 1994 to $3.2 million for 1995. As a percentage of net revenue, orthodontic supplies increased from 7.5% to 7.6%. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

      Rent. Rent expense increased 70.9% from $2.1 million for 1994 to $3.5 million for 1995. As a percentage of net revenue, rent expense increased from 8.1% to 8.4%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

      Advertising and Marketing. Advertising and marketing expense increased 101.4% from $2.1 million for 1994 to $4.3 million for 1995. Advertising and marketing expense increased as a percentage of net revenue from 8.5% to 10.4%. The increase in this expense as a percentage of net revenue is the result of advertising for Orthodontic Centers opened in new markets (including metropolitan areas with relatively higher advertising rates), additional grand opening promotions for Orthodontic Centers relocated in existing markets and an overall increase in the quality of advertising.

      General and Administrative. General and administrative expense increased 87.1% from $2.7 million for 1994 to $5.1 million for 1995. As a percentage of net revenue, general and administrative expense increased from 10.8% to 12.3% as a result of an increase in bad debt expense from $342,000 to $958,000, expenses associated with being a publicly held company and administrative expenses associated with the opening of additional Orthodontic Centers.

      Depreciation and Amortization. Depreciation and amortization expense increased 57.4% from $920,000 for 1994 to $1.4 million for 1995. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after December 31, 1994. As a percentage of net revenue, however, depreciation and amortization expense decreased from 3.6% to 3.5%. The decrease resulted from the full amortization in 1994 of the patient contracts acquired in 1993.

      Operating Profit. Operating profit increased 39.5% from $8.8 million for 1994 to $12.2 million for 1995. As a percentage of net revenue, however, operating profit decreased from 34.5% to 29.4%, as a result of the factors discussed above.

      Interest. Net interest expense was $266,000 for 1994 compared to net interest income of $2.0 million for 1995. The interest income resulted from the investment of the unexpended proceeds from the Company's prior public offerings.

      Nonrecurring Litigation Expense. The Company incurred a nonrecurring litigation expense of approximately $3.7 million during the second quarter of 1994 in connection with the acquisition by the Company of the practice assets of two orthodontists as part of the Combination Transaction and as part of the settlement of the litigation initiated by those orthodontists against the Company. The $3.7 million consisted of approximately $300,000 in cash and $3.4 million in promissory notes. In addition, the Company issued to the two orthodontists an aggregate of 1,186,124 shares of Common Stock (after giving effect to the Company's two subsequent two-for-one stock splits effected in the form of a 100% stock dividend). The two previously affiliated orthodontists alleged in the action, among other matters, that such orthodontists had an interest in all of the Predecessor Entities and that Dr. Lazzara and Mr. Palmisano had breached their fiduciary duties. The two orthodontists claimed that the value offered to them in the Combination Transaction was insufficient in view of their claim of ownership interest in all of the Predecessor Entities. It is the Company's view, therefore, that this litigation was unrelated to the operating activities of the Company, which provides business operations and financial, marketing and administrative services to Affiliated Orthodontists. Accordingly, the nonrecurring litigation expense is not reflected in the Company's operating profit.

      Provision for Income Taxes. Provision for income taxes increased 90.9% from $2.7 million for 1994 compared to $5.2 million for 1995. The Company's effective tax rate decreased from 57.2% to 36.4%. The 1994 provision reflected a one-time, non-cash charge of $2.6 million for deferred income taxes resulting from the change in tax status of the operations of the Company upon completion of the Combination Transaction.

  QUARTERLY OPERATING RESULTS

      The following table sets forth certain unaudited quarterly operating information of the Company for 1995 and 1996. The Company believes that the following information includes all of the adjustments, consisting of normal recurring accruals and adjustments necessary to convert cash basis accounting records of the Company to an accrual basis, considered necessary for a fair presentation of the Company's consolidated financial position and its consolidated results of operations for these periods in accordance with generally accepted accounting principles.


                                                 Quarters ended
                                                 --------------
                                   1995                                  1996
                                   ----                                  ----
                    Mar. 31  June 30  Sept. 30  Dec. 31  Mar. 31  June 30  Sept. 30  Dec. 31
                    -------  -------  --------  -------  -------  -------  --------  -------
                                                 (in thousands)
Net revenue.......   $8,465   $9,236   $11,490  $12,365  $13,719  $15,517   $18,881  $23,156
Operating profit..    2,719    2,577     3,318    3,609    3,914    4,592     6,185    6,984


  SEASONALITY

      The Orthodontic Centers have experienced their highest volume of new cases in the summer and certain other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist to commence treatment. Consequently, the Orthodontic Centers have experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, the Orthodontic Centers have experienced reduced volume and fourth quarter revenue for the Orthodontic Centers has been generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional Orthodontic Centers.

  LIQUIDITY AND CAPITAL RESOURCES

      Development and acquisition costs, capital expenditures and working capital needs have been, and will continue to be, financed through a combination of cash flow from operations, bank borrowings and the issuance of notes and shares of Common Stock. The Company intends to continue to lease, rather than purchase, facilities for the Orthodontic Centers, to maximize the Company's available capital.

      Net cash provided by operations for the year ended December 31, 1996 was $6.8 million. Net cash used in the Company's investing activities was $13.2 million and included the purchases of property, equipment and improvements, the acquisition of intangible assets and advances to orthodontic entities, offset by the proceeds from sales and maturities of investments and payments from orthodontic entities. Net cash used in the Company's financing activities for the year ended December 31, 1996 was $520,000, and consisted of payments of long-term debt, offset by proceeds from the exercise of certain stock options under the Company's three stock option plans.

      The Company completed an initial public offering of 7,600,000 shares of Common Stock at a public offering price of $2.75 per share in December 1994, resulting in net proceeds to the Company of approximately $18.0 million. In January 1995, the underwriters of the Company's initial public offering exercised their over-allotment option for an additional 1,140,000 shares of Common Stock, which provided the Company with additional net proceeds of approximately $2.6 million. In June 1995, the Company completed a public offering of 7,200,000 shares of Common Stock at a public offering price of $5.75 per share, resulting in net proceeds to the Company of approximately $38.7 million. In April 1996, in connection with a public offering by certain selling stockholders, the Company issued 390,868 shares of Common Stock upon the exercise of stock options under the Company's three stock option plans, resulting in aggregate net proceeds to the Company of $693,000 from the exercise price of such options. At December 31, 1996, the Company had used approximately $29.9 million of the aggregate of approximately $60.0 million in net proceeds received by the Company in these public offerings, including approximately $1.5 million used to repay bank indebtedness and promissory notes to Affiliated Orthodontists. The Company intends to utilize the remaining proceeds of approximately $30.1 million to fund the expansion of its business through the development of new Orthodontic Centers and the acquisition of assets of, and the entering into long-term agreements with, existing orthodontic practices, and for working capital and general corporate purposes.

      The Company's revolving line of credit with First Union National Bank of Florida, which was entered into on October 18, 1994, provides an aggregate of $5.0 million for general working capital needs and expansion of the number of Orthodontic Centers, all of which is currently available for borrowing. The revolving line of credit bears interest at 0.5% per annum above First Union's prime rate and amounts borrowed are secured by a security interest in all of the Company's assets, including its accounts receivable and equipment, and are to be repaid over a period of four years.

      As of October 18, 1994, in connection with the acquisition of the ownership interests of two orthodontists in the Combination Transaction and as a part of the settlement of litigation filed by such orthodontists, the Company paid $318,000 in cash and issued promissory notes in the aggregate principal amount of approximately $3.4 million to the two orthodontists.
  These notes are payable in 84 equal monthly installments, commencing November 1, 1994, bear interest at 8.0% per annum and mature on November 1, 2001. At December 31, 1996, the outstanding principal balance of such notes was an aggregate of approximately $2.5 million.

      Of the 247 Orthodontic Centers at December 31, 1996, 113 were acquired through the acquisition of the assets of and the affiliation with existing orthodontic practices. During 1996, the Company acquired the assets of and affiliated with 40 existing orthodontic practices operating at 64 locations (net of consolidations) at a cost of approximately $32.4 million, of which the cash portion was approximately $11.4 million (including $4.6 million which was due to orthodontic entities at December 31, 1996 and paid shortly after year end) and the balance consisted of promissory notes issued by the Company in an aggregate principal amount of $120,000 and an aggregate of 1,718,236 shares of Common Stock. Outstanding indebtedness at December 31, 1996 under promissory notes issued by the Company to Affiliated Orthodontists to acquire the assets of existing orthodontic practices was approximately $920,000, with maturities ranging from one to five years and interest rates ranging from 8.0% to 10.0% per annum.

      The Company intends to develop additional Orthodontic Centers in 1997.
  The average cost of developing a new Orthodontic Center is approximately $230,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender. For new developments, the Company has discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a five-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which generally occurs approximately 12 months after an Orthodontic Center commences operations). The Company intends, however, to continue to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company is assisting Affiliated Orthodontists in obtaining financing from the Company's primary lender to replace the Company's financing of such Affiliated Orthodontists' share of the costs of previously completed developments. The Company intends to fund such advances and any continued financing through a combination of bank borrowings, cash from operations and the remaining net proceeds from the Company's prior public offerings.

      The level of these cash needs could significantly change depending upon the Company's ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements, and acquire the assets of existing orthodontic practices. Based upon the Company's anticipated capital needs for 1997, management believes that the combination of the funds available under the Company's revolving line of credit, cash flow from operations, and the proceeds remaining from the Company's prior public offerings will be sufficient to meet the Company's funding requirements for the foreseeable future.

      Unbilled patient receivables of Affiliated Orthodontists increased from $12.3 million at December 31, 1995 to $18.4 million at December 31, 1996, which increases are consistent with the increase in the number of patient contracts. Property, equipment and leasehold improvements increased from $14.0 million at December 31, 1995 to $24.2 million at December 31, 1996 primarily as a result of the development of 48 new Orthodontic Centers. Total current liabilities increased from $10.7 million at December 31, 1995 to $16.0 million at December 31, 1996 primarily as a result of an increase in accounts payable and other accrued liabilities of $5.3 million.

      The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ended September 30, 1996, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed on October 1, 1995 will reverse over the two-year period ending September 30, 1997. As a result, the Company estimates that its cash outlays for income taxes will exceed its provision for income taxes in 1997 by approximately $2.3 million.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A hereto.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III
                                    --------


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------------------------------

      Information relating to the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1997.

  ITEM 11.  EXECUTIVE COMPENSATION
  --------------------------------

      Information relating to executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1997. The sections captioned "Comparative Performance Graph" and "Compensation Committee Report on Executive Compensation" included in such Proxy Statement are expressly not incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ------------------------------------------------------------------------

      Information relating to the security ownership of certain beneficial stockholders and management of the Company is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1997.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  --------------------------------------------------------

      Information relating to certain relationships and related transactions with respect to the Company is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1997.

                                    PART IV
                                    -------


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  -------------------------------------------------------------------------

  (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

      The following consolidated financial statements of the Company are included in Appendix A hereto.

      (1) FINANCIAL STATEMENTS:

      Report of Independent Auditors...........................................  A-1

      Consolidated Balance Sheets - December 31, 1996 and 1995.................  A-2

      Consolidated Statements of Income - Years Ended December 31, 1996,
      1995 and 1994............................................................  A-4

      Consolidated Statements of Equity - Years Ended December 31, 1996,
      1995 and 1994............................................................  A-5

       Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
      1995 and 1994............................................................  A-6

      Notes to Consolidated Financial Statements - December 31, 1996...........  A-7

      (2) FINANCIAL STATEMENT SCHEDULE:
          ----------------------------

      All schedules are omitted, because they are not applicable or not required, or because the required information is included in the Company's consolidated financial statements or notes thereto.

      (3) EXHIBITS
          --------

  EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBITS
  ------        -----------------------

3.1     --      Bylaws of the Registrant (1)
3.2     --      Restated Certificate of Incorporation of the Registrant (1)
4.1     --      Specimen Stock Certificate (1)
9.1     --      Voting Trust Agreement, dated as of October 18, 1994, between
                John R. Anderson, D.D.S., P.A., Neal A. Stubbs, D.D.S., P.A.,
                and Gasper Lazzara, Jr., D.D.S. (1)
10.1    --      Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.2    --      Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.3    --      Form of Consulting Agreement (1)
10.4    --      Employment Agreement between the Registrant and Gasper Lazzara,
                Jr., D.D.S. (1)
10.5    --      Employment Agreement between the Registrant and Bartholomew F.
                Palmisano, Sr. (1)
10.6    --      Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan
                (1)

10.7    --      Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock
                Option Plan for Non-Employee Directors (1)
10.8    --      First Union National Bank Defined Contribution Master Plan and
                Trust Agreement, and Adoption Agreement relating thereto,
                between the Registrant and First Union National Bank (1)
10.9    --      Settlement and Purchase Agreement, dated as of October 10, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs,
                D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S., P.A., Gasper
                Lazzara, Jr., D.D.S., Bartholomew F. Palmisano, Sr., Palmisano &
                Associates, A Corporation of Certified Public Accountants,
                Orthodontic Centers of America, Inc., a Florida corporation,
                Orthodontic Centers of America, Inc., a Louisiana corporation, and the Registrant (1)
10.10   --      Non-Assignable Promissory Note, dated October 18, 1994, by the
                Registrant in favor of John R. Anderson, D.D.S., P.A. (1)
10.11   --      Non-Assignable Promissory Note, dated October 18, 1994, by the
                Registrant in favor of Neal A. Stubbs, D.D.S., P.A. (1)
10.12   --      Security Agreement, dated October 18, 1994, between John R.
                Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S., P.A. (1)
10.13   --      Stock Escrow and Pledge Agreement, dated October 18, 1994, between Gasper Lazzara, Jr., D.D.S. and Bartholomew F.
                Palmisano, Sr., and John R. Anderson, D.D.S., P.A., and Neal A.
                Stubbs, D.D.S., P.A. (1)
10.14   --      Stock Escrow and Pledge Agreement, dated October 18, 1994, between John R. Anderson, D.D.S., John R. Anderson, D.D.S.,
                P.A., Neal A. Stubbs, D.D.S., Neal A. Stubbs, D.D.S., P.A. and
                Gasper Lazzara, Jr., D.D.S., the Registrant and the Escrow Agent
                (1)
10.15   --      Revolving Credit and Security Agreement, dated October 18, 1994, between the Registrant and First Union National Bank of Florida
                (1)
10.16   --      Letter of Credit issued to the Registrant by First Union
                National Bank of Florida with John R. Anderson, D.D.S., P.A., as beneficiary (1)
10.17   --      Letter of Credit issued to the Registrant by First Union
                National Bank of Florida with Neal A. Stubbs, D.D.S., P.A., as beneficiary (1)
10.18   --      Form of Exchange Agreement (1)
10.19   --      Form of Dissolution Agreement (1)
10.20   --      Form of Redemption Agreement (1)
10.21   --      Agreement, dated as of October 18, 1994, between the Registrant and Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr.
                (1)
10.22   --      Exchange Agreement, dated as of October 18, 1994, between each of the partners of Anderson, Lazzara, and Stubbs Partnership and the Registrant (1)
10.23   --      Orthodontic Centers of America, Inc. 1995 Restricted Stock
                Option Plan (2)
10.24   --      Orthodontic Centers of America, Inc. 1996 Employee Stock
                Purchase Plan (3)
10.25   --      Employment Agreement between the Registrant and Geoffrey L. Faux
                (filed herewith)
21.1    --      List of subsidiaries of the Registrant (filed herewith)
23.1    --      Consent of Ernst & Young LLP (filed herewith)
27.1    --      Financial Data Schedule (filed herewith)

-------------------
        (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.
        (2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
        (3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

        The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

        1. Employment Agreement between the Registrant and Gasper Lazzara, Jr., D.D.S. (Exhibit 10.4)

        2. Employment Agreement between the Registrant and Bartholomew F. Palmisano, Sr. (Exhibit 10.5)

        3. Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (Exhibit 10.6)

        4. First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (Exhibit 10.8)

        5. Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (Exhibit 10.24)

        6. Employment Agreement between the Registrant and Geoffrey L. Faux (Exhibit 10.25)

   (b)  Reports on Form 8-K

            No current reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ponte Vedra Beach, State of Florida, on March 30, 1997.


                                  ORTHODONTIC CENTERS OF AMERICA, INC.


                                  By: /s/ Gasper Lazzara, Jr., D.D.S.
                                     --------------------------------------
                                          Gasper Lazzara, Jr., D.D.S.
                                          Chairman of the Board, President
                                          and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        Signature                               Title                        Date
        ---------                               -----                        ----
/s/ Gasper Lazzara, Jr., D.D.S.         Chairman of the Board,          March 30, 1997
--------------------------------------  President, Chief Executive
    Gasper Lazzara, Jr., D.D.S.         Officer and Director
                                        (principal executive officer)

/s/ Bartholomew F. Palmisano, Jr.       Chief Financial Officer,        March 30, 1997
--------------------------------------  Senior Vice President,
    Bartholomew F. Palmisano, Sr.       Treasurer, Director
                                        (principal financial and
                                        accounting officer)

/s/ Geoffrey L. Faux                    Executive Vice President,       March 30, 1997
--------------------------------------  Chief Administrative Officer,
    Geoffrey L. Faux                    Director

/s/ Michael C. Johnsen                  Vice President of               March 30, 1997
--------------------------------------  Operations, Director
    Michael C. Johnsen

/s/ Edward J. Walters, Jr.              Director                        March 30, 1997
--------------------------------------
    Edward J. Walters, Jr.

/s/ A. Gordon Tunstall                  Director                        March 30, 1997
--------------------------------------
    A. Gordon Tunstall

/s/ Ashton J. Ryan, Jr.                 Director                        March 30, 1997
--------------------------------------
    Ashton J. Ryan, Jr.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                 YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                      WITH REPORT OF INDEPENDENT AUDITORS

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                    Years ended December 31, 1996 and 1995


                                   CONTENTS

Report of Independent Auditors.........................................A-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................A-2
Consolidated Statements of Income......................................A-4
Consolidated Statements of Equity......................................A-5
Consolidated Statements of Cash Flows..................................A-6
Notes to Consolidated Financial Statements.............................A-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Orthodontic Centers of America, Inc.


We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               Ernst & Young LLP

New Orleans, Louisiana
February 13, 1997

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                            DECEMBER 31
                                                          1996       1995
                                                      ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 11,827   $ 18,779
  Investments                                             12,621     14,804
  Patient receivables, net of allowance for
    uncollectible billings of $2,590 and
    $1,281 in 1996 and 1995, respectively                  7,422      3,860
  Unbilled patient receivables, net of allowance
    for uncollectible amounts of $829 and $521
    in 1996 and 1995, respectively                        18,398     12,265
  Amounts receivable from orthodontic entities             2,191      2,260
  Supplies inventory, prepaid expenses and other
    assets                                                 3,670      2,476
                                                        -------------------
Total current assets                                      56,129     54,444

Property, equipment and improvements, net                 24,201     14,014
Investments                                                6,482     13,089
Amounts receivable from orthodontic centers, less
  current portion                                          5,369      4,903
Intangible assets                                         52,682      5,928
Other assets                                                 236        195

                                                        -------------------
Total assets                                            $145,099    $92,573
                                                        ===================

                                                            DECEMBER 31
                                                           1996     1995
                                                        ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    312   $   313
  Accrued salaries and other accrued liabilities           1,507     1,081
  Patient prepayments                                      2,639     2,367
  Income taxes payable                                     2,730     2,645
  Amounts payable to orthodontic entities                  5,662       650
  Deferred income taxes                                    2,162     2,468
  Current portion of long-term debt                          898     1,142
                                                        ------------------
Total current liabilities                                 15,910    10,666

Long-term debt, less current portion                       2,499     3,348

Deferred income taxes                                     11,803     1,246

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, no shares outstanding                         --        --
  Common stock, $.01 par value per share; 80,000,000
    shares authorized, 43,888,722 and 41,779,528
    shares issued and outstanding at December 31,
    1996 and 1995, respectively                              439       209
  Additional paid-in capital                              92,294    69,352
  Retained earnings                                       22,154     7,752
                                                        ------------------
Total shareholders' equity                               114,887    77,313
                                                        ------------------
Total liabilities and shareholders' equity              $145,099   $92,573
                                                        ==================

See accompanying notes.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                  YEAR ENDED DECEMBER 31
                                1996       1995       1994
                              ------------------------------

Net revenue                    $71,273    $41,556    $25,357

Direct expenses:
  Employee costs                19,895     11,784      6,842
  Orthodontic supplies           5,428      3,167      1,908
  Rent                           6,114      3,504      2,050
  Advertising and marketing      6,644      4,323      2,147
                               -------    -------    -------
Total direct expenses           38,081     22,778     12,947

General and administrative       8,703      5,108      2,730
Depreciation and amortization    2,814      1,448        920
                               -------    -------    -------
Operating profit                21,675     12,222      8,760

Interest expense                  (424)      (471)      (266)
Interest income                  2,359      2,466         --
Nonrecurring litigation
  expense                           --         --     (3,750)
                               -------    -------    -------
Income before income taxes      23,610     14,217      4,744

Provision for income taxes       9,208      5,182      2,715
                               -------    -------    -------
Net income                     $14,402    $ 9,035    $ 2,029
                               =======    =======    =======

Net income per share:
  Assuming no dilution         $   .34    $   .24
                               =======    =======
  Assuming full dilution       $   .33    $   .23
                               =======    =======

If all of the Company's
 operations had been subject
 to income taxes, net income
 would be as follows
 (unaudited):
   Historical income before
     income taxes                                    $ 4,744
   Provision for income taxes                          1,803
   Net income                                        -------
                                                     $ 2,941
                                                     =======


See accompanying notes.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY
                       (In thousands, except share data)

                                                                            ADDITIONAL       RETAINED
                                                      OWNERS'    COMMON       PAID-IN        EARNINGS     TOTAL
                                                      EQUITY      STOCK       CAPITAL        (DEFICIT)    EQUITY
                                                     ------------------------------------------------------------
Balance at January 1, 1994                            $ 7,602     $     --   $      --        $  --       $  7,602
Contributions of capital                                  104           --          --           --            104
Net income from January 1, 1994 to October 17,
  1994                                                  3,312           --          --           --          3,312
Distributions to owners                                (2,350)          --          --           --         (2,350)
                                                      -------     --------   ---------      -------       --------
Balance at October 18, 1994                             8,668           --          --           --          8,668
Exchange of common stock for net assets
  (25,379,648 shares)                                  (8,668)          63       8,925           --            320
Initial public offering (7,600,000 shares)                 --           19      18,011           --         18,030
Deferred income taxes recorded due to change in
  tax status of Predecessor Entities in
  connection with Combination Transaction                  --           --          --       (2,606)        (2,606)
Net income from October 18, 1994 to
  December 31, 1994                                        --           --          --        1,323          1,323
                                                      -------     --------   ---------      -------       --------
Balance at December 31, 1994                               --           82      26,936       (1,283)        25,735
Over-allotment option of initial public offering
  (1,140,000 shares)                                       --            3       2,552           --          2,555
Public offering of common stock (7,200,000 shares)         --           18      38,679           --         38,697
Issuance of shares of common stock to obtain
  management agreements (460,000 shares)                   --            2       1,289           --          1,291
Two-for-one stock split                                    --          104        (104)          --             --
Net income                                                 --           --          --        9,035          9,035
                                                      -------     --------   ---------      -------       --------
Balance at December 31, 1995                               --          209      69,352        7,752         77,313
Issuance of shares under Incentive Option Plan
  (391,000 shares)                                         --            2         691           --            693
Tax benefit associated with exercise of options            --           --       1,705           --          1,705
Issuance of shares of common stock to obtain
  management agreements (1,718,000 shares)                 --           15      20,759           --         20,774
Two-for-one stock split                                    --          213        (213)          --             --
Net income                                                 --           --          --       14,402         14,402
                                                      -------     --------   ---------      -------       --------
Balance at December 31, 1996                          $    --     $    439   $  92,294      $22,154       $114,887
                                                      =======     ========   =========      =======       ========

See accompanying notes.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)


                                                   YEARS ENDED DECEMBER 31
                                                  1996       1995       1994
                                                ------------------------------

OPERATING ACTIVITIES
Net income                                      $ 14,402   $  9,035    $ 2,029
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for bad debt expense                   1,617        958        342
  Depreciation and amortization                    2,814      1,448        920
  Deferred income taxes                           (3,031)       823      2,145
  Nonrecurring litigation expense                     --         --      3,356
  Change in operating assets and liabilities:
    Patient receivables                           (4,871)    (3,233)      (259)
    Unbilled patient receivables and patient
      prepayments                                 (6,169)    (2,236)    (2,637)
    Supplies inventory, prepaid expenses and
      other                                       (1,235)    (1,403)      (705)
    Amounts receivable from/payable to
      orthodontic entities                         1,074     (3,350)      (208)
    Accounts payable and other current
      liabilities                                  2,215      1,978      1,222
                                                --------   --------    -------
Net cash provided by operating activities          6,816      4,020      6,205

INVESTING ACTIVITIES
Purchase of property, equipment and
  improvements                                   (12,333)    (8,230)    (4,655)
Purchase of available-for-sale investments       (30,000)   (95,465)        --
Proceeds from sales or maturities of
  available-for-sale investments                  38,790     67,572         --
Intangible assets acquired                        (6,870)    (3,998)       (80)
Advances to orthodontic entities                  (6,160)    (2,832)      (385)
Payments from orthodontic entities                 3,325        582         --
                                                --------   --------    -------
Net cash used in investing activities            (13,248)   (42,371)    (5,120)

FINANCING ACTIVITIES
Proceeds from long-term debt                          --         --        138
Repayment of long-term debt                       (1,213)    (1,230)    (1,105)
Issuance of common stock                             693     41,252     18,030
Capital contributions                                 --         --        104
Distributions to owners                               --         --     (2,611)
                                                --------   --------    -------
Net cash provided by (used in) financing
  activities                                        (520)    40,022     14,556
                                                --------   --------    -------
Increase (decrease) in cash and cash
  equivalents                                     (6,952)     1,671     15,641
Cash and cash equivalents at beginning of year    18,779     17,108      1,467
                                                --------   --------    -------
Cash and cash equivalents at end of year        $ 11,827   $ 18,779    $17,108
                                                ========   ========    =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                      $    424   $    471    $   266
                                                ========   ========    =======
  Income taxes                                  $ 10,449   $  2,345    $   137
                                                ========   ========    =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Long-term debt and common stock issued to
  obtain management agreements                  $ 20,894   $  2,043    $    --
                                                ========   ========    =======
Long-term debt issued to acquire property,
  equipment and improvements                    $     --   $     --    $   225
                                                ========   ========    =======
Long-term debt issued related to litigation
  settlement                                    $     --   $     --    $ 3,356
                                                ========   ========    =======

See accompanying notes.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995



1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 247, 145 and 75 orthodontic centers as of December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, such centers were located in 28 states.

Prior to October 18, 1994, under the terms of contractual agreements with 32 entities which operated the orthodontic centers, two predecessor management entities provided business operations, financial, marketing and administrative services to these 32 operating entities. The predecessor management entities or their owners had an ownership interest in each of the entities which operated an orthodontic center (collectively, the "Predecessor Entities"). Subsequent to October 17, 1994, these same services are provided under service, management and consulting agreements with the orthodontic entities (hereafter referred to as "management agreements"). These management agreements are generally for a term of 20-40 years. The practicing orthodontists own the orthodontic entities.

Effective October 18, 1994, the Company acquired all of the common stock outstanding related to the two predecessor management entities and acquired the assets and liabilities of predecessor operating entities in exchange for 25,379,648 shares of the Company's common stock (the "Combination Transaction"). The consolidated financial statements reflect the accounts of the Company and the Predecessor Entities accounted for in a manner similar to the pooling-of-interests method. Substantially all of the Predecessor Entities were dissolved following the Combination Transaction. Significant intercompany accounts and transactions have been eliminated.

Unaudited Pro Forma Net Income Per Share

Net income per share for the year ended December 31, 1994 has been omitted from the consolidated statements of income because the Company was not a single entity with its own capital structure during that period. The computation of pro forma net income and

                     ORTHODONTIC CENTERS OF AMERICA, INC.

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

net income per share for the year ended December 31, 1994 computed as if the Combination Transaction had occurred at the beginning of the year ended December 31, 1994, and as if the Company had been a C corporation for the entire year is as follows (in thousands, except per share data):


Historical income before income taxes                           $ 4,744
Reclassify distributions to practicing orthodontists as a
  reduction to net revenue                                       (1,158)
Changes to the calculation of net revenue under the
  management agreements                                             998
Reduction of expenses due to employment agreements                  (70)
                                                                -------
Pro forma income before income taxes                              4,514
Provision for income taxes                                        1,715
                                                                -------
Pro forma net income                                            $ 2,799
                                                                =======
Weighted average shares outstanding                              25,464
                                                                =======
Pro forma net income per share:
  Assuming no dilution                                          $   .11
                                                                =======
  Assuming full dilution                                        $   .11
                                                                =======

The weighted average shares outstanding include the 25,379,648 shares of common stock issued in the Combination Transaction as if they were outstanding since January 1, 1994. In addition, the Company issued 7,600,000 shares of its common stock on December 28, 1994 in an initial public offering (see Note 7). The effect of outstanding stock options was immaterial.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All investments held at December 31, 1996 and 1995 are classified as available-for-sale because management does not have positive intent to hold until maturity. Available-for-sale investments are carried at fair value. Investments included in current assets are debt securities with a maturity of greater than three months when purchased and a remaining maturity of less than one year, and which management expects to use in its current operations. All other investments are considered long-term assets and have maturities of less than five years. At December 31, 1996 and 1995, the Company's amortized cost of investments held consisted of $10,060,000 and $19,353,000, respectively, of U.
S. Treasury and U. S. Government Agency obligations, and $9,043,000 and $8,531,000, respectively, of corporate and municipal bonds. The unrealized gains and losses on these investments at December 31, 1996 and 1995 were not significant. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and included in interest income. The cost of investments sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheets for cash and cash equivalents approximates their fair value.

  INVESTMENTS: The fair values for marketable debt securities are based on quoted market prices.

  AMOUNTS RECEIVABLE FROM ORTHODONTIC ENTITIES: The carrying amounts reported on the balance sheets for amounts receivable from orthodontic entities approximate fair value.

  LONG-TERM DEBT: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and approximate their carrying values.

REVENUE RECOGNITION

The following represent amounts included in the determination of net revenue (in thousands):


                                                  YEAR ENDED DECEMBER 31
                                                 1996      1995      1994
                                              ------------------------------
     Subsequent to October 17, 1994:
       Management fees earned                   $71,273   $41,556   $ 6,662
     Prior to October 18, 1994:
       Gross center revenue                          --        --    21,797
       Less base service fees                        --        --    (3,102)
                                                -------   -------   -------
                                                $71,273   $41,556   $25,357
                                                =======   =======   =======

                     ORTHODONTIC CENTERS OF AMERICA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent to October 17, 1994, revenue is earned by the Company under the management agreements with orthodontic entities equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The orthodontic entities retain all orthodontic center revenue not paid to the Company as the management fee. The amounts retained by the orthodontic entities are dependent on their financial performance, based in significant part on the orthodontic entities cash receipts and disbursements.

Under the terms of the management agreements, the orthodontic entities assign their receivables (billed and unbilled) to the Company in payment of their management fees. The Company is responsible for collection. Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. There are no unbilled receivables which will not be billed. The Company is exposed to certain credit risks. The Company manages such risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for billed and unbilled patient receivables and for loss contracts. Such deductions totaled $1,617,000, $958,000 and $342,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and have been within management's expectations. At December 31, 1996, and 1995 there were approximately 83,000 and 53,000, respectively, active patient contracts with balances outstanding. Patient prepayments represent collections from patients or their insurance companies which are received in advance of the performance of the related services.

Prior to October 18, 1994, center revenue was recognized in accordance with the proportional performance method of accounting for service contracts. Under this method, revenue was recognized as services were performed and the costs associated therewith were incurred, under the terms of contractual agreements with each patient. A significant portion, approximately 24%, of the services were performed in the initial month of the contract. Billings under each contract, which averaged 26 months, were made equally throughout the term of the contract, with a final payment at the completion of the treatment. The base service fees retained by the orthodontist were based on actual hours worked. The Company did not pay any salaries to the orthodontists. In addition, prior to October 18, 1994, certain orthodontists also had an ownership interest in one or more of the Predecessor Entities. The orthodontists, excluding Dr. Lazzara, who were owners of the Predecessor Entities, received distributions totaling approximately $1,343,000 for the period from January 1, 1994 to October 17, 1994. Such distributions are included as distributions to owners in the consolidated statements of equity.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLIES INVENTORY

Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which are five to 10 years. Leasehold improvements are amortized over the original lease term which is generally five to 10 years. The related depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $2,146,000, $1,256,000 and $426,000, respectively.

INTANGIBLE ASSETS

Amortization expense for the years ended December 31, 1996, 1995 and 1994, was $668,000, $192,000 and $494,000, respectively. Accumulated amortization was $1,353,000 and $686,000, as of December 31, 1996 and 1995, respectively.
Intangible assets and the related accumulated amortization are written off when fully amortized.

Intangible assets include the costs of obtaining management agreements, which are amortized over the life of the agreements which is generally 20 to 40 years. Such management agreements represent the exclusive right to provide business operations, financial, marketing and administrative service to an orthodontic entity during the term of the management agreement. In the event the management agreement is terminated, the related orthodontic entity is required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are expensed as incurred.


INCOME TAXES

Income taxes for the Company and Predecessor Entities organized as C corporations are determined by the liability method in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes. The Company maintains a fiscal year end of September 30 for income tax reporting purposes.

Income taxes for Predecessor Entities which were organized as partnerships, limited liability companies or S corporations were the responsibility of the individual owners and no provision for income taxes has been made in the consolidated financial statements for these entities.

NET INCOME PER SHARE

Net income per share is based upon the weighted average of common and common equivalent shares (stock options) outstanding during the year. The number of common and common equivalent shares utilized in the per share computations for 1996 and 1995 were 42,388,005 and 38,234,662, respectively, for net income per share assuming no dilution, and 43,708,301 and 39,630,028, respectively, assuming full dilution.

STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

3. TRANSACTIONS WITH ORTHODONTIC ENTITIES

Under the terms of the management agreements, the Company has historically funded the operating losses and capital improvements of orthodontic entities. Amounts advanced to an orthodontic entity to fund operating losses were required to be repaid to the Company over five years once the orthodontic entity generated operating profits. During December 1996, the Company entered into an agreement with its financial institution whereby the financial institution finances the operating losses and capital improvements directly to the orthodontic entity, subject to the financial institution's credit approval of the orthodontic entity, but where the Company remains a guarantor of the related debt. At December 31, 1996, the Company was a guarantor for $2,819,000 under this agreement.

Amounts receivable from orthodontic entities are classified on the consolidated balance sheets based upon the expected date of collection. Collection of amounts due from orthodontic entities is highly dependent on the entities' financial performance. Therefore, the Company is exposed to certain credit risk. However, management believes such risk is minimized by the Company's involvement in certain business aspects of the orthodontic entity.

Amounts payable to orthodontic entities represents the extent that the patient receivables assigned to the Company exceed the management fee earned and other amounts currently due the Company.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following (in thousands):

                                             DECEMBER 31
                                            1996      1995
                                        --------------------

     Leasehold improvements                $15,020   $ 8,251
     Furniture and fixtures                 12,782     7,424
     Other equipment                            72        92
     Centers in progress                       748       536
                                        --------------------
                                            28,622    16,303
     Less accumulated depreciation and
       amortization                          4,421     2,289
                                        --------------------
                                           $24,201   $14,014
                                        ====================

5. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consisted of the following (in thousands):

                                                            DECEMBER 31
                                                          1996      1995
                                                      --------------------
Notes payable to affiliated
  orthodontists, interest rates ranging
  from 8% to 10%, with maturity dates ranging
  from 1997 to 2000, unsecured.                         $   922   $ 1,604
Notes payable related to litigation settlement,
   interest rate of 8%, payable in 84 monthly
   installments of approximately $52,000
   including interest through 2001, secured
   by the Company's assets                                2,475     2,886
                                                        -----------------
                                                          3,397     4,490
Less current portion                                        898     1,142
                                                        -----------------
                                                        $ 2,499   $ 3,348
                                                        =================

                     ORTHODONTIC CENTERS OF AMERICA, INC.

5. LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

The aggregate maturities of long-term debt as of December 31, 1996 for each of the next five years are as follows (in thousands):

                        1997     $  898
                        1998        735
                        1999        717
                        2000        591
                        2001        456


At December 31, 1996, the Company has an outstanding line of credit of $5,000,000 with a financial institution, all of which is available for general working capital needs, the development of new orthodontic centers and the acquisition of assets from existing orthodontic centers. The Company is required to maintain certain financial covenants under the terms of this line of credit. The line of credit agreement also restricts certain activities of the Company, including limiting the declaration of dividends to current earnings. At December 31, 1996, the Company was in compliance with the covenants and restrictions of the agreement.

6. NONRECURRING LITIGATION EXPENSE

In April 1994, two orthodontists previously affiliated with certain of the Predecessor Entities filed an action against the Company and its stockholders, Dr. Lazzara and Mr. Palmisano, alleging among other matters, an interest in all of the Predecessor Entities and alleging breach of fiduciary duties by Dr. Lazzara and Mr. Palmisano. On October 10, 1994, the parties to the litigation entered into a definitive agreement of settlement terms pursuant to which the two orthodontists agreed to withdraw their allegations and dismiss their lawsuit with prejudice.

Under the terms of the agreement, the Company paid to the two orthodontists $318,000 in cash and issued notes payable in the aggregate amount of $3,356,000 (see Note 5). In addition, the Company issued to the two orthodontists an aggregate of 1,186,144 shares of its common stock in connection with the Combination Transaction. The two orthodontists also agreed to enter into a five-year non-competition agreement restricting the orthodontists' ability to own or provide orthodontic services except in limited circumstances. The two orthodontists have not practiced in affiliated centers since March 1994.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

6. NONRECURRING LITIGATION EXPENSE (CONTINUED)

The excess of the consideration over the net assets acquired represents the cost to settle the litigation and was estimated to be $3,750,000. The amount was recorded as a nonrecurring litigation expense and is classified below operating profit in the consolidated statement of income because the litigation was unrelated to the operating activities of the Company.

7. ISSUANCE OF COMMON STOCK

On December 28, 1994, the Company completed an initial public offering of 7,600,000 shares of its common stock at $2.75 per share. This offering resulted in net proceeds (after deducting issuance costs) of $18,030,000. In connection with the public offering, the Company granted an over-allotment option to the underwriters for an additional 1,140,000 shares of the Company's common stock. This option was exercised by the underwriters on January 25, 1995, resulting in net proceeds of $2,555,000.

On June 19, 1995, the Company completed a public offering of 7,200,000 shares of its common stock at $5.75 per share. This offering resulted in net proceeds to the Company (after deducting issuance costs) of $38,697,000.

On August 15, 1996, the board of directors of the Company declared a two-for-one stock split of the Company's common stock. This was paid in the form of a 100% stock distribution on September 5, 1996, to shareholders of record as of August 28, 1996. Accordingly, all share and per share data for all periods presented reflect the effects of this split. The par value for the additional shares issued was transferred from additional paid-in capital to common stock.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

8. LEASES

Facilities for the orthodontic centers and administrative offices are rented under long-term leases accounted for as operating leases. The original lease terms are generally five to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future commitments as of December 31, 1996 are as follows (in thousands):

                1997           $ 6,477
                1998             5,972
                1999             5,377
                2000             4,110
                2001             3,383
                Thereafter       3,769
                               -------
                               $29,088
                               =======


Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other additional amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows (in thousands):


                                          YEARS ENDED DECEMBER 31
                                          1996      1995      1994
                                        -----------------------------

        Minimum rentals                 $ 5,096    $ 2,869    $ 1,388
        Additional rentals                1,124        710        723
        Sublease income                    (106)       (75)       (61)
                                        -------    -------    -------
                                        $ 6,114    $ 3,504    $ 2,050
                                        =======    =======    =======

9. INCOME TAXES

Prior to October 18, 1994, much of the income of the Predecessor Entities related to entities which were organized as partnerships, limited liability companies or S-corporations. Since taxes for these entities were the responsibility of the individual owners, no provision

                     ORTHODONTIC CENTERS OF AMERICA, INC.

9. INCOME TAXES (CONTINUED)

for income taxes has been made in the consolidated financial statements related to the income for these entities. As part of the Combination Transaction, the Company received assets and liabilities from the entities which had not been subject to income taxes. The basis of these assets and liabilities for financial reporting purposes exceeded the basis for income tax purposes by $6,858,000 as of October 18, 1994. The tax effect of this difference, $2,606,000, was recorded in 1994 in the provision for income taxes as required by FAS 109. A separate presentation on the accompanying consolidated statements of income shows a provision for income taxes and net income for the year ended December 31, 1994 as if all of the Company's operations had been subject to income taxes for the entire period, and assuming an effective tax rate of 38%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows (in thousands):


                                                           DECEMBER 31
                                                          1996     1995
                                                       ------------------

Deferred tax liabilities:
  Conversion to accrual basis of accounting for income
    tax purposes                                        $ 2,311  $ 5,255
  Intangible assets                                      13,443       20
  Other                                                     634      370
                                                        -------  -------
Total deferred tax liabilities                           16,388    5,645

Deferred tax assets:
  Property and equipment                                    124      149
  Allowance for uncollectible billings and amounts        1,334      685
  Litigation settlement costs                               965    1,097
                                                        -------  -------
Total deferred tax assets                                 2,423    1,931
                                                        -------  -------
Net deferred tax liabilities                            $13,965  $ 3,714
                                                        =======  =======

                     ORTHODONTIC CENTERS OF AMERICA, INC.

9. INCOME TAXES (CONTINUED)

The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ending September 30, 1996, because of its level of cash receipts, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed as of October 1, 1995 have been reclassified in the table above to a single amount. The related deferred tax liability of $2,311,000 as of December 31, 1996 will reverse over the period ending September 30, 1997.

Components of the 1996, 1995 and 1994 provision (benefit) for income taxes are as follows (in thousands):

                                                                                    SUBSEQUENT
                                                                       PRIOR TO        TO
                                             YEAR ENDED DECEMBER 31,  OCTOBER 18,   OCTOBER 17,   TOTAL
                                                 1996         1995         1994         1994        1994
                                             -------------------------------------------------------------
Current                                         $12,239      $ 4,359      $    29        $  541   $  570
Deferred                                         (3,031)         823         (714)          253     (461)
Provision due to change in tax status of
  predecessor Entities in connection
  with Combination Tranaction                        --           --           --         2,606    2,606
                                                -------      -------      -------       -------   ------
Total                                           $ 9,208      $ 5,182      $  (685)      $ 3,400   $2,715
                                                =======      =======      =======       =======   ======

The reconciliation of income tax computed at the federal statutory rates to income tax expense (benefit) for 1996, 1995 and 1994 is (in thousands):


                                                                                    SUBSEQUENT
                                                                       PRIOR TO        TO
                                             YEAR ENDED DECEMBER 31,  OCTOBER 18,   OCTOBER 17,   TOTAL
                                                 1996         1995         1994         1994        1994
                                             -------------------------------------------------------------
Tax at federal statutory rates                  $ 8,164      $ 4,876     $   893        $   720   $ 1,613
Income of entities not subject to tax                --           --      (1,606)            --    (1,606)
Other, primarily state income taxes               1,044          306          28             74       102
Provision due to change in tax status
  Predecessor Entities in connection
  with Combination Transaction                       --          --           --          2,606     2,606
                                                -------      -------      -------       -------   -------
Total                                           $ 9,208      $ 5,182      $  (685)      $ 3,400   $ 2,715
                                                =======      =======      =======       =======   =======

                     ORTHODONTIC CENTERS OF AMERICA, INC.

10. BENEFIT PLANS

The Company has reserved 3,400,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the "Incentive Option Plan"). Options may be granted to officers, directors and employees of the Company, for terms not longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after the grant date, and expire 10 years after the grant date.

The Company has reserved 600,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on the first trading date each year to each non-employee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after the grant date, and expire 10 years after the grant date, unless canceled sooner due to termination of service or death.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

10. BENEFIT PLANS (CONTINUED)

The Company has reserved 2,000,000 of the authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Plan (the "Orthodontist Plan"). Options may be granted to orthodontists who own an orthodontic entity which has a service, management or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after grant date, and expire 10 years after the grant date.

The Company has reserved 200,000 of the authorized shares of common stock for issuance under the 1996 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum number of whole shares of Common Stock at a price per share equal to 85% of the closing price of the Common Stock, as reported on the Nasdaq National Market, on the applicable purchase date or the first trading date of year, whichever is lower. Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company. At December 31, 1996, no shares have been issued under either of these stock purchase plans.

FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.3% and 7.1%; a dividend yield of 0% for both years, volatility factors of the expected market price of the Company's common stock of .45 and .612, and a weighted-average expected life of the option of 6.7 and 6.9 years.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

10. BENEFIT PLANS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had the Company's stock based compensation plan been determined based on the fair value at the grant dates, the Company's net income and earnings per share would not have been materially different from the amounts reported in the consolidated statement of income.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

10. BENEFIT PLANS (CONTINUED)

A summary of the Company's stock option activity, and related information for the plans described above for the years ended December 31 follows:

                                   1996                1995                   1994
                          -------------------------------------------------------------------------
                                      WEIGHTED             WEIGHTED             WEIGHTED
                                      AVERAGE              AVERAGE              AVERAGE
                                      EXERCISE             EXERCISE             EXERCISE
                            OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                          -------------------------------------------------------------------------
Outstanding-beginning of   1,858,496    $ 2.75    938,628   $  2.75        --     $   --
  year
Granted                      237,095     12.83    952,476      3.55   938,628       2.75
Exercised                   (390,868)     2.95         --        --        --
Forfeited                    (42,970)     3.24    (32,608)     2.75        --
                          ----------            ---------             -------

Outstanding-end of year    1,661,753    $ 3.65  1,858,496    $ 3.24   938,628     $ 2.75
                          ==========            =========             =======
Exercisable at end of
  year                         6,592    $ 2.75         --                  --
                          ==========            =========             =======
Weighted-average fair
  value of options
  granted during the
  year                    $     8.58            $    2.40
                          ==========            =========

Of the options outstanding at December 31, 1996, approximately 1,500,000 were issued near the Company's initial public offering (see note 7) and have exercise prices which range from $2.75 to $3.25, a weighted-average exercise price of $3.06 and a weighted average remaining contractual life of 8 years. The remaining options outstanding at December 31, 1996 have exercise prices which range from $4.25 to $20.19, a weighted average exercise price of $9.85 and a weighted average remaining contractual life of 8.8 years.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

10. BENEFIT PLANS (CONTINUED)

The Company sponsors a 401(k) Plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee's contribution to the plan, up to a maximum of $600 per year. Plan expense totaled $49,000, $36,000 and $24,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

11. ACQUISITION OF MANAGEMENT CONTRACTS

In 1996, the Company finalized agreements with 40 orthodontic entities to obtain management agreements and acquire other assets for approximately $32.4 million. These orthodontic entities operate 54 centers (net of consolidations). The consideration to these orthodontic entities included approximately $120,000 in notes payable, and the issuance of 1,718,000 shares of the Company's common stock at an average price of approximately $12.09 per share, with the remainder paid in cash.

In 1995, the Company finalized agreements with 10 orthodontic entities to obtain management agreements and acquire other assets for approximately $5,900,000. These orthodontic entities operate 29 centers. The consideration to these orthodontic entities included approximately $752,000 in notes payable, and the issuance of 460,000 shares of the Company's common stock at an average price of approximately $2.81 per share, with the remainder paid in cash.

12. CONTINGENCIES

In the normal course of business, the Company becomes a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance at levels sufficient to insure itself against the normal risk of operations.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the year ended December 31, 1996 and 1995 (in thousands, except per share data):

                                            QUARTER ENDED
                              -----------------------------------------
                                 MARCH      JUNE    SEPTEMBER  DECEMBER
                                  1996      1996      1996       1996
                              -----------------------------------------


Net revenue                     $13,719   $15,517    $18,881   $23,156
Operating profit                  3,914     4,592      6,185     6,984
Net income                        2,734     3,111      4,075     4,482
Net income per share:
  Assuming no dilution          $   .07   $   .08    $   .10   $   .10
  Assuming full dilution            .07       .07        .09       .10

                                            QUARTER ENDED
                              -----------------------------------------
                                 MARCH      JUNE    SEPTEMBER  DECEMBER
                                  1995      1995       1995      1995
                              -----------------------------------------

Net revenue                     $ 8,465   $ 9,236    $11,490   $12,365
Operating profit                  2,718     2,577      3,318     3,609
Net income                        1,790     1,743      2,534     2,968
Net income per share:
  Assuming no dilution          $   .05   $   .05    $   .06   $   .08
  Assuming full dilution            .05       .05        .06       .07

                                 EXHIBIT INDEX

   EXHIBIT                                                        PAGE
   NUMBER    DESCRIPTION OF EXHIBITS                             NUMBER
   ------    -----------------------                             ------

    3.1      Bylaws of the Registrant (1)
    3.2      Restated Certificate of Incorporation of the Registrant (1)
    4.1      Specimen Stock Certificate (1)
    9.1      Voting Trust Agreement, dated as of October 18, 1994,
             between John R. Anderson, D.D.S., P.A., Neal A. Stubbs,
             D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S. (1)
    10.1     Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
    10.2     Form of Management Agreement (confidential treatment
             granted as to a portion of the agreement) (1)
    10.3     Form of Consulting Agreement (1)
    10.4     Employment Agreement between the Registrant and Gasper
             Lazzara, Jr., D.D.S. (1)
    10.5     Employment Agreement between the Registrant and Bartholomew
             F. Palmisano, Sr. (1)
    10.6     Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (1)
    10.7 Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)
    10.8 First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (1)
    10.9 Settlement and Purchase Agreement, dated as of October 10, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S., P.A., Gasper Lazzara, Jr., D.D.S., Bartholomew F. Palmisano, Sr., Palmisano & Associates, A Corporation of Certified Public Accountants, Orthodontic Centers of America, Inc., a Florida corporation, Orthodontic Centers of America, Inc., a Louisiana corporation, and the Registrant (1)
    10.10 Non-Assignable Promissory Note, dated October 18, 1994, by the Registrant in favor of John R. Anderson, D.D.S., P.A. (1)
    10.11 Non-Assignable Promissory Note, dated October 18, 1994, by the Registrant in favor of Neal A. Stubbs, D.D.S., P.A. (1)
    10.12 Security Agreement, dated October 18, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S., P.A. (1)
    10.13 Stock Escrow and Pledge Agreement, dated October 18, 1994, between Gasper Lazzara, Jr., D.D.S. and Bartholomew F. Palmisano, Sr., and John R. Anderson, D.D.S., P.A., and Neal A. Stubbs, D.D.S., P.A.
             (1)
    10.14 Stock Escrow and Pledge Agreement, dated October 18, 1994, between John R. Anderson, D.D.S., John R. Anderson, D.D.S., P.A., Neal A. Stubbs, D.D.S., Neal A. Stubbs, D.D.S., P.A. and Gasper Lazzara, Jr., D.D.S., the Registrant and the Escrow Agent (1)
    10.15 Revolving Credit and Security Agreement, dated October 18, 1994, between the Registrant and First Union National Bank of Florida (1)
    10.16 Letter of Credit issued to the Registrant by First Union National Bank of Florida with John R. Anderson, D.D.S., P.A., as beneficiary
             (1)
    10.17    Letter of Credit issued to the Registrant by First Union National
             Bank
             of Florida with Neal A. Stubbs, D.D.S., P.A., as beneficiary (1)
    10.18    Form of Exchange Agreement (1)
    10.19    Form of Dissolution Agreement (1)
    10.20    Form of Redemption Agreement (1)
    10.21    Agreement, dated as of October 18, 1994, between the Registrant and Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. (1)
    10.22    Exchange Agreement, dated as of October 18, 1994, between each of the partners of Anderson, Lazzara, and Stubbs Partnership and the Registrant (1)
    10.23 Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (2)
    10.24 Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (3)
    10.25 Employment Agreement between the Registrant and Geoffrey L. Faux (filed herewith)
    21.1     List of subsidiaries of the Registrant (filed herewith)
    23.1     Consent of Ernst & Young LLP (filed herewith)
    27.1     Financial Data Schedule (filed herewith)
    _______________
    (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement
         No. 33-85326.
    (2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
    (3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.