Form 10-K/A
period 1996-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1997-04-23
CIK 931702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

        Increasing Market Penetration with Affordable Payment Plans. The Orthodontic Centers generally provide a payment plan recommended by the Company which consists of no down payment, equal monthly payments of $98 per month over the term of the treatment and a final payment of $398 at completion of the treatment. In the event a patient has dental insurance, which, during 1996, covered approximately 21% of the patients treated at the Orthodontic Centers, patients may co-pay from $49 to $79 per month. Based upon the success of the Orthodontic Centers in attracting new patients, management believes that this payment plan and the Company's marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for between 26 and 32 months, the total fees charged by the Affiliated Orthodontists averaged approximately $3,100 in 1996, which was below the 1994 national average of $3,450 to $3,700 for the same period of treatment. Since 1991, approximately 1.3% of the Company's net revenue has been uncollectible. Management believes that the Orthodontic Centers are able to charge lower fees because of the operating efficiencies resulting from the office designs of Orthodontic Centers, the patient scheduling systems, efficient use of orthodontic assistants and centralized purchasing and distribution systems.

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

        Affiliation with Non-Advertising Practices. The Company recently commenced operations of a new division within the Company that will focus on affiliations with traditional, non-advertising orthodontic practices that generate a relatively large amount of revenue. The Company has engaged the services of Dr. Ronald M. Roncone, who operates a successful non-advertising orthodontic practice in California, to assist the Company in developing this new division. Dr. Roncone is considered one of the country's leading orthodontists and lectures internationally on methods of expanding orthodontic practices. Management expects that the terms of the service or consulting agreements between non-advertising orthodontists and the Company will be similar to those currently used by the Company. According to the 1995 JCO Study, most orthodontists practicing in the United States do not advertise through mass media. Management believes that affiliating with selected non-advertising orthodontic practices will provide the Company with additional opportunities for growth. In addition, management believes that its association with Dr. Roncone will enhance the reputation of the Company within the orthodontic industry.

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

        In the event the treatment period exceeds the period originally estimated by the orthodontist, the patient is not required to pay for the additional months of treatment. In the event the treatment is completed prior to the scheduled completion date, the patient is required to pay 75% of the remaining balance of the contract. If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for all services rendered to date pursuant to the contract. Patients may transfer to another Orthodontic Center for the completion of the treatments. In such an event the patient would continue to pay the required monthly fees under the contract. Since 1991, approximately 1.3% of the Company's net revenue have proven to be uncollectible.

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

                                    PART II
                                    -------

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

        The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Mr. Bartholomew F. Palmisano, Sr., the Chief Executive Officer and Chief Financial Officer, respectively, of the Company. There were 247 Orthodontic Centers in 28 states at December 31, 1996.

        The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                           Year ended December 31,
                                                ----------------------------------------------
                                                1990  1991   1992   1993   1994   1995   1996
                                                ----  -----  -----  -----  -----  -----  -----
Number of centers at beginning of period......    11    18     31     47     55     75    145
Number of centers developed during period.....     4     9      5      4     22     44     53
Number of centers acquired during period......     3     5     17      5      1     29     68
Number of centers consolidated during period..    --    (1)    (6)    (1)    (3)    (3)   (19)
                                                ----  ----   ----   ----   ----   ----   ----
Number of centers at end of period............    18    31     47     55     75    145   247
                                                ----  ----   ----   ----   ----   ----   ----

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

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ponte Vedra Beach, State of Florida, on April 21, 1997.


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