Form 10-Q
period 1997-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1997-05-13
CIK 931702

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997, OR



[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.


                         Commission File No.: 0-25256



                     ORTHODONTIC CENTERS OF AMERICA, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)





           Delaware                                        72-1278948
----------------------------------              --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         identification number)



5000 Sawgrass Village, Suite 25
  Ponte Vedra Beach, Florida                                  32082
---------------------------------               --------------------------------
(Address of principal executive                             (Zip Code)
 offices)



                                (904) 273-0004
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
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

At May 6, 1997, there were 43,799,242 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               March 31, 1997 and December 31, 1996........................  3

               Condensed Consolidated Statements of Income -
               Three Months Ended March 31, 1997
               and 1996....................................................  4

               Condensed Consolidated Statements of Cash Flow -
               Three Months Ended March 31, 1997 and 1996..................  5

               Notes to Condensed Consolidated Financial
               Statements - March 31, 1997.................................  6

     Item 2.  Management's Discussion and Analysis of

               Financial Condition and Results of Operations............... 8

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.............................14



                           FORWARD-LOOKING STATEMENTS

     Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the statements regarding litigation filed against the Company, locating Orthodontic Centers in locations not shared with a general dentist and funding of the Company's developments, acquisitions and operations. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in other public announcements by the Company.

Part 1.  Financial Information
Item 1.   Consolidated Financial Statements


                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets



                                               March 31     December 31
                                                  1997        1996 (1)
                                           ------------------------------
                                                (Unaudited)
                                                    (in thousands)
ASSETS:

Current assets:
  Cash and cash equivalents                       $ 13,751  $ 11,827
  Investments                                        2,732    12,621
  Patient receivables, net                           8,752     7,422
  Unbilled patient receivables, net                 20,728    18,398
  Amounts receivable from
    orthodontic entities                             2,300     2,191
  Supplies inventory, prepaid expenses
    and other assets                                 3,392     3,670
                                                  --------  --------
Total current assets                                51,655    56,129
Property, equipment & improvements, net             26,474    24,201
Investments                                          9,130     6,482

Amounts receivable from orthodontic
  entities, less current portion                     3,709     5,369
Intangible assets                                   52,350    52,682
Other assets                                           267       236
                                                  --------  --------
Total assets                                      $143,585  $145,099
                                                  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and other current
    liabilities                                   $  9,328  $ 12,850
  Deferred income taxes                              1,199     2,162
  Current portion of long-term debt                    857       898
                                                  --------  --------
Total current liabilities                           11,384    15,910
Deferred income taxes                               11,981    11,803
Long-term debt, less current portion                 2,273     2,499

Stockholders' Equity:
  Preferred stock                                      ---       ---
  Common stock, $.01 par value per share,
    80,000,000 shares authorized, 43,799,242
      shares outstanding at March 31, 1997 and
      43,888,722 shares outstanding
      at December 31, 1996                             438       439

  Additional paid-in capital                        90,582    92,294

  Retained earnings                                 26,927    22,154
                                                  --------  --------
Total stockholders' equity                         117,947   114,887
                                                  --------  --------
Total liabilities and
  stockholders' equity                            $143,585  $145,099
                                                  ========  ========

(1)
  The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)



                                Three Months Ended
                                      March 31
                            -------------------------------
                                   1997       1996
                            -------------------------------
                                 (in thousands, except
                                      per share data)


Net revenue                      $24,899   $13,719

Direct expenses:
 Employee costs                    7,470     3,985
 Orthodontic supplies              1,774     1,099
 Rent                              2,342     1,191
 Advertising and marketing         1,834     1,302
                                 -------   -------
                                  13,420     7,577



General and administrative         2,898     1,740
Depreciation and amortization      1,114       488
                                 -------   -------
Operating profit                   7,467     3,914


Interest expense                     (78)     (104)
Interest income                      436       672
                                 -------   -------
Income before income taxes         7,825     4,482

Provision for income taxes         3,052     1,748
                                 -------   -------
Net income                       $ 4,773   $ 2,734
                                 =======   =======

Earnings per common and
 common equivalent share         $  0.11   $  0.07
                                 =======   =======

Earnings per common share -
 assuming full dilution          $  0.11   $  0.06
                                 =======   =======



See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                   Three Months Ended
                                                         March 31
                                                  ----------------------
                                                      1997       1996
                                                  ----------------------
                                                       (in thousands)

Operating activities:
  Net income                                        $ 4,773    $ 2,734
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt expense                     395        150
     Depreciation and amortization                    1,114        488
     Deferred income taxes                             (785)      (468)
     Changes in operating assets and liabilities
    Patient receivables                              (1,623)      (808)
      Unbilled patient receivables and
     patient prepayments                             (2,051)      (869)
      Supplies inventory, prepaid expenses
       and other                                        248       (902)
      Amounts receivable from/payable to
       orthodontic entities                           1,651       (799)
      Accounts payable and other current
      liabilities                                    (1,622)    (3,135)
                                                    -------    -------
Net cash provided by operating activities           $ 2,101    $(3,609)

Investing Activities:
Purchase of property, equipment
   and improvements                                  (3,032)    (1,918)
 Net proceeds from
   available-for-sale investments                     7,241        464
 Intangible assets acquired                          (4,168)      (276)
                                                    -------    -------
Cash used in investing activities                        41     (1,730)

Financing activities:
 Issuance of common stock                                50        170

Repayment of long-term debt                            (267)      (356)
                                                    -------    -------
Cash provided by (used in)
 financing activities                                  (217)      (186)
                                                    -------    -------
Increase (decrease) in cash
 and cash equivalents                                 1,924     (5,525)
Cash & cash equivalents at
 beginning of period                                 11,827     18,779
                                                    -------    -------
Cash & cash equivalents at
 end of period                                      $13,751    $13,254
                                                    =======    =======
Supplemental cash flow information
 Interest paid                                      $    78    $   104
                                                    =======    =======
 Income taxes paid                                  $ 5,398    $ 4,622
                                                    =======    =======
Supplemental disclosures of
non-cash investing and financing
activities:


 Long term debt and common stock
 issued (net of returns) in acquisition of
 intangible and other assets                        $(2,594)   $   170
                                                    ========   =======



 See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1997



1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 272 orthodontic centers located in 28 states as of March 31, 1997.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Orthodontic Centers of America, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.


2.  REVENUE RECOGNITION

     The Company's services are provided under service and consulting agreements with affiliated orthodontists' orthodontic entities ("management agreements"). These management agreements are for terms of 20-40 years.

     Net revenue earned by the Company under the management agreements is equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the affiliated orthodontists. The Company's management fee also includes a $25,000 annual fee paid to the Company for certain free-standing centers. The affiliated orthodontists retain all orthodontic center revenue not paid to the Company as the management fee. The amounts retained by the affiliated orthodontists are dependent on their financial performance, based in significant part on their cash

                     Orthodontic Centers of America, Inc.

2.   REVENUE RECOGNITION (CONTINUED)
     receipts and disbursements. Under the terms of the management agreements, the affiliated orthodontists assign their receivables (billed and unbilled) to the Company in payment of their management fees. The Company is responsible for collections.

3.   EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period. All earnings per share numbers reported have been adjusted for the Company's two 2-for-1 stock splits, each effected in the form of a 100% stock dividend, effective December, 1995 and September, 1996. The weighted average number of primary and fully diluted outstanding shares for the three months ended March 31, 1997 were 43,789,000 and 45,094,000, respectively. The weighted average number of primary and fully diluted shares outstanding for the three months ended March 31, 1996 were 41,801,946 and 43,295,334, respectively.


     In February, 1997, the Financial Accounting Standards Board issued Statement no. 128, Earnings Per Share, which the Company will be required to adopt during the three-month period ending December 31, 1997. The adoption of this Statement is not expected to have a material effect on the calculation of earnings per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 272 orthodontic centers (the "Orthodontic Centers") in 28 states at March 31, 1997.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                        Three
                                                                        months
                                                                        ended
                                        Year ended December 31,        March 31,

                                1991   1992   1993   1994   1995   1996   1997
                                -----  -----  -----  -----  -----  -----  -----
Number of centers at
  beginning of period             18     31     47     55     75    145    247
Number of centers
  developed during period          9      5      4     22     44     53     13
Number of centers
  acquired during period           5     17      5      1     29     68     17
Number of centers
  consolidated during period      (1)    (6)    (1)    (3)    (3)   (19)    (5)
                                ----   ----   ----   ----   ----   ----   ----
Number of centers
  at end of period                31     47     55     75    145    247    272
                                ====   ====   ====   ====   ====   ====   ====


     At March 31, 1997, three Orthodontic Centers were located in a general dentist's office. The Company intends to relocate these three Orthodontic Centers to free-standing locations as soon as practicable. In developing additional Orthodontic Centers, the Company intends to locate the Orthodontic Centers only in free-standing locations. By locating in free-standing locations, Orthodontic Centers have been able to increase available operating days and thereby enhance their revenue producing capability.

     Of the 272 Orthodontic Centers at March 31, 1997, 147 were developed by the Company and 125 were existing orthodontic practices whose assets were acquired by the Company. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into long-term agreements with, existing practices. The average cost of developing a new Orthodontic Center is approximately $230,000 including the cost of equipment, leasehold improvements, working capital and funding of losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender. For new developments, the Company has discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a 5-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which generally occurs approximately 12 months after an Orthodontic Center commences operations). The Company intends, however, to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company is assisting Affiliated Orthodontists in obtaining financing from the Company's primary lender to replace the Company's financing of such Affiliated Orthodontists' share of the costs of previously completed developments.

     Typically, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have typically become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. The Company's experience has generally been that after 26 months of operations, the Orthodontic Center's growth in patient base begins to stabilize as patients complete treatment. An Orthodontic Center can increase the number of patients treated through improved efficiency of the clinical staff and additional operating days or Affiliated Orthodontists. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies, including increased advertising and efficient patient scheduling.

     The Company earns its revenue from long-term service or consulting agreements entered into with Affiliated Orthodontists. Pursuant to the service agreements, Affiliated Orthodontists pay a fee to the Company equal to approximately 24% of new patient contract balances of the Affiliated Orthodontists in the first month of treatment plus the balance ratably over the remainder of the patient contract, less amounts retained by the Affiliated Orthodontists. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company in its October 1994 combination transaction.

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on his or her profitability
on a cash basis, as provided in the service agreements.   In exchange for its
fee, the Company provides capital for the development and growth of Orthodontic Centers and manages the business and marketing aspects of Orthodontic Centers, including implementing advertising and marketing programs, preparing budgets, purchasing inventory, providing patient scheduling systems, billing and collecting fees and maintaining records. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred.

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

     Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers implemented a price increase recommended by the Company from $89 per month with a final payment of $356 to $98 per month with a final payment of $392.

SEASONALITY
     The Orthodontic Centers have experienced their highest volume of new cases in the summer and certain other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist to commence treatment. Consequently, Orthodontic Centers have experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, the Orthodontic Centers have experienced reduced volume and fourth quarter revenue for Orthodontic Centers has been generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional Orthodontic Centers.


RESULTS OF OPERATIONS
     The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.



                              Three Months Ended
                                   March 31,
                                 1997     1996
                                ------   -----
Net revenue                      100.0%  100.0%
                                 -----   -----

Direct expenses
  Employee cost                   30.0    29.0
  Orthodontic supplies             7.1     8.0
  Rent                             9.4     8.7
  Advertising and marketing        7.4     9.5
                                 -----   -----
        Total direct expenses     53.9    55.2
General and administrative        11.6    12.7
Depreciation and amortization      4.5     3.6
                                 -----   -----
Operating profit                  30.0    28.5
Interest (income) expense         (1.4)   (4.1)
                                 -----   -----
Income before income taxes        31.4    32.6
Provision for income taxes        12.2    12.7
                                 -----   -----
Net income                        19.2%   19.9%
                                 =====   =====


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     NET REVENUE. Net revenue increased 81.5% from $13.7 million for the three months ended March 31, 1996 to $24.9 million for the three months ended March 31, 1997. Approximately $8.4 million of this increase was attributable to the 144 (net of consolidations) Orthodontic Centers opened since January 1, 1996, approximately $2.0 million to the growth in net revenue of the 128 Orthodontic Centers open throughout both periods, and approximately $700,000 related to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 57,000 at March 31, 1996 to approximately 89,000 at March 31, 1997.

     EMPLOYEE COSTS. Employee costs increased 87.5% from $4.0 million for the three months ended March 31, 1996 to $7.5 million for the three months ended March 31, 1997. As a percentage of net revenue, employee costs increased from 29.0% for the three months ended March 31, 1996 to 30.0% for the three months ended March 31, 1997. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers and the recent increase in affiliations with existing orthodontic practices. These orthodontic practices have tended to have higher employee cost percentages than a typical Orthodontic Center and have taken approximately one year to completely convert to the Company's operating systems.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 61.4% from $1.1 million for the three months ended March 31, 1996 to $1.8 million for the three months ended March 31, 1997. As a percentage of net revenue, however, orthodontic supplies decreased from 8.0% for the three months ended March 31, 1996 to 7.1% for the three months ended March 31, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 96.6% from $1.2 million for the three months ended March 31, 1996 to $2.3 million for the three months ended March 31, 1997. As a percentage of net revenue, rent expense increased from 8.7% to 9.4%. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 40.9% from $1.3 million for the three months ended March 31, 1996 to $1.8 million for the three months ended March 31, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after March 31, 1996. As a percentage of net revenue, however, advertising and marketing expense decreased from 9.5% for the three months ended March 31, 1996 to 7.4% for the three months ended March 31, 1997. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 66.6% from $1.7 million for the three months ended March 31, 1996 to $2.9 million for the three months ended March 31, 1997. The increase in general and administrative expense resulted primarily from the addition of orthodontic centers after March 31, 1996. As a percentage of net revenue, however, general and administrative expense decreased from 12.7% to 11.6%. general and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for Orthodontic Centers opened or relocated during the first quarter of 1997 and the fact that no Company meetings of Affiliated Orthodontists were held in the first quarter of 1997 as was the case in the first quarter of 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 128.3% from $490,000 for the three months ended March 31, 1996 to $1.1 million for the three months ended March 31, 1997. As a percentage of net revenue, depreciation and amortization expense increased from 3.6% to 4.5%. The increase in this expense is a result of the fixed assets acquired and management agreements entered into for Orthodontic Centers developed, acquired or relocated after March 31, 1996.

     OPERATING PROFIT. Operating profit increased 90.8% from $3.9 million for the three months ended March 31, 1996 to $7.5 million for the three months ended March 31, 1997. As a percentage of net revenue, operating profit increased from 28.5% to 30.0% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income decreased 37.0% from $570,000 for the three months ended March 31, 1996 to $360,000 for the three months ended March

31, 1997. The decrease in interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 public offering.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 74.6% from $1.7 million for the three months ended March 31, 1996 to $3.1 million for the three months ended March 31, 1997. The Company's effective income tax rate was 39.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $6.2 million for the three month period ended March 31, 1997 as compared to $1.2 million in the comparable period of 1996. Included in net cash used by operations for the three months ended March 31, 1997, were estimated tax payments of $5.4 million which exceeded the current quarterly tax provision by $2.3 million. The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ended September 30, 1996, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed on October 1, 1995 will reverse over the two year period ending September 30, 1997. As a result, the Company estimates that its cash outlays for income taxes will exceed its provision for income taxes through the remainder of 1997 by approximately $1.5 million.

     In addition, the $4.8 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at March 31, 1997 increased $3.7 million over December 31, 1996 levels as a result of the increase in the number of patients. The following represents information with regard to the Company's Orthodontic Centers open less than 26 months and those open greater than 26 months:


                                                           Three months ended
                                                                 March 31,
                                                               1997    1996
                                                               -----   ----
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
  Patient receivables                                           (291)   (275)
  Unbilled patient receivables and
     patient prepayments                                         135    (348)
                                                              ------   -----
                                                                (156)   (623)
Orthodontic Centers affiliated less than 26 months:
 Patient receivables                                          (1,332)   (533)
 Unbilled patient receivables and
    patient prepayments                                       (2,186)   (521)
                                                              ------  ------
                                                              (3,518) (1,054)
                                                              ------  ------
Total increase in patient receivables                         (3,674) (1,054)
                                                              ------  ------

     The Company expects that available cash, cash equivalents, available for sale investments and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term. During the 12 month period ended
March 31, 1997, the Company expended $36.6 millon of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments were reduced by only $15.4 million as summarized below. The remainder of the cash expenditures were financed from the Company's operating cash flow.

                                                       Three months ended
                                                             March 31,
                                                          1997      1996
                                                          ----      ----

Cash, cash equivalents and available for sale
investments at January 1,                               $30,930   $46,672

Decrease in cash, cash equivalents and available
for sale investments, three months ended March 31,       (5,684)   (5,989)
                                                        -------   -------
Cash, cash equivalents and available for sale
investments at March 31,                                $25,246   $40,683
                                                        =======   =======

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     Exhibit number           Description
     --------------           -----------
          27                  Financial Data Schedule

     (B) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended March 31, 1997.

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

                              Orthodontic Centers of America, Inc.
                              ------------------------------------
                                           (Registrant)



Date:  May 9, 1997       /s/ Bartholomew F. Palmisano, Sr.
                        -------------------------------------
                        Bartholomew F. Palmisano, Sr.
                        Chief Financial Officer, Senior Vice President Treasurer and Secretary