Form 10-Q
period 1997-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1997-08-14
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1997, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.


                         Commission File No.: 0-25256


                     ORTHODONTIC CENTERS OF AMERICA, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                      72-1278948
   --------------------                       --------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                 identification number)

5000 Sawgrass Village, Suite 25
  Ponte Vedra Beach, Florida                             32082
--------------------------------                   ------------------
(Address of principal executive                        (Zip Code)
 offices)


                                (904) 273-0004
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At August 10, 1997, there were 43,999,804 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS



                                                                           Page
                                                                           ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
              June 30, 1997 and December 31, 1996...........................  3

              Condensed Consolidated Statements of Income -
              Six Months Ended June 30, 1997 and 1996.......................  4

              Condensed Consolidated Statements of Income -
              Three Months Ended June 30, 1997 and 1996.....................  5

              Condensed Consolidated Statements of Cash Flow -
              Six Months Ended June 30, 1997 and 1996.......................  6

              Notes to Condensed Consolidated Financial
              Statements - June 30, 1997....................................  7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................  10

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders..........  17

     Item 6.  Exhibits and Reports on Form 8-K.............................  18


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

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements


                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets


                                                       June 30       December 31
                                                         1997           1996 (1)
                                                     -----------     -----------
                                                     (Unaudited)
                                                            (in thousands)

ASSETS:

Current assets:
  Cash and cash equivalents                           $  2,849          $ 11,827
  Investments                                            2,552            12,621
  Patient receivables, net                              10,265             7,422
  Unbilled patient receivables, net                     23,674            18,398
  Amounts receivable from
    orthodontic entities                                 2,499             2,191
  Supplies inventory, prepaid expenses
    and other assets                                     4,299             3,670
                                                      --------          --------
Total current assets                                    46,138            56,129
Property, equipment & improvements, net                 30,083            24,201
Investments                                              8,486             6,482
Amounts receivable from orthodontic
  entities, less current portion                         4,862             5,369
Intangible assets                                       63,438            52,682
Other assets                                               351               236
                                                      --------          --------
Total assets                                          $153,358          $145,099
                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and other current
    liabilities                                       $ 13,129          $ 12,850
  Deferred income taxes                                    277             2,162
  Current portion of long-term debt                        816               898
                                                      --------          --------
Total current liabilities                               14,222            15,910
Deferred income taxes                                   11,374            11,803
Long-term debt, less current portion                     1,999             2,499

Stockholders' Equity:
  Preferred stock                                          ---              ---
  Common stock, $.01 par value per share,
    80,000,000 shares authorized, 43,999,804
    shares outstanding at June 30, 1997 and
    43,888,722 shares outstanding
    at December 31, 1996                                   440               439

  Additional paid-in capital                            93,025            92,294
  Retained earnings                                     32,298            22,154
                                                      --------          --------
Total stockholders' equity                             125,763           114,887
                                                      --------          --------
Total liabilities and
  stockholders' equity                                $153,358          $145,099
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

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)



                                          Six Months Ended
                                              June 30
                                       ---------------------------
                                        1997                1996
                                       ---------------------------
                                          (in thousands, except
                                              per share data)

Net revenue                            $52,379             $29,236

Direct expenses:
  Employee costs                        15,168               8,402
  Orthodontic supplies                   3,823               2,244
  Rent                                   4,621               2,602
  Advertising and marketing              4,206               2,691
                                       -------             -------
                                        27,817              15,939

General and administrative               6,147               3,730
Depreciation and amortization            2,418               1,060
                                       -------             -------
Operating profit                        15,997               8,507

Interest expense                          (147)               (202)
Interest income                            779               1,277
                                       -------             -------
Income before income taxes              16,629               9,582

Provision for income taxes               6,485               3,737
                                       -------             -------
Net income                             $10,144             $ 5,845
                                       =======             =======

Earnings per common and
  common equivalent share              $  0.23             $  0.14
                                       =======             =======

Earnings per common share -
  assuming full dilution               $  0.22             $  0.13
                                       =======             =======


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)



                                           Three Months Ended
                                                 June 30
                                       ---------------------------
                                        1997                1996
                                       ---------------------------
                                          (in thousands, except
                                              per share data)

Net revenue                            $27,480             $15,517

Direct expenses:
  Employee costs                         7,698               4,418
  Orthodontic supplies                   2,048               1,145
  Rent                                   2,279               1,411
  Advertising and marketing              2,372               1,389
                                       -------             -------
                                        14,397               8,363

General and administrative               3,249               1,990
Depreciation and amortization            1,304                 572
                                       -------             -------
Operating profit                         8,530               4,592

Interest expense                           (69)                (98)
Interest income                            343                 606
                                       -------             -------
Income before income taxes               8,804               5,100

Provision for income taxes               3,434               1,989
                                       -------             -------
Net income                             $ 5,370             $ 3,111
                                       =======             =======

Earnings per common and
  common equivalent share              $  0.12             $  0.07
                                       =======             =======

Earnings per common share -
  assuming full dilution               $  0.12             $  0.07
                                       =======             =======


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                         Six Months Ended
                                                             June 30
                                                      ----------------------
                                                         1997         1996
                                                      ----------------------
                                                           (in thousands)

Operating activities:
  Net income                                          $ 10,144       $ 5,845
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Provision for bad debt expense                         785           661
    Depreciation and amortization                        2,418         1,060
    Deferred income taxes                               (1,529)       (3,077)
    Changes in operating assets and liabilities
      Patient receivables                               (3,276)       (1,773)
      Unbilled patient receivables and
        patient prepayments                             (4,939)       (3,520)
      Supplies inventory, prepaid expenses
        and other                                         (744)           33
      Amounts receivable from/payable to
        orthodontic entities                               299        (1,319)
      Accounts payable and other current
        liabilities                                      1,084          (333)
                                                      --------       -------
Net cash provided by (used in) operating activities   $  4,242       $(2,423)

Investing Activities:
  Purchase of property, equipment
   and improvements                                     (7,480)       (4,550)
  Net proceeds from
    available-for-sale investments                       8,065           214
 Intangible assets acquired                            (13,168)         (497)
                                                      --------       -------
Cash used in investing activities                      (12,887)       (4,833)

Financing activities:
  Issuance of common stock                                 249           506
  Repayment of long-term debt                             (588)         (765)
                                                      --------       -------
Cash provided by (used in)
  financing activities                                    (333)         (259)
                                                      --------       -------

Net change in cash
  and cash equivalents                                  (8,978)       (7,515)
Cash & cash equivalents at
  beginning of period                                   11,827        18,779
                                                      --------       -------
Cash & cash equivalents at
  end of period                                        $ 2,849       $11,264
                                                      ========       =======

Supplemental cash flow information
  Interest paid                                        $   147       $   202
                                                      ========       =======

  Income taxes paid                                    $ 9,560       $ 7,027
                                                      ========       =======

Supplemental disclosures of
non-cash investing and financing
activities:

  Long term debt and common stock
  issued (net of returns) in acquisition of
  intangible and other assets                          $  (348)      $   295
                                                      ========       =======



See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1997

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 297 orthodontic centers located in 34 states as of June 30, 1997.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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


3.  EARNINGS PER COMMON SHARE

    Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period. All earnings per share numbers reported have been adjusted for the Company's 2-for-1 stock split, effected in the form of a 100% stock dividend, effective September, 1996. The weighted average number of primary and fully diluted outstanding shares for the six months ended June 30, 1997 were 43,821,000 and 45,212,000, respectively. The weighted average number of primary and fully diluted shares outstanding for the six months ended June 30, 1996 were 42,009,000 and 43,376,000, respectively. The weighted average number of primary and fully diluted outstanding shares for the three months ended June 30, 1997 were 43,852,000 and 45,331,000, respectively. The weighted average number of primary and fully diluted shares outstanding for the three months ended June 30, 1996 were 42,216,000 and 42,216,000, respectively.

    In February, 1997, the Financial Accounting Standards Board issued Statement no. 128, Earnings Per Share, which the Company will be required to adopt during the year ending December 31, 1997. The adoption of this Statement is not expected to have a material effect on the calculation of earnings per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's business was established in 1989 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 297 orthodontic centers (the "Orthodontic Centers") in 34 states at June 30, 1997.

    The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                      Six months
                                                                        ended
                                      Year ended December 31,          June 30,

                            1991   1992   1993   1994   1995   1996      1997
                            ----   ----   ----   ----   ----   ----      ----

Number of centers at
  beginning of period         18     31     47     55     75    145       247
Number of centers
  developed during period      9      5      4     22     44     53        30
Number of centers
  acquired during period       5     17      5      1     29     68        31
Number of centers
  consolidated during period  (1)    (6)    (1)    (3)    (3)   (19)      (11)
                            ----   ----   ----   ----   ----   ----      ----
Number of centers
  at end of period            31     47     55     75    145    247       297
                            ====   ====   ====   ====   ====   ====      ====

    At June 30, 1997, three Orthodontic Centers were located in a general dentist's office. The Company intends to relocate these three Orthodontic Centers to free-standing locations as soon as practicable. In developing additional Orthodontic Centers, the Company intends to locate the Orthodontic Centers only in free-standing locations. By locating in free-standing locations, Orthodontic Centers have been able to increase available operating days and thereby enhance their revenue producing capability.

    Of the 297 Orthodontic Centers at June 30, 1997, 164 were developed by the Company and 133 were existing orthodontic practices whose assets were acquired by the Company. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into long-term agreements with, existing practices. The average cost of developing a new Orthodontic Center is approximately $230,000, including the cost of equipment, leasehold improvements, working capital and funding of losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender. For new developments, the Company has discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a 5-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which generally occurs approximately 12 months after an Orthodontic Center commences operations). The Company intends, however, to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company is assisting Affiliated Orthodontists in obtaining financing from the Company's primary lender to replace the Company's financing of such Affiliated Orthodontists' share of the costs of previously completed developments.

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

                                  Six Months Ended   Three Months Ended
                                      June 30,            June 30,
                                    1997    1996        1997    1996
                                    ----    ----        ----    ----

Net revenue                        100.0%  100.0%      100.0%  100.0%
                                   -----   -----       -----   -----
Direct expenses
  Employee cost                     29.0    28.7        28.0    28.5
  Orthodontic supplies               7.3     7.7         7.5     7.4
  Rent                               8.8     8.9         8.3     9.1
  Advertising and marketing          8.0     9.2         8.6     9.0
                                    ----    ----        ----    ----
        Total direct expenses       53.1    54.5        52.4    54.0
General and administrative          11.7    12.8        11.8    12.8
Depreciation and amortization        4.6     3.6         4.7     3.7
                                    ----    ----        ----    ----
Operating profit                    30.6    29.1        31.1    29.5
Interest (income) expense           (1.2)   (3.7)       (1.0)   (3.3)
                                    ----    ----        ----    ----
Income before income taxes          31.8    32.8        32.1    32.8
Provision for income taxes          12.4    12.8        12.5    12.8
                                    ----    ----        ----    ----

Net income                          19.4%   20.0%       19.6%   20.0%
                                    ====    ====        ====    ====

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    NET REVENUE. Net revenue increased 79.2% from $29.2 million for the six months ended June 30, 1996 to $52.4 million for the six months ended June 30, 1997. Approximately $15.2 million of this increase was attributable to the 170 (net of consolidations) Orthodontic Centers opened since January 1, 1996, approximately $6.5 million to the growth in net revenue of the 127 Orthodontic Centers open throughout both periods, and approximately $1.5 million related to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 62,000 at June 30, 1996 to approximately 99,000 at June 30, 1997.

    EMPLOYEE COSTS. Employee costs increased 80.5% from $8.4 million for the six months ended June 30, 1996 to $15.2 million for the six months ended June 30, 1997. As a percentage of net revenue, employee costs increased from 28.7% for the six months ended June 30, 1996 to 29.0% for the six months ended June 30, 1997. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers and the recent increase in affiliations with existing orthodontic practices. These orthodontic practices have tended to have higher employee cost percentages than a typical Orthodontic Center and have taken approximately one year to completely convert to the Company's operating systems.

    ORTHODONTIC SUPPLIES.  Orthodontic supplies expense increased 70.3% from

$2.2 million for the six months ended June 30, 1996 to $3.8 million for the six months ended June 30, 1997. As a percentage of net revenue, however, orthodontic supplies decreased from 7.7% for the six months ended June 30, 1996 to 7.3% for the six months ended June 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

    RENT. Rent expense increased 77.6% from $2.6 million for the six months ended June 30, 1996 to $4.6 million for the six months ended June 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1996. As a percentage of net revenue, however, rent expense decreased from 8.9% to 8.8%.

    ADVERTISING AND MARKETING. Advertising and marketing expense increased 56.3% from $2.7 million for the six months ended June 30, 1996 to $4.2 million for the six months ended June 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1996. As a percentage of net revenue, however, advertising and marketing expense decreased from 9.2% for the six months ended June 30, 1996 to 8.0% for the six months ended June 30, 1997. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased 64.8% from $3.7 million for the six months ended June 30, 1996 to $6.1 million for the six months ended June 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1996. As a percentage of net revenue, however, general and administrative expense decreased from 12.8% to 11.7%. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for Orthodontic Centers opened or relocated during the second quarter of 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 128.1% from $1.1 million for the six months ended June 30, 1996 to $2.4 million for the six months ended June 30, 1997. The increase in this expense is a result of the fixed assets acquired and management agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1996.

    OPERATING PROFIT. Operating profit increased 88.1% from $8.5 million for the six months ended June 30, 1996 to $16.0 million for the six months ended June 30, 1997. As a percentage of net revenue, operating profit increased from 29.1% to 30.6% for the same periods, respectively, as a result of the factors discussed above.

    INTEREST. Net interest income decreased 41.2% from $1.1 million for the six months ended June 30, 1996 to $600,000 for the six months ended June 30, 1997. The decrease in interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 public offering.

    PROVISION FOR INCOME TAXES. Provision for income taxes increased 73.6% from $3.7 million for the six months ended June 30, 1996 to $6.5 million for the six months ended June 30, 1997. The Company's effective income tax rate was 39.0% for both periods.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    NET REVENUE. Net revenue increased 77.1% from $15.5 million for the three months ended June 30, 1996 to $27.5 million for the three months ended June 30, 1997. Approximately $6.8 million of this increase was attributable to the 170 (net of consolidations) Orthodontic Centers opened since March 31, 1996, approximately $4.4 million to the growth in net revenue of the 127 Orthodontic Centers open throughout both periods, and approximately $800,000 related to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 62,000 at June 30, 1996 to approximately 99,000 at June 30, 1997.

    EMPLOYEE COSTS. Employee costs increased 74.2% from $4.4 million for the three months ended June 30, 1996 to $7.7 million for the three months ended June 30, 1997. This increase was caused primarily by an increased number patient treatment days, associated with the opening of additional Orthodontic Centers, the recent increase in affiliations with existing orthodontic practices and the growth in the number of active patients. As a percentage of net revenue, however, employee costs decreased from 28.5% for the three months ended June 30, 1996 to 28.0% for the three months ended June 30, 1997. The percentage decreased as a result of improved staff scheduling in recently affiliated Orthodontic Centers.

    ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 78.9% from $1.1 million for the three months ended June 30, 1996 to $2.0 million for the three months ended June 30, 1997. As a percentage of net revenue, orthodontic supplies increased from 7.4% for the three months ended June 30, 1996 to 7.5% for the three months ended June 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

    RENT. Rent expense increased 61.5% from $1.4 million for the three months ended June 30, 1996 to $2.3 million for the three months ended June 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1996. As a percentage of net revenue, however, rent expense decreased from 9.1% to 8.3%. The renegotiation of lease arrangements in certain affiliated Orthodontic Centers resulted in a decreased quarterly rent expense for these centers.

    ADVERTISING AND MARKETING. Advertising and marketing expense increased 70.7% from $1.4 million for the three months ended June 30, 1996 to $2.4 million for the three months ended June 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1996. As a percentage of net revenue, however, advertising and marketing expense decreased from 9.0% for the three months ended June 30, 1996 to 8.6% for the three months ended June 30, 1997. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased 63.3% from $2.0 million for the three months ended June 30, 1996 to $3.2 million for the three months ended June 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1996. As a percentage of net revenue, however, general and administrative expense decreased from 12.8% to 11.8%. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for Orthodontic Centers opened or relocated during the second quarter of 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 128.0% from $570,000 for the three months ended June 30, 1996 to $1.3 million for the three months ended June 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased from 3.7% to 4.7%. The increase in this expense is a result of the fixed assets acquired and management agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1996.

    OPERATING PROFIT. Operating profit increased 85.7% from $4.6 million for the three months ended June 30, 1996 to $8.5 million for the three months ended June 30, 1997. As a percentage of net revenue, operating profit increased from 29.5% to 31.1% for the same periods, respectively, as a result of the factors discussed above.

    INTEREST. Net interest income decreased 46.0% from $510,000 for the three months ended June 30, 1996 to $270,000 for the three months ended June 30, 1997. The decrease in interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 public offering.

    PROVISION FOR INCOME TAXES. Provision for income taxes increased 72.6% from $2.0 million for the three months ended June 30, 1996 to $3.4 million for the three months ended June 30, 1997. The Company's effective income tax rate was 39.0% for both periods.

    LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $4.2 million for the six month period ended June 30, 1997 as compared to cash used by operations of $2.4 million in the comparable period of 1996. Included in net cash used by operations for the six months ended June 30, 1997, were estimated tax payments of $9.6 million which exceeded the current quarterly tax provision by $3.1 million. The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ended September 30, 1996, the Company is required to use the accrual basis of accounting for income tax purposes. All deferred tax liabilities and assets related to differences between the cash and accrual basis of accounting which existed on October 1, 1995 will reverse over the two year period ending September 30, 1997. As a result, the Company estimates that its cash outlays for income taxes will exceed its provision for income taxes through the remainder of 1997 by approximately $1.5 million.

    In addition, the $10.1 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at June 30, 1997 increased $8.1 million over December 31, 1996 levels as a result of the increase in the number of patients. The following represents information with regard to the Company's Orthodontic Centers open less than 26 months and those open greater than 26 months:

                                                             Six months ended
                                                                  June 30,
                                                             1997         1996
                                                             ----         ----

(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
  Patient receivables                                        (863)        (599)
  Unbilled patient receivables and
    patient prepayments                                      (366)      (1,269)
                                                           ------       ------
                                                           (1,229)      (1,868)

Orthodontic Centers affiliated less than 26 months
  Patient receivables                                      (2,413)      (1,174)
  Unbilled patient receivables and
    patient prepayments                                    (4,573)      (2,251)
                                                           ------       ------

                                                           (6,986)      (3,425)
                                                           ------       ------


Total increase in patient receivables                      (8,215)      (5,293)
                                                           ======       ======

The Company expects that available cash, cash equivalents, available for sale investments and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term. During the 12 month period ended, June 30, 1997, the Company expended $44.1 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments were reduced by only $25.0 million as summarized below. The remainder of the cash expenditures were financed from the Company's operating cash flow.

                                                             Six months ended
                                                                  June 30,
                                                             1997         1996
                                                             ----         ----
Cash, cash equivalents and available for sale
investments at January 1.                                $ 30,930      $ 46,672

Decrease in cash, cash equivalents and available
for sale investments, 6 months ended June 30.             (17,043)       (7,729)
                                                         --------      --------
Cash, cash equivalents and available for sale
investments at June 30.                                  $ 13,887      $ 38,943
                                                         ========      ========

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The annual meeting of stockholders of the Company was held on Monday, May 19, 1997. At this meeting, the following matters were voted upon by the Company's stockholders.

(a) Elector of Class III Directors


      Gasper Lazzara, D.D.S. and Bartholomew F. Palmisano, Sr. were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2000 or until their successors are elected and qualified. The vote was as follows:

                               Votes Cast        Votes Cast         Abstentions
Name                            In Favor     Against or Withheld     Non Votes
----                           ----------    -------------------    -----------
Gasper Lazzara, DDS            30,740,977                 500        13,147,245
Bartholomew Palmisano          30,740,707                 770        13,147,245

      The following directors continued in office following the meeting:

Name                                 Term Expires
----                                 ------------
Geoffrey Faux                             1998
A. Gordon Tunstall                        1998
Michael C. Johnsen                        1999
Edward J. Walters                         1999
Ashton J. Ryan, Jr.                       1999

(b) Approval of increase in number of authorized shares of common stock

    Security holders approved an increase in the number of authorized shares of common stock from 80,000,000 shares to 100,000,000 shares. The vote was as follows:

           Votes Cast                  Votes Cast           Abstentions
            In Favor                Against or Withheld      Non Votes
           ----------               -------------------     -----------
           30,710,244                      29,349            13,149,129

(c) Selection of Independent Auditors

    The stockholders of the Company ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997 by the following vote:

           Votes Cast                  Votes Cast           Abstentions
            In Favor                Against or Withheld      Non Votes
           ----------               -------------------     -----------
           30,737,932                       2,091            13,148,699

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

      Exhibit number           Description
      --------------           -----------
            27                 Financial Data Schedule

      (b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended June 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Orthodontic Centers of America, Inc.
                                 (Registrant)



Date:  August 13, 1997   /s/ Bartholomew F. Palmisano, Sr.
                        -------------------------------------
                        Bartholomew F. Palmisano, Sr.
                        Chief Financial Officer, Senior Vice President Treasurer and Secretary