Form 10-Q
period 1997-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1997-11-14
CIK 931702

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1997, OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _________ TO ___________.

                         Commission File No.: 0-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                             72-1278948
    -----------------------              ----------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           identification number)

5000 Sawgrass Village, Suite 25
  Ponte Vedra Beach, Florida                     32082
---------------------------------        --------------------
(Address of principal executive               (Zip Code)
 offices)


                                 (904) 273-0004
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

At November 10, 1997, there were 44,582,549 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I.  Financial Information

     Item 1.   Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               September 30, 1997 and December 31, 1996.......                3

               Condensed Consolidated Statements of Income -
               Nine Months Ended September 30, 1997
               and 1996.......................................                4

               Condensed Consolidated Statements of Income -
               Three Months Ended September 30, 1997
               and 1996.......................................                5

               Condensed Consolidated Statements of Cash Flow -
               Nine Months Ended September 30, 1997 and 1996..                6

               Notes to Condensed Consolidated Financial
               Statements - September 30, 1997................                7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..                9

Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K................              16


                           FORWARD-LOOKING STATEMENTS

     Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the statements regarding litigation filed against the Company and liquidity and capital resources. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in other public announcements by the Company.

Part 1.   Financial Information
Item 1.   Consolidated Financial Statements

                      Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets

                                                    September 30   December 31
                                                        1997         1996 (1)
                                                    -------------  ------------
                                                     (Unaudited)
                                                          (in thousands)
ASSETS:

Current assets:
  Cash and cash equivalents                             $  3,026      $ 11,827
  Investments                                              1,526        12,621
  Patient receivables, net                                12,385         7,422
  Unbilled patient receivables, net                       27,149        18,398
  Amounts receivable from
    orthodontic entities                                   2,711         2,191
  Supplies inventory, prepaid expenses
    and other assets                                       4,627         3,670
                                                        --------      --------
Total current assets                                      51,424        56,129
Property, equipment & improvements, net                   32,857        24,201
Investments                                                5,512         6,482
Amounts receivable from orthodontic
  entities, less current portion                           4,636         5,369
Intangible assets                                         78,912        52,682
Other assets                                                 408           236
                                                        --------      --------
Total assets                                            $173,749      $145,099
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and other current
    liabilities                                         $ 16,846      $ 12,850
  Deferred income taxes                                      278         2,162
  Current portion of long-term debt                          776           898
                                                        --------      --------
Total current liabilities                                 17,897        15,910
Deferred income taxes                                     12,360        11,803
Long-term debt, less current portion                       1,850         2,499

Stockholders' Equity:
  Preferred stock                                            ---           ---
  Common stock, $.01 par value per share,
    100,000,000 shares authorized, 44,582,549
    shares outstanding at September 30, 1997 and
    43,888,722 shares outstanding
    at December 31, 1996                                     446           439
  Additional paid-in capital                             103,000        92,294
  Retained earnings                                       38,196        22,154
                                                        --------      --------
Total stockholders' equity                               141,642       114,887
                                                        --------      --------
Total liabilities and
  stockholders' equity                                  $173,749      $145,099
                                                        ========      ========

--------------------
(1) The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                         Nine Months Ended
                                           September 30
                                 -------------------------------
                                    1997                 1996
                                 -------------------------------
                                      (in thousands, except
                                         per share data)
Net revenue                      $83,818                $48,117

Direct expenses:
  Employee costs                  23,987                 13,414
  Orthodontic supplies             6,240                  3,675
  Rent                             7,283                  4,177
  Advertising and marketing        7,130                  4,475
                                 -------                -------
                                  44,640                 25,741

General and administrative         9,733                  5,851
Depreciation and amortization      3,934                  1,833
                                 -------                -------
Operating profit                  25,513                 14,692


Interest expense                    (203)                  (305)
Interest income                      988                  1,876
                                 -------                -------
Income before income taxes        26,298                 16,263


Provision for income taxes        10,256                  6,342
                                 -------                -------
Net income                       $16,042                $ 9,921
                                 =======                =======


Earnings per common and
  common equivalent share        $  0.36                $  0.24
                                 =======                =======

Earnings per common share -
  assuming full dilution         $  0.35                $  0.23
                                 =======                =======


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)


                                       Three Months Ended
                                          September 30
                                 -------------------------------
                                    1997                 1996
                                 -------------------------------
                                      (in thousands, except
                                         per share data)

Net revenue                      $31,439               $18,881

Direct expenses:
  Employee costs                   8,819                 5,013
  Orthodontic supplies             2,417                 1,431
  Rent                             2,662                 1,575
  Advertising and marketing        2,922                 1,784
                                 -------               -------
                                  16,820                 9,803

General and administrative         3,587                 2,120
Depreciation and amortization      1,516                   773
                                 -------               -------
Operating profit                   9,516                 6,185


Interest expense                     (56)                 (104)
Interest income                      209                   599
                                 -------               -------
Income before income taxes         9,669                 6,680


Provision for income taxes         3,771                 2,605
                                 -------               -------
Net income                       $ 5,898               $ 4,075
                                 =======               =======

Earnings per common and
  common equivalent share -
  assuming no dilution           $  0.13               $  0.10
                                 =======               =======

Earnings per common share -
  dilutive assuming full
  dilution                       $  0.13               $  0.09
                                 =======               =======


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                            ------------------
                                                              1997      1996
                                                            ------------------
                                                              (in thousands)
Operating activities:
  Net income                                                $ 16,042   $ 9,921
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for bad debt expense                             1,349       947
    Depreciation and amortization                              3,934     1,833
    Deferred income taxes                                       (542)   (2,875)
    Changes in operating assets and liabilities
     Patient receivables                                      (5,797)   (3,372)
     Unbilled patient receivables and
       patient prepayments                                    (8,197)   (4,917)
     Supplies inventory, prepaid expenses
      and other                                               (1,132)     (258)
     Amounts receivable from/payable to
      orthodontic entities                                        32       249
     Accounts payable and other current
     liabilities                                               4,372     1,204
                                                            ------------------
Net cash provided by operating activities                   $ 10,061   $ 2,732

Investing Activities:
 Purchase of property, equipment
   and improvements                                          (11,197)   (8,080)
 Net proceeds from
   available-for-sale investments                             12,065     4,913
 Intangible assets acquired                                  (19,709)   (3,334)
 Advances to orthodontic entities                             (5,009)   (4,279)
 Payments from orthodontic entities                            5,339     1,307
                                                            ------------------
Cash used in investing activities                            (18,511)   (9,473)

Financing activities:
 Issuance of common stock                                        420       484
 Repayment of long-term debt                                    (771)     (968)
                                                            ------------------
Cash (used in) financing
 activities                                                     (351)     (484)
                                                            ------------------
(Decrease) in cash
 and cash equivalents                                         (8,801)   (7,225)
Cash & cash equivalents at
 beginning of period                                          11,827    18,779
                                                            ------------------
Cash & cash equivalents at
 end of period                                               $ 3,026   $11,554
                                                             =================

Supplemental cash flow information
 Interest paid                                               $   203   $   306
                                                             =================

 Income taxes paid                                           $ 9,560   $ 8,191
                                                             =================

Supplemental disclosures of
non-cash investing and financing
activities:

 Long term debt and common stock
 issued (net of returns) in acquisition of
 intangible and other assets                                 $ 7,433   $ 1,822
                                                             =================

 See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1997

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 333 orthodontic centers located in 36 states as of September 30, 1997.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Orthodontic Centers of America, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

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

3.   EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period. The weighted average number of primary and fully diluted outstanding shares for the nine months ended September 30, 1997 were 43,981,000 and 45,425,000, respectively. The weighted average number of primary and fully diluted shares outstanding for the nine months ended September 30, 1996 were 42,498,000 and 42,498,000, respectively. The weighted average number of primary and fully diluted outstanding shares for the three months ended September 30, 1997 were 44,296,000 and 45,845,000, respectively. The weighted average number of primary and fully diluted shares outstanding for the three months ended September 30, 1996 were 42,497,000. Common stock equivalents were immaterial for the three months ended September 30, 1996.

     In February 1997, the Financial Accounting Standards Board issued
     Statement no. 128, Earnings Per Share, which the Company will be required to adopt during the three-month period ending December 31, 1997. The adoption of this Statement is not expected to have a material effect on the calculation of earnings per share.

4.   CONTINGENCIES

     On February 20, 1996, the Company was served with a complaint filed against the Company, Dr. Gasper Lazzara, Jr., the Chairman of the Board and Chief Executive Officer and Mr. Bartholomew Palmisano, Sr., the Chief Financial Officer of the Company, in the United States District Court for the Southern District of California. The complaint alleges that the Company breached the terms of an agreement with the plaintiff whereby the plaintiff was granted certain rights to recruit orthodontists to affiliate with the Company. The complaint further alleges that the Company interfered with the plaintiff's business advantage by entering into direct negotiations with unnamed orthodontists, and that the Company breached a duty to the plaintiff of good faith and fair dealing. Although the complaint seeks monetary damages, a specific amount was not sought in the complaint. The Company filed an answer to the complaint generally denying the allegations therein. Management believes that the action lacks merit and that the Company has fully performed its obligations under the agreement to date, including the payment of all fees required thereunder. Further, management believes that the Company has meritorious claims that it may assert against the plaintiff. Management intends to defend the action vigorously and does not believe that this action will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 333 orthodontic centers (the "Orthodontic Centers") in 36 states at September 30, 1997.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                 Nine months ended
                                        Year ended December 31,                    September 30,
                                1991     1992     1993     1994    1995   1996          1997
                                -----  --------  -------  -------  -----  -----  ------------------
Number of centers at
  beginning of period             18        31       47       55     75    145          247
Number of centers
  developed during period          9         5        4       22     44     53           45
Number of centers
  acquired during period           5        17        5        1     29     68           59
Number of centers
  consolidated during period      (1)       (6)      (1)      (3)    (3)   (19)         (18)
                                  --       ---      ---      ---    ---    ---          ---
Number of centers
  at end of period                31        47       55       75    145    247          333
                                  ==       ===      ===      ===    ===    ===          ===

     Of the 333 Orthodontic Centers at September 30, 1997, 186 were developed by the Company, 196 were existing orthodontic practices whose assets were acquired by the Company and 49 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and affiliating with, existing practices.

     Typically, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have typically become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At September 30, 1997, 224 Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated through improved efficiency of the clinical staff and adding operating days or Affiliated Orthodontists. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating $2.9 million for the nine months ended September 30, 1997.

     The terms of consulting agreements differ significantly from the terms of service agreements and vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. In a limited number of states, the Company may only provide consulting services to the orthodontists and may not manage an orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to the consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

     The Company develops and manages the business and marketing aspects of Orthodontic Centers, including implementing advertising and marketing programs, preparing budgets, providing staff, purchasing inventory, providing patient scheduling systems, billing and collecting fees, providing office space and equipment and maintaining records. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred.

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

     Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers generally implemented a price increase from $89 per month to $98 per month with an increase in the final payment from $366 to $398.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.

                                  Nine Months Ended    Three Months Ended
                                    September 30,        September 30,
                                   1997       1996      1997       1996
                                 ---------  --------  ---------  ---------

Net revenue                         100.0%    100.0%     100.0%     100.0%
                                    -----     -----      -----      -----
Direct expenses
  Employee cost                      28.6      27.9       28.1       26.5
  Orthodontic supplies                7.4       7.6        7.7        7.6
  Rent                                8.7       8.7        8.5        8.3
  Advertising and marketing           8.5       9.3        9.3        9.5
                                    -----     -----      -----      -----
        Total direct expenses        53.3      53.5       53.3       51.9
General and administrative           11.6      12.2       11.6       11.2
Depreciation and amortization         4.7       3.8        4.7        4.1
                                    -----     -----      -----      -----
Operating profit                     30.4      30.5       30.4       32.8
Interest (income) expense            (1.0)     (3.3)      (1.0)      (2.6)
                                    -----     -----      -----      -----
Income before income taxes           31.4      33.8       31.4       35.4
Provision for income taxes           12.2      13.2       12.3       13.8
                                    -----     -----      -----      -----
Net income                           19.1%     20.6%      19.1%      21.6%
                                    =====     =====      =====      =====

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     NET REVENUE. Net revenue increased 74.2% from $48.1 million for the nine months ended September 30, 1996 to $83.8 million for the nine months ended September 30, 1997. Approximately $24.4 million of this increase was attributable to the 198 (net of consolidations) Orthodontic Centers opened since January 1, 1996, approximately $8.2 million to the growth in net revenue of the 127 Orthodontic Centers open throughout both periods, and approximately $1.1 million related to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 71,000 at September 30, 1996 to approximately 116,000 at September 30, 1997.

     EMPLOYEE COSTS. Employee costs increased 78.8% from $13.4 million for the nine months ended September 30, 1996 to $24.0 million for the nine months ended September 30, 1997. As a percentage of net revenue, employee costs increased from 27.9% for the nine months ended September 30, 1996 to 28.6% for the nine months ended September 30, 1997. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers and the recent increase in affiliations with existing orthodontic practices. These orthodontic practices have tended to have higher employee cost percentages than a typical Orthodontic Center and have taken approximately one year to completely convert to the Company's operating systems.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 69.8% from $3.7 million for the nine months ended September 30, 1996 to $6.2 million for the nine months ended September 30, 1997. As a percentage of net revenue, however, orthodontic supplies decreased from 7.6% for the nine months ended September 30, 1996 to 7.4% for the nine months ended September 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 74.4% from $4.2 million for the nine months ended September 30, 1996 to $7.3 million for the nine months ended September 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1996. As a percentage of net revenue, however, rent expense was constant at 8.7%.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 59.3% from $4.5 million for the nine months ended September 30, 1996 to $7.1 million for the nine months ended September 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after September 30, 1996. As a percentage of net revenue, however, advertising and marketing expense decreased from 9.3% for the nine months ended September 30, 1996 to 8.5% for the nine months ended September 30, 1997. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 66.4% from $5.9 million for the nine months ended September 30, 1996 to $9.7 million for the nine months ended September 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1996. As a percentage of net revenue, however, general and administrative expense decreased from 12.2% to 11.6%. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for Orthodontic Centers opened or relocated during the second quarter of 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 114.6% from $1.8 million for the nine months ended September 30, 1996 to $3.9 million for the nine months ended September 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased from 3.8% to 4.7%. The increase in this expense is a result of the fixed assets acquired and management agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1996.

     OPERATING PROFIT. Operating profit increased 73.7% from $14.7 million for the nine months ended September 30, 1996 to $25.5 million for the nine months ended September 30, 1997. As a percentage of net revenue, operating profit decreased from 30.5% to 30.4% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income decreased 50.1% from $1.6 million for the nine months ended September 30, 1996 to $790,000 for the nine months ended September 30, 1997. The decrease in interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 public offering.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 61.7% from $6.3 million for the nine months ended September 30, 1996 to $10.3 million for the nine months ended September 30, 1997. The Company's effective income tax rate was 39.0% for both periods.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     NET REVENUE. Net revenue increased 66.5% from $18.9 million for the three months ended September 30, 1996 to $31.4 million for the nine months ended September 30, 1997. Approximately $8.1 million of this increase was attributable to the 170 (net of consolidations) Orthodontic Centers opened since January 1, 1996, approximately $3.2 million to the growth in net revenue of the 127 Orthodontic Centers open throughout both periods, and approximately $400,000 related to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The number of patient contracts increased from approximately 71,000 at September 30, 1996 to approximately 116,000 at September 30, 1997.

     EMPLOYEE COSTS. Employee costs increased 75.9% from $5.0 million for the three months ended September 30, 1996 to $8.8 million for the three months ended September 30, 1997. As a percentage of net revenue, employee costs increased from 26.5% for the three months ended September 30, 1996 to 28.1% for the three months ended September 30, 1997. This increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of additional Orthodontic Centers and the recent increase in affiliations with existing orthodontic practices. These orthodontic practices have tended to have higher employee cost percentages than a typical Orthodontic Center and have taken approximately one year to completely convert to the Company's operating systems.

     ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased 68.9% from $1.4 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997. As a percentage of net revenue, orthodontic supplies increased from 7.6% for the three months ended September 30, 1996 to 7.7% for the three months ended September 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     RENT. Rent expense increased 69.0% from $1.6 million for the three months ended September 30, 1996 to $2.7 million for the three months ended September 30, 1997. As a percentage of net revenue, rent expense increased from 8.3% to 8.5% for the same periods. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1996.

     ADVERTISING AND MARKETING. Advertising and marketing expense increased 63.8% from $1.8 million for the three months ended September 30, 1996 to $2.9 million for the three months ended September 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after September 30, 1996. As a percentage of net revenue, however, advertising and marketing expense decreased from 9.4% for the three months ended September 30, 1996 to 9.3% for the three months ended September 30, 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased 63.3% from $2.1 million for the three months ended September 30, 1996 to $3.6 million for the three months ended September 30, 1997. As a percentage of net revenue, general and administrative expense increased from 11.2% to 11.4%. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 96.1% from $770,000 for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased from 4.1% to 4.8% for the same periods. The increase in this expense is a result of the fixed assets acquired and management agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1996.

     OPERATING PROFIT. Operating profit increased 53.9% from $6.2 million for the three months ended September 30, 1996 to $9.5 million for the three months ended September 30, 1997. As a percentage of net revenue, operating profit decreased from 32.8% to 30.3% for the same periods, respectively, as a result of the factors discussed above.

     INTEREST. Net interest income decreased 69.2% from $500,000 for the three months ended September 30, 1996 to $150,000 for the three months ended September 30, 1997. The decrease in interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 public offering.

     PROVISION FOR INCOME TAXES. Provision for income taxes increased 44.7% from $2.6 million for the three months ended September 30, 1996 to $3.8 million for the three months ended September 30, 1997. The Company's effective income tax rate was 39.0% for both periods.

    LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $10.1 million for the nine month period ended September 30, 1997 as compared to $2.8 million in the comparable period of 1996.

     In addition, the $16.0 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at September 30, 1997 increased $13.7 million over December 31, 1996 levels as a result of the increase in the number of patients. The following represents information with regard to the Company's Orthodontic Centers open less than 26 months and those open greater than 26 months:

                                                         Nine months ended
                                                           September 30,
                                                        1997            1996
                                                      --------        --------
                                                            (in thousands)
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
----------------------------------------------------
  Patient receivables                                $ (1,300)        $(1,035)
  Unbilled patient receivables and
     patient prepayments                                 (648)         (1,689)
                                                     --------         -------
                                                       (1,948)         (2,724)
                                                     --------         -------
Orthodontic Centers affiliated less than 26 months
----------------------------------------------------
 Patient receivables                                   (3,663)         (2,337)
 Unbilled patient receivables and
    patient prepayments                                (8,103)         (3,228)
                                                     --------         -------
                                                      (11,766)         (5,565)
                                                     --------         -------

Total increase in patient receivables                $(13,714)        $(8,289)
                                                     ========         =======

The Company expects that available cash, cash equivalents, available for sale investments and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term. During the nine month period ended September 30, 1997, the Company expended $51.5 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments were reduced by only $33.0 million during such period as summarized below. The remainder of the cash expenditures were financed from the Company's operating cash flow.

                                                          Nine months ended
                                                            September 30,
                                                         1997          1996
                                                       ---------  --------------
Cash, cash equivalents and available for sale
investments at January 1.                              $ 30,930        $ 46,672

Decrease in cash, cash equivalents and available
for sale investments, nine months ended September 30.   (20,866)        (12,138)
                                                       --------        --------

Cash, cash equivalents and available for sale
investments at September 30.                           $ 10,064        $ 34,543
                                                       ========        ========

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibit number           Description
     --------------           -----------
          27                  Financial Data Schedule

     (B) REPORTS ON FORM 8-K
     The Company filed no reports on Form 8-K for the three months ended September 30, 1997.

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

                    Orthodontic Centers of America, Inc.
                    ------------------------------------
                             (Registrant)



Date: November 13, 1997  /s/ Bartholomew F. Palmisano, Sr.
                        -------------------------------------
                        Bartholomew F. Palmisano, Sr.
                        Chief Financial Officer, Senior Vice President Treasurer and Secretary