Form 10-K405
period 1997-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1998-03-31
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
      __________.


                         COMMISSION FILE NO.:  0-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       72-1278948
-----------------------------------       -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

5000 SAWGRASS VILLAGE CIRCLE, SUITE 25
     PONTE VEDRA BEACH, FLORIDA                           32082
----------------------------------------  --------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (904) 280-4500
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
Title of Each Class                              Which Registered
-------------------------------------       ------------------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE          NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO     .
                                        ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 25, 1998 was approximately $857,232,624 based upon the closing price per share of the Registrant's Common Stock as reported on the New York Stock Exchange on March 25, 1998. As of March 25, 1998, there were 47,550,803 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 1998 are incorporated by reference into Part III of this Report.

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

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists or practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate proposed developments or acquisitions of Orthodontic Centers, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are located or are proposed to be located, and other factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" or as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Orthodontic Centers of America, Inc. and its subsidiaries (the "Company") are the leading provider of practice management services to orthodontic practices in the United States, based on annual net revenue, annual net income, number of affiliated orthodontists and number of orthodontic centers. The Company develops orthodontic centers affiliated with the Company ("Orthodontic Centers") and manages the business operations and marketing aspects of the orthodontic practices of orthodontists who provide orthodontic services at the Orthodontic Centers ("Affiliated Orthodontists"), thereby allowing Affiliated Orthodontists to focus on delivering quality patient care. Since its inception in 1985, the Company has grown to manage 360 Orthodontic Centers located in 39 states with 205 Affiliated Orthodontists at December 31, 1997. From January 1, 1985 to December 31, 1997, the Company developed 199 Orthodontic Centers, acquired the assets of, and affiliated with, 217 existing orthodontic practices and consolidated 56 Orthodontic Centers.

     Management believes that the Company's operating strategy and proprietary operating systems have allowed Affiliated Orthodontists to realize greater productivity and profitability than traditional orthodontic practices. The Company's proprietary office design permits an Affiliated Orthodontist to treat patients without moving from room to room. The Company's proprietary patient scheduling system groups appointments by the type of procedure and dedicates certain days exclusively to new patients. These operating systems, along with the efficient use of an average of five orthodontic assistants per Orthodontic Center, have enabled Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1995 to treat an average of 77 patients per nine-hour patient treatment day during 1997. Orthodontists in the United States treated an average of 45 patients per operating day in 1996.

     The Company develops and implements marketing plans for the Orthodontic Center, utilizing local television, radio and print advertising and internal marketing promotions. During 1997, the Company spent an average of approximately $65,230 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1996. As a result of this marketing strategy, during 1997, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 505 new case starts as compared to the 1996 national average of approximately 180 new case starts per orthodontist.

     The Company is not engaged in the practice of orthodontics. The Affiliated Orthodontists maintain full control over their orthodontic practices, determine which personnel, including orthodontic assistants, to hire or terminate and set their own standards of practice in order to promote quality orthodontic care.

THE ORTHODONTIC INDUSTRY

     Industry Overview

     According to the 1997 Journal of Clinical Orthodontists Orthodontic Practice Study (the "1997 JCO Study"), in 1996, orthodontists in the United States initiated treatment for approximately 1.6 million patients. Of these patients, approximately 80.9% were between the ages of nine and 18 and the remaining 19.1% were primarily adults between the ages of 25 and 35. The number of adults seeking treatment has increased in recent years from 332,000 case starts in 1989 to approximately 480,000 case starts in 1996. Based upon the results of a 1994 study conducted by members of the Department of Orthodontics of the University of Florida and based upon management's experience in the orthodontic industry, management believes that the total market for orthodontic services substantially exceeds the number of patients currently seeking treatment.

     According to the 1997 JCO Study, the number of orthodontists practicing in the United States has remained at approximately the same level since 1989. The United States orthodontic industry includes approximately 9,115 orthodontists and is currently highly fragmented, with approximately 90% of the practicing orthodontists acting as sole practitioners. Orthodontists must complete up to three years of postgraduate studies following completion of dental programs. Many dentists who are not orthodontists also perform certain orthodontic services. Data relating to these individuals are not included in the 1997 JCO Study.

     The United States orthodontic industry generates approximately $3.8 billion in annual gross revenues with the average orthodontic practice generating gross revenues of approximately $518,800 per year. Orthodontics is generally an elective procedure, with approximately 75% of payments for orthodontic services made directly by the person receiving treatment and standard dental insurance covering an additional 25% of such payments. Managed care represents a small percentage of revenues generated in the orthodontic industry.

     The table below presents certain information included in the 1997 JCO Study concerning the United States orthodontic industry in each of the years presented:


                                                  1990        1991      1992        1993      1994        1995       1996
                                                  ----        ----      ----        ----      ----        ----       ----
Number of practicing
orthodontists                                    8,720       8,760      8,856       8,958      9,060      9,098      9,115

Number of new patient cases                  1,308,000   1,314,000  1,416,960   1,478,070  1,540,200  1,592,150   1,640,700

Average fee per case                            $3,050      $3,221     $3,401      $3,447     $3,492     $3,649      $3,703


     Management believes, based upon the 1997 JCO Study, that the total number of new patient cases has increased only moderately because of the reliance of orthodontists in traditional orthodontic practices on referrals from general dentists or existing patients for new patients. Orthodontists in the United States spent an average of approximately $4,400 on marketing and advertising in 1996. Therefore, to increase revenue many orthodontists have raised the fees they charge for their services.

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

     In a typical orthodontic practice, before braces are applied a patient is required to complete as many as four preliminary appointments, consisting of an initial examination and sessions for making impressions of the patient's teeth, taking x-rays and placing spacers between the patient's teeth. The patient returns for monthly adjustments before the braces are removed and a retainer is made to maintain the orthodontic treatment. In 1996, standard case fees in traditional orthodontic practices averaged approximately $3,645 for children and approximately $3,947 for adults. The charges for preliminary appointments, including a required down payment, averaged approximately $900 to $1,000, or approximately 25% of the total fee. Fees are paid each month by the patient for services performed at that visit.

     According to the 1997 JCO Study, the average orthodontist initiated treatment of approximately 180 patients in 1996, treated approximately 45 patients per operating day and maintained approximately 400 active cases. In addition, the average orthodontic practice consisted of one or two offices and generated gross fees of $518,800, with the orthodontist realizing net practice income of approximately $224,000.

OPERATING STRATEGY

     Key elements of the Company's operating strategy include:

     Emphasizing Quality Patient Care. All Affiliated Orthodontists are graduates of accredited orthodontic training programs and participate in advisory committees that meet twice a year to perform peer review studies and to consult with the Affiliated Orthodontists. The Affiliated Orthodontists have practiced orthodontics for an average of approximately 15 years and approximately 26% have held teaching positions. In addition, the Company provides operating systems and support that enhance the ability of Affiliated Orthodontists to provide quality patient care. Senior clinical technicians and the clinical staff receive training in procedures which enhance the level of patient service. Quality of care is monitored through peer review procedures administered by the Affiliated Orthodontists through their advisory committee.

     Stimulating Demand in Local Markets. The Company develops and implements marketing plans for each Orthodontic Center, utilizing local television, radio and print advertising and internal marketing promotions. Based upon the success of the Orthodontic Centers in attracting new patients, management believes that the Company's marketing activities, along with the affordable payment plans provided by the Orthodontic Centers, have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. During 1997, the Company spent on average approximately $65,230 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1996. During 1997, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 505 new case starts as compared to the 1996 national average of approximately 180 new case starts per orthodontist.

     Achieving Operating Efficiencies and Economies of Scale. The Company implements a variety of operating procedures and systems designed to improve the productivity and profitability of the Orthodontic Centers and to achieve economies of scale. These include Orthodontic Center office designs which increase the number of patients the clinical staff can treat and enhance patient comfort and privacy, a scheduling system designed to increase capacity utilization at each Orthodontic Center, efficient use of orthodontic assistants and centralized purchasing and distribution systems. During 1997, Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1996 treated an average of 77 patients per nine-hour patient treatment day. Orthodontists in the United States treated an average of 45 patients per operating day in 1996.

     Increasing Market Penetration With Affordable Payment Plans. The Orthodontic Centers generally provide a payment plan recommended by the Company which consists of no down payment, equal monthly payments of $98 per month over the term of the treatment and a final payment of $398 at completion of the treatment. Management believes that this payment plan and the Company's marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for between 26 and 32 months, the total fees charged by the Affiliated Orthodontists averaged approximately $3,100 in 1997, which was below the 1996 national average of $3,650 to $3,950 for the same period of treatment. Management believes that the Orthodontic Centers are able to charge lower fees because of the operating efficiencies resulting from the office designs of Orthodontic Centers, the patient scheduling systems, efficient use of orthodontic assistants and centralized purchasing and distribution systems.

     Capitalizing on Information Systems. In addition to providing marketing and operating expertise, the Company provides Affiliated Orthodontists with monthly operating data and quarterly financial statements for each Orthodontic Center, including management's analysis of the financial results and recommended changes to improve financial and operating performance.

GROWTH STRATEGY

     The Company's growth strategy is to develop new Orthodontic Centers and to affiliate with existing practices in both new and existing markets. At December 31, 1994, 1995, 1996 and 1997 there were 46, 78, 133 and 205 Affiliated
Orthodontists, respectively. Management believes that orthodontists choose to affiliate with the Company because the Company provides: (i) the capital required to open an Orthodontic Center; (ii) the business and clinical systems and staffing required to operate a new Orthodontic Center; (iii) the opportunity to increase substantially practice income derived by the orthodontists; (iv) the opportunity to increase the orthodontists' focus on patient care rather than administration; and (v) the opportunity to eliminate the need for business development efforts designed to generate referrals from general dentists.

     Since its inception in 1985, the Company has grown to manage 360 Orthodontic Centers located in 39 states with 205 Affiliated Orthodontists at December 31, 1997. Of these 360 Orthodontic Centers, 240 have been developed or relocated to new facilities since June 30, 1992. Key elements of the Company's growth strategy include:

     Development of New Orthodontic Centers. From January 1, 1985 to December 31, 1997, the Company developed 199 Orthodontic Centers, including 186 since June 30, 1992. The Company actively markets itself to orthodontists by targeting military orthodontists, practicing orthodontists and orthodontic students, including the approximately 200 orthodontists who graduate each year from accredited United States orthodontic graduate programs, who are interested in opening new practices. The Company's Professional Development Department, which includes former practicing orthodontists, recruits additional orthodontists through referrals from Affiliated Orthodontists, attending orthodontic conventions, trade shows and association meetings, visiting orthodontic graduate schools and advertising in professional journals. The Company also intends to continue to develop additional Orthodontic Centers with current Affiliated Orthodontists.

     Orthodontists who select the Company for affiliation are generally given their choice of markets in the United States in which to locate where the Company does not have another Orthodontic Center. The Company also performs market studies to determine the advantages of locating Orthodontic Centers in new markets.

     The average cost of developing a new Orthodontic Center is approximately $250,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender.

     Affiliation with Existing Orthodontic Practices. From January 1, 1985 to December 31, 1997, the Company acquired the assets of, and affiliated with, 217 existing orthodontic practices. The Company's Professional Development Department actively markets the Company to experienced orthodontists through referrals from Affiliated Orthodontists, attending orthodontic conventions, trade shows and association meetings and advertising in professional journals. Of these existing practices, approximately 82% generated less than $500,000 of patient revenue during the 12 months prior to their affiliation with the Company. Management believes that focusing on orthodontic practices of this size provides the Company with the opportunity to achieve higher revenue growth rates and lower acquisition costs, relative to larger practices. Existing practices that have affiliated with the Company have experienced increased average gross revenue and operating income following their affiliation. The Company frequently relocates existing practices to new facilities, including 31 since June 30, 1992. The Company intends to continue to relocate existing practices to new facilities and also intends to continue to evaluate additional potential affiliations.

     Traditional Orthodontic Practices. During 1997, the Company created a new division which focuses on affiliations with traditional, internally-marketed orthodontic practices that generate relatively large amounts of patient fees. At December 31, 1997, there were 13 Orthodontic Centers operating in the new division. Although the Company intends to continue to focus primarily on practices that advertise, management believes that affiliating with selected traditional practices will provide the Company with additional opportunities for growth. According to the 1997 JCO Study, most orthodontists practicing in the United States do not advertise through mass media. The Company has engaged the services of Dr. Ronald M. Roncone to assist the Company in developing this new division. Dr. Roncone operates an orthodontic practice in California and lectures extensively to other orthodontists on methods of expanding an orthodontic practice.

ORTHODONTIC CENTERS

     Location

     At December 31, 1997, there were 360 Orthodontic Centers located in 39 states. The following table sets forth information regarding these 360 Orthodontic Centers:


                                                NUMBER OF                                                          NUMBER OF
STATE               ADI'S (1)                    CENTERS             STATE              ADI'S (1)                   CENTERS
-----               ---------                   ---------            -----              --------                   --------
Alabama             Birmingham                      3               Missouri           Kansas City                     1
                    Huntsville                      2                                  St. Louis                       3
                    Montgomery                      1               Nevada             Reno                            2
Arkansas            Little Rock                     1               New Jersey         Atlantic City                   2
Arizona             Lake Havasu                     1                                  Vineland                        1
                    Phoenix                         8               New Mexico         Roswell                         2
                    Tucson                          2               New York           New York City/Long Island      13
California          Fresno                          2               North Carolina     Charlotte                       3
                    Palm Desert                     1                                  Greenville                      4
                    Sacramento                      3                                  Raleigh-Durham                  4
                    Salinas                         1                                  Winston-Salem                   4
                    San Diego                       9               North Dakota       Minot                           2
                    San Jose                        2               Ohio               Cincinnati                      3
Colorado            Colorado Springs                2                                  Cleveland                      10
                    Denver                          7                                  Columbus                        3
                    Fort Collins                    1                                  Dayton                          2
                    Grand Junction                  1                                  Toledo                          2
Connecticut         Hartford                        6                                  Youngstown                      2
Florida             Fort Lauderdale/Miami          11               Oklahoma           Oklahoma City                   4
                    Fort Myers                      2                                  Tulsa                           2
                    Gainesville                     3               Oregon             Bend                            3
                    Jacksonville                    4                                  Portland                        4
                    Orlando                         7               Pennsylvania       Harrisburg                      3
                    Panama City                     1                                  Johnstown/Altoona               3
                    Pensacola                       1                                  Philadelphia                   10
                    Tallahassee                     1                                  Pittsburgh                      2
                    Tampa                          10               Rhode Island       Providence                      3
                    West Palm Beach                 4               South Carolina     Charleston                      3
Georgia             Albany                          3                                  Columbia                        2
                    Atlanta                        11                                  Florence                        1
                    Augusta                         1                                  Greenville                      4
                    Columbus                        1               Tennessee          Chattanooga                     3
                    Savannah                        2                                  Johnson City/Bristol/Kingsport  3
Illinois            Chicago                         3                                  Knoxville                       2
                    Rockford                        1                                  Memphis                         1
Indiana             Indianapolis                    3                                  Nashville                       4
Kansas              Kansas City                     1               Texas              Austin                          6
Kentucky            Louisville                      3                                  Brownsville                     2
Louisiana           Alexandria                      1                                  Corpus Christi                  1
                    Baton Rouge                     1                                  Dallas/Ft. Worth                5
                    Lafayette                       1                                  El Paso                         2
                    Monroe                          1                                  Houston                         9
                    New Orleans                     9                                  Odessa                          1
                    Shreveport                      1                                  San Antonio                     3
Maine               Portland                        2                                  Victoria                        2
Maryland            Baltimore                       7                                  Waco                            3
                    Rockville/Washington. D.C.      6               Utah               Salt Lake City                  5
Massachusetts       Boston                          3               Virginia           Norfolk                         4
                    Springfield                     3                                  Richmond                        3
Michigan            Grand Rapids                    1                                  Arlington/Washington D.C.       4
                    Saginaw                         1               Washington         Seattle                         7
Minnesota           Minneapolis                     6               West Virginia      Wheeling                        3
Mississippi         Gulfport                        4               Wisconsin          Milwaukee                       2
                    Hattiesburg                     3                                                               ______
                    Jackson                         1                                  Total                         360
                    Meridian                        1                                                               ======
--------------------------

(1) "ADI" refers to an "area of dominant influence" (as defined by Arbitron Ratings Company) and is the broadcast coverage area of television and radio stations in a given market area. Certain Orthodontic Centers indicated as being located in a particular ADI are located in a state other than that shown for the ADI above.

     Design

     The Orthodontic Centers are generally located either in shopping centers or professional office buildings. Substantially all of the Orthodontic Centers include private treatment rooms and large patient waiting areas (rather than one large treatment area). This allows the Orthodontic Centers to locate in a broader range of office space than a traditional orthodontic practice. The Orthodontic Centers typically include up to six treatment rooms and range in size from approximately 2,000 square feet to 2,500 square feet.

     Of the 360 Orthodontic Centers at December 31, 1997, 357 were located in offices used only by the Affiliated Orthodontists and three were located in space shared with a general dentist. The Company intends to relocate these three Orthodontic Centers to free-standing locations as soon as practicable. In its development of additional Orthodontic Centers, the Company intends to establish only free-standing Orthodontic Centers and does not intend to share office space with general dentists.

     Staffing and Scheduling

     An Orthodontic Center is typically open from 8:30 a.m. to 6:30 p.m. for days on which patients are scheduled and at least one Saturday every month. In markets in which there are two or more Orthodontic Centers, each Orthodontic Center in that market is fully staffed only for days on which the Affiliated Orthodontist is scheduled to work, ranging from two to 20 days per month. Staff members dedicated to the Orthodontic Centers in that market, including the business personnel and the orthodontic assistants, rotate with the Affiliated Orthodontist among the Orthodontic Centers in the market. On all other days, the Orthodontic Center is staffed only with a receptionist who answers the telephone and books appointments.

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

     Payment Plan; Case Fees

     The Orthodontic Centers generally provide a payment plan recommended by the Company, which consists of no initial down payment, equal monthly payments of $98 per month during the term of the treatment and a final payment of $398 at the completion of treatment. At the initial treatment, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments, which averages 26 months. Payment is required from patients at the beginning of each monthly appointment.

     In the event the treatment period exceeds the period originally estimated by the orthodontist, the patient is not required to pay for the additional months of treatment. In the event the treatment is completed prior to the scheduled completion date, the patient is generally required to pay the remaining balance of the contract less a deduction (equal to 1.5% times the number of months remaining until the scheduled completion date times the total amount of the fee). If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for all services rendered to date pursuant to the contract. Patients may transfer to another Orthodontic Center for the completion of the treatments. In such an event, the patient would continue to pay the required monthly fees under the contract. Since 1991, approximately 1.3% of the Company's net revenue have proven to be uncollectible.

     The Orthodontic Centers do not accept payment by Medicare or Medicaid for services provided. Other payment plans with lower total payments by the patient are available for patients who have insurance coverage for treatment. During 1997, approximately 20% of the patients treated at the Orthodontic Centers had some form of insurance coverage and approximately 13.6% of the patient revenue of the Affiliated Orthodontists was paid by a third party payor. The portion of the fee not covered by insurance is the responsibility of the patient.

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

     Marketing and Advertising

     The Company markets and advertises the services of Orthodontic Centers through television, radio and print media advertising. The Company tailors such advertising to the particular local market. The names of the Orthodontic Center and the Affiliated Orthodontist are prominently featured in each advertisement. Advertising and direct marketing expenditures averaged approximately $65,230 per Affiliated Orthodontist in 1997 as compared to a national average of approximately $4,400 per orthodontist for traditional practices in 1996.

     During 1997, the Company initiated an advertising campaign using a celebrity spokesperson, with commercials featuring Brett Favre, quarterback of the NFL 1997 Super Bowl champion Green Bay Packers, aired in markets in which the Orthodontic Centers are located. The Company also began using an outside advertising agency for the production of broadcast advertisements and the purchase of advertising time and space (which had historically been done internally by the Company).

     The general public traditionally has had little information about orthodontic fees prior to consultation with an orthodontist. The advertising produced by the Company stresses an Orthodontic Center's affordable payment plan and that the Affiliated Orthodontists are specialists in the field of orthodontics (not general dentists practicing orthodontics). The advertisements also emphasize the importance of utilizing a specialist for orthodontic care and that the Orthodontic Centers are conveniently located in each market and operate for extended hours and on some weekend days to accommodate working parents. The advertisements include a toll free national 800 number which routes incoming calls to an Orthodontic Center located in the caller's area. The Orthodontic Centers typically receive increased inquires from prospective patients following a broadcast of the advertisements. Accordingly, the scheduling of television and radio advertisements is coordinated to achieve optimal use of advertisement expenditures with the level of advertising coordinated with available Orthodontic Center capacity to achieve desired new patient levels at a particular Orthodontic Center.

      The Company's Marketing Department is responsible for servicing the marketing needs of the Orthodontic Centers. Marketing managers within the Marketing Department design and implement a specific marketing and advertising program for the Orthodontic Centers located within an assigned geographic region. Marketing managers are also responsible for maintaining communication with the local Affiliated Orthodontists and staff in each Orthodontic Center regarding marketing effectiveness and trends in the particular market. Other members of the Company's Marketing Department are responsible for media relations, graphic design and marketing research relating to markets in which the Orthodontic Centers are or may be located.

     New Center Development and Construction

     Since 1985, the Company has developed 199 new Orthodontic Centers, including 186 since June 30, 1992. The Company has relocated 31 existing practices to new facilities since June 30, 1992. The Company's Construction and Leasing Department is responsible for locating and leasing suitable office space for new Orthodontic Centers in new markets and new locations within existing markets. The Construction and Leasing Department also coordinates construction of the interior of new Orthodontic Centers to accommodate the Company's proprietary office designs. The Construction and Leasing Department utilizes the services of a national network of contractors and real estate agents that regularly assist the Company in developing and constructing Orthodontic Centers.

     Training

     Affiliated Orthodontists receive initial training regarding the Company's operating systems at the Company's training offices in Orlando and Jacksonville, Florida and in Denver, Colorado to enable an Affiliated Orthodontist to take advantage of the efficiencies created by the Company's systems. The Company also employs training teams which travel to each new Orthodontic Center to train the Orthodontic Center's clinical and business staff with respect to the Company's operating systems. The Company's Training Department monitors the operations of each new Orthodontic Center during the first six months of its operations. In certain instances, follow-up visits by the training team are conducted six months following the opening of an Orthodontic Center to maintain operating efficiencies.

     Operations

     The Company's Operations Department is responsible for servicing the operational needs of the Orthodontic Centers. Operating managers within the Operations Department respond to various operational questions and requests from Orthodontic Centers located within an assigned geographic region, including those relating to inventory, supplies, equipment and office space. The Operations Department provides the Affiliated Orthodontist and staff of each Orthodontic Center with periodic reports regarding that Orthodontic Center's performance.

     The Company maintains an incentive-based compensation program for its employees which rewards employees based upon their performance and the operating results of the Orthodontic Centers, including increased collections and case starts and cost containment efforts.

     Financial and Statistical Reporting

     The Company provides Affiliated Orthodontists with management and financial information systems which improve Orthodontic Center efficiencies and provide cost savings for Orthodontic Center operations. These systems also maintain greater uniformity in the manner in which services are provided at the Orthodontic Centers. The Company utilizes information systems which track data related to the Orthodontic Centers' operations and financial performance. The Company monitors all expenditures on advertising and reallocates resources between markets where advertising expenditures need to be increased or decreased. The Company's systems also track new patient cases for each of the Orthodontic Centers to allow programs to be initiated to better ensure that new patient cases at the Orthodontic Centers are within projected levels. Billing and collection information is sent daily by the Orthodontic Centers to the Company for processing.

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

     Purchasing and Distribution

     Because of the number of Orthodontic Centers, the Company is able to make bulk purchases of equipment, office furniture, inventory and supplies in order to reduce per unit costs. The Company negotiates arrangements with suppliers that provide cost savings to each of the Orthodontic Centers. Inventory and supplies are purchased by the Company and distributed on a just-in-time basis to each Orthodontic Center, thereby limiting storage requirements for inventory and supplies.

MANAGEMENT INFORMATION SYSTEMS

     The Company's operations are supported by the Company's computer system, including patient scheduling, billing and collection, financial and statistical reporting, accounting, inventory control and purchasing. The Company is upgrading its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers and in order for the Company to continue to offer Affiliated Orthodontists efficient management services. The Company believes that this upgrade will adequately address computer systems issues relating to the year 2000.

AGREEMENTS WITH AFFILIATED ORTHODONTISTS

     The Company provides comprehensive management and marketing services to Affiliated Orthodontists pursuant to either a service agreement or, in limited circumstances, a consulting agreement. The selection of either the service agreement or consulting agreement structure is based upon regulatory provisions of the particular state in which an Orthodontic Center is located.

     Service Agreements

     Service agreements are between the Company and an Affiliated Orthodontist. Pursuant to the service agreement, the Company manages the business and marketing aspects of Orthodontic Centers, provides capital, facilities and equipment (including utilities, maintenance and rental), implements a marketing program, prepares budgets and financial statements, orders and purchases inventory and supplies, provides a patient scheduling system and staff, bills and collects patient fees, maintains files and records and arranges for certain legal and accounting services.

     Under a service agreement, the Affiliated Orthodontist pays the Company a fee equal to approximately 24% of new patient contract balances in the first month of treatment plus the balance ratably over the remainder of the patient contracts, less amounts retained by the Affiliated Orthodontists. In addition, a $25,000 annual fee is earned by the Company for 42 Orthodontic Centers with respect to which long-term service agreements were entered into with the Company in connection with the Company's October 1994 combination transaction (the "Combination Transaction"). Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred. The amounts retained by an Affiliated Orthodontist are dependent on its financial performance, based in significant part on the Affiliated Orthodontist's profitability on a cash basis, as provided in the service agreements.

     The service agreements are for terms ranging from 20 to 40 years. Upon expiration or termination by either party of a service agreement, the Affiliated Orthodontist generally must purchase certain of the related assets owned by the Company, including all equipment, improvements and intangible assets, for cash at the then current book value. The service agreements provide that following termination or expiration of the agreement, the Affiliated Orthodontist will not compete for a period of two years in an area in which the Affiliated Orthodontist operates an Orthodontic Center and will limit the methods of advertising in the area in which the Orthodontic Center is located.

     Consulting Agreements

     The terms of consulting agreements differ significantly from the terms of service agreements and will vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. In a limited number of states, the Company may provide only consulting services to orthodontists and may not manage an orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to the consulting services performed and is based on criteria such as the number of hours of operations of the applicable orthodontic centers.

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

     State Legislation

     The laws of many states prohibit orthodontists from splitting fees with non-orthodontists and prohibit non-orthodontic entities (such as the Company) from practicing dentistry, including orthodontics (which in certain states includes managing or operating an orthodontic office), and from employing orthodontists or, in certain circumstances, orthodontic assistants. The laws of some states prohibit advertising of orthodontic services under a trade or corporate name and require that all advertisements be in the name of the orthodontist. A number of states also regulate the content of advertisements of orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own or control equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Management believes, based on its familiarity with the operations of the Orthodontic Centers and the activities of the Affiliated Orthodontists, that the Company's current and planned activities do not violate these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing contractual relationships with the Affiliated Orthodontists or the operation of the Orthodontic Centers. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions.
In response to particular state regulatory provisions, the Company is required to utilize the consulting agreement structure in certain states. Management plans to use a form of one of its operating agreements in each of the states in which a development or acquisition proposal is pending.

     Regulatory Compliance

     The Company regularly monitors developments in laws and regulations relating to dentistry. The Company may be required to modify its agreements, operations and marketing from time to time in response to changes in the business and regulatory environment. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not have a material adverse effect on operations or profitability.

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

     There are other companies currently developing and managing orthodontic practices on a national basis. There are several companies pursuing similar strategies in other segments of the health care industry and companies with similar objectives and substantially greater financial resources may enter the Company's markets and compete with the Company.

EMPLOYEES

     At December 31, 1997, the Company employed 1,721 persons, including 1,385 full-time employees and 89 employees in the Company's corporate offices. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good. The Affiliated Orthodontists are not employed by the Company.

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

EXECUTIVE OFFICERS OF THE COMPANY

     For information regarding the executive officers of the Company, see "Item
10.  Directors and Executive Officers of the Registrant" in this Report.

ITEM 2.  PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock ("Common Stock") is listed on the New York Stock Exchange under the symbol "OCA." The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the Common Stock, as reported on the Nasdaq Stock Market National Market, on which the Common Stock was quoted through October 19, 1997, and on the New York Stock Exchange beginning October 20, 1997.


                                            HIGH(1)        LOW(1)
1995
----
First Quarter                              $ 4 25/32    $ 2 29/32
Second Quarter                               6 3/8        3 7/8
Third Quarter                                8 3/16       5 15/16
Fourth Quarter                              12 1/16       7

1996
----
First Quarter                              $15 5/8      $10 3/8
Second Quarter                              20 3/4       12 5/8
Third Quarter                               22 5/8       11 3/8
Fourth Quarter                              21 3/8       11

1997
----
First Quarter                              $18 3/8      $13 1/4
Second Quarter                              17 7/8       11
Third Quarter                               20           16 1/4
Fourth Quarter                              20 1/4       15 9/16

1998
----
First Quarter (through March 25, 1998)     $23 1/4      $15

-----------
(1) All share prices have been adjusted to reflect two two-for-one stock splits of the Common Stock effected in the form of a 100% stock dividend as of December 29, 1995 and September 5, 1996, respectively.

     At March 25, 1998, the last reported sale price of the Common Stock was $21 1/4 per share, and the number of holders of record of the Common Stock was approximately 263.

     The Company has never declared or paid cash dividends on the Common Stock. The Company expects that any future earning will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors. The Company's $5.0 million revolving line of credit with First Union National Bank limits the ability of the Company to pay dividends from other than current year earnings, and additional financial covenants contained in such line of credit, including the requirement to maintain a minimum tangible net worth of not less than $8.2 million, may limit the amount or payment of dividends.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth selected financial and operating data of the Company. The selected financial data in the table is derived from the Company's consolidated financial statements. The data presented below should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                                                     YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------------
                                                                      1993           1994        1995      1996      1997
                                                                      ----           ----        ----      ----      ----
                                                                              (in thousands, except per share data)
STATEMENT OF INCOME DATA:
 Net revenue                                                           $18,807    $25,357       $41,556  $ 71,273  $117,326
 Direct expenses:
  Employee costs                                                         4,835      6,842        11,784    19,895    33,429
  Orthodontic supplies                                                   1,528      1,908         3,167     5,428     8,789
  Rent                                                                   1,586      2,050         3,504     6,114    10,299
  Marketing and advertising                                              1,239      2,147         4,323     6,644     9,855
                                                                       -------    -------       -------   -------   -------
    Total direct expenses                                                9,188     12,947        22,778    38,081    62,372
 General and administrative                                              1,869      2,730         5,108     8,703    13,356
 Depreciation and amortization                                           1,089        920         1,448     2,814     5,640
                                                                       -------    -------       -------   -------   -------
 Operating profit                                                        6,661      8,760        12,222    21,675    35,958
 Interest (expense) income, net                                           (224)      (266)        1,995     1,935     1,143
 Nonrecurring litigation expense                                            --     (3,750)(1)        --        --        --
                                                                       -------    -------       -------   -------   -------
 Income before income taxes                                              6,437      4,744        14,217    23,610    37,101
 Provision for income taxes(2)                                             331      2,715(3)      5,182     9,208    14,469
                                                                       -------    -------       -------   -------   -------
 Net income                                                            $ 6,106    $ 2,029       $ 9,035  $ 14,402  $ 22,632
                                                                       =======    =======       =======  ========  ========
 Net income per share(4)                                                                        $   .23  $    .33  $    .50
                                                                                                =======  ========  ========
 Weighted average shares(4)                                                                      39,094    43,708    45,414
                                                                                                =======  ========  ========

OPERATING DATA:
 Number of Orthodontic Centers (5)                                          55         75           145       247       360
 Comparable Orthodontic Center net revenue growth (6)
                                                                          17.7%      20.6%         16.7%     22.2%     20.0%
 Comparable mature Orthodontic Center net revenue growth (7)              12.1%      13.0%         11.0%     10.5%     10.1%
 Total case starts                                                      13,051     16,725        28,742    44,910    70,611
 Patient contract balances of Affiliated Orthodontists (5)(8):
 Net receivables for services performed (9)                            $ 6,693    $ 9,247       $13,758  $ 23,181  $ 41,713
  For services to be performed                                          23,338     30,702        58,418    92,548   139,492
                                                                       -------    -------       -------   -------   -------
    Total patient contract balances                                    $30,031    $39,949       $72,176  $115,729  $181,205
                                                                       =======    =======       =======  ========  ========

                                                                                            DECEMBER 31,
                                                                     ----------------------------------------------------
                                                                      1993           1994        1995      1996      1997
                                                                      ----           ----        ----      ----      ----
                                                                                          (in thousands)
BALANCE SHEET DATA:
  Cash and cash equivalents                                            $ 1,467    $17,108       $18,779  $ 11,827  $  9,865
  Working capital                                                        5,893     20,896        43,778    40,219    68,243
  Total assets                                                          12,470     37,491        92,573   145,099   228,975
  Total debt                                                             2,354      4,968         4,490     3,397    10,393
  Total equity                                                           7,602     25,735        77,313   114,887   190,740
---------------

(1) Nonrecurring charge incurred in connection with settlement of litigation unrelated to the operating activities of the Company's predecessor entities and therefore excluded from operating profit.

(2) Prior to October 18, 1994, substantially all of the Company's predecessor entities were S corporations, general partnerships or limited liability companies and their taxable income was taxed directly to their respective stockholders, partners or members during such periods.

(3) Includes a one-time, non-cash charge of $2,606,000 for deferred income taxes relating to the difference between the tax basis and the basis for financial reporting purposes of assets and liabilities of the Company's predecessor entities acquired by the Company in connection with the Combination Transaction.

(4) In 1997, the Company adopted FASB No. 128, Earnings per Share. The adoption had no impact on current year or previously reported earnings per share amounts. Amounts represent the dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. Basic earnings, per share for the year ended December 31, 1997 was $0.51 based upon weighted average shares outstanding of approximately 44,576,000, for the year ended December 31, 1996 was $0.34 based upon weighted average shares outstanding of approximately 42,388,000 and for the year ended December 31, 1995 was $0.24 based upon weighted average shares outstanding of approximately 38,235,000.

(5)  Presented as of the end of the period.

(6) Represents the growth in net revenue by Orthodontic Centers which were affiliated with the Company throughout each of the two periods being compared. The amount of such growth has been significantly affected by the number of newly-opened Orthodontic Centers included in the computation, because newly-opened Orthodontic Centers have experienced significant growth during their first 26 months of operations. The average term of a patient contract is approximately 26 months, and Orthodontic Centers typically reach maturity as patients are added during the first 26 months of operations. There were 28 such comparable Orthodontic Centers in 1993, 46 in 1994, 53 in 1995, 75 in 1996 and 130 in 1997. See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations-General." The comparable Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had occurred as of January 1, 1993. If comparable Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had not occurred, the comparable Orthodontic Center net revenue growth for such period would have been 22.7%.

(7) Represents the growth in net revenue by Orthodontic Centers which has been affiliated with the Company at least 26 months throughout each of the two periods being compared. There were 18 such comparable mature Orthodontic Centers in 1993, 28 in 1994, 43 in 1995, 52 in 1996 and 67 in 1997. See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations-General." The comparable mature Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had occurred as of January 1, 1993. If comparable mature Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had not occurred, the comparable mature Orthodontic Center net revenue growth for such period would have been 13.8%.

(8) The average remaining life of the patient contracts at December 31, 1997 was approximately 16 months.

(9) Net of allowance for uncollectible amounts and patient prepayments; such receivables are assigned by the Affiliated Orthodontists to the Company in payment of its service fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:


                                                               Year ended December 31,
                                                1990  1991   1992   1993   1994   1995   1996   1997
                                                ----  ----   ----   ----   ----   ----   ----   ----
Number of centers at beginning of period          11    18     31     47     55     75    145    247
Number of centers developed during period          4     9      5      4     22     44     53     58
Number of centers acquired during period           3     5     17      5      1     29     68     78
Number of centers consolidated during period      --    (1)    (6)    (1)    (3)    (3)   (19)   (23)
                                                ----  ----   ----   ----   ----   ----   ----   ----
Number of centers at end of period                18    31     47     55     75    145    247    360
                                                ====  ====   ====   ====   ====   ====   ====   ====

     Of the 360 Orthodontic Centers at December 31, 1997, 199 were developed by the Company, 217 were existing orthodontic practices the assets of which were acquired by the Company and 56 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly-recruited Affiliated Orthodontists and acquiring the assets of, and affiliating with, existing practices.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At December 31, 1997, 245 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

     The Company earns its revenue from long-term service or consulting agreements entered into with Affiliated Orthodontists. Pursuant to the service agreements, during each month during the term of the service agreement, the Company earns a fee equal to approximately 24% of the aggregate amount of all new patient contracts entered into during that particular month, plus the aggregate of the allocated monthly balance amount of all patient contracts entered into in prior months, less amounts retained by the Affiliated Orthodontists. The remaining contract balances are allocated equally over the remaining months during the terms of the patient contracts, which average 26 months. Since 1991, approximately 1.3% of the Company's annual net revenue has been uncollectible.

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating $4.0 million for the year ended December 31, 1997. In addition, a $25,000 annual fee is earned by the Company for 42 Orthodontic Centers with respect to which long-term service agreements were entered into with the Company in the Combination Transaction.

     The terms of consulting agreements differ significantly from the terms of service agreements and vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. In a limited number of states, the Company may provide only consulting services to orthodontists and may not manage an orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to compensation for the specific consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

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

     Employee costs consist of wages, salaries and benefits paid to all employees of the Company, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of provision for losses on patient contracts and receivables, professional service fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees and printing and shipping expense.

     Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers generally implemented a price increase for new patients from $89 per month to $98 per month with an increase in the final payment from $366 to $398.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of net revenue represented by certain items in the Company's consolidated statements of income.


                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------
                                                    1995   1996    1997
                                                  ------- ------ ------
Net revenue                                        100.0%  100.0%  100.0%
Direct expenses:
  Employee costs                                    28.4    27.9    28.5
  Orthodontic supplies                               7.6     7.6     7.5
  Rent                                               8.4     8.6     8.8
  Marketing and advertising                         10.4     9.3     8.4
                                                   -----   -----   -----
    Total direct expenses                           54.8    53.4    53.2
General and administrative                          12.3    12.2    11.4
Depreciation and amortization                        3.5     4.0     4.8
                                                   -----   -----   -----
Operating profit                                    29.4    30.4    30.6
Interest income, net                                 4.8     2.7     1.0
                                                   -----   -----   -----
Income before income taxes                          34.2    33.1    31.6
Provision for income taxes                          12.5    12.9    12.3
                                                   -----   -----   -----
Net income                                          21.7%   20.2%   19.3%
                                                   =====   =====   =====

     1997 Compared to 1996

     Net Revenue. Net revenue increased $46.0 million or 64.6% to $117.3 million for 1997 from $71.3 million for 1996. Approximately, $30.9 million of this increase was attributable to the 233 (net of consolidations) Orthodontic Centers opened since January 1, 1996, approximately $11.1 million to the growth in net revenue of the 127 Orthodontic Centers open throughout both periods with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 130,000 at December 31, 1997 from approximately 83,000 at December 31, 1996.

     Employee Costs. Employee costs increased $13.5 million or 68.0% to $33.4 million for 1997 from $19.9 million for 1996. As a percentage of net revenue, employee costs increased to 28.5% for 1997 from 27.9% for 1996. The increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of Orthodontic Centers and the recent increase in affiliations with existing orthodontic practices. These orthodontic practices have tended to have higher employee cost percentages than a typical Orthodontic Center and have taken approximately one year to completely convert to the Company's operating systems.

     Orthodontic Supplies. Orthodontic supplies expense increased $3.4 million or 61.9% to $8.8 million for 1997 from $5.4 million for 1996. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.5% for 1997 from 7.6% for 1996. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     Rent. Rent expense increased $4.2 million or 68.4% to $10.3 million for 1997 from $6.1 million for 1996. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after 1996. As a percentage of net revenue, rent expense increased to 8.8% for 1997 from 8.6% for 1996. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     Marketing and Advertising. Marketing and advertising expense increased $3.3 million or 48.3% to $9.9 million for 1997 from $6.6 million for 1996. The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1996. As a percentage of net revenue, however, marketing and advertising expense decreased to 8.4% for 1997 from 9.3% for 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     General and Administrative. General and administrative expense increased $4.7 million or 53.5% to $13.4 million for 1997 from $8.7 million for 1996. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after 1996. As a percentage of net revenue, however, general and administrative expense decreased to 11.4% for 1997 from 12.2% for 1996. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for 58 Orthodontic Centers developed after 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million or 100.5% to $5.6 million for 1997 from $2.8 million for 1996. As a percentage of net revenue, depreciation and amortization expense increased to 4.8% for 1997 from 4.0% for 1996. The increase in this expense is a result of an increase in fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after 1996.

     Operating Profit. Operating profit increased $14.3 million or 65.9% to $36.0 million for 1997 from $21.7 million for 1996. As a percentage of net revenue, operating profit increased to 30.6% for 1997 from 30.4% for 1996 as a result of the factors discussed above.

     Interest. Net interest income decreased $800,000 or 40.9% to $1.1 million for 1997 from $1.9 million for 1996. The decrease in net interest income resulted from a decrease in the Company's average investment balance.

     Provision for Income Taxes. Provision for income taxes increased $5.3 million or 57.1% to $14.5 million for 1997 from $9.2 million for 1996. The Company's effective income tax rate was 39.0% for both 1997 and 1996.

     Net Income. Net income increased $8.2 million or 57.1% to $22.6 million for 1997 from $14.4 million for 1996. As a percentage of net revenue, net income decreased to 19.3% for 1997 from 20.2% for 1996 as a result of the factors discussed above.

     1996 Compared to 1995

     Net Revenue. Net revenue increased $29.7 million or 71.5% to $71.3 million for 1996 from $41.6 million for 1995. Approximately $6.9 million of this increase was attributable to the growth in net revenue of the 74 Orthodontic Centers open throughout both periods, $12.1 million was attributable to the 57 Orthodontic Centers (net of consolidations) opened during 1995, $11.0 million was attributable to the 116 Orthodontic Centers opened during 1996 and approximately $546,000 was attributable to the Affiliated Orthodontists' share of the operating losses of newly-developed Orthodontic Centers, which amounts were advanced by the Company. The remaining difference resulted primarily from the fact that revenue recognized from the sale of ownership interests in Orthodontic Centers obtained by the Company in the Combination Transaction was lower in 1996 than in 1995. The number of patient contracts increased to approximately 83,000 at December 31, 1996 from approximately 53,000 at December 31, 1995.

     Employee Costs. Employee costs increased $8.1 million or 68.8% to $19.9 million for 1996 from $11.8 million for 1995. This increase was caused by an increase in the number of patient contracts, which resulted in additional employee time required to service these contracts. As a percentage of net revenue, however, employee costs decreased to 27.9% for 1996 from 28.4% for 1995. The decrease in employee costs as a percentage of net revenue resulted from increased efficiency in scheduling and monitoring employee productivity for all patient days.

     Orthodontic Supplies. Orthodontic supplies expense increased $2.2 million or 71.4% to $5.4 million for 1996 from $3.2 million for 1995. As a percentage of net revenue, orthodontic supplies remained constant at 7.6% during 1996 and 1995. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     Rent. Rent expense increased $2.6 million or 74.5% to $6.1 million for 1996 from $3.5 million for 1995. As a percentage of net revenue, rent expense increased to 8.6% for 1996 from 8.4% for 1995. The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     Marketing and Advertising. Marketing and advertising expense increased $2.3 million or 53.7% to $6.6 million for 1996 from $4.3 million for 1995. The increase in this expense resulted primarily from the addition of Orthodontic Centers in new advertising markets after December 31, 1995. As a percentage of net revenue, however, marketing and advertising decreased to 9.3% for 1996 from 10.4% for 1995. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     General and Administrative. General and administrative expense increased $3.6 million or 70.4% to $8.7 million for 1996 from $5.1 million for 1995. This increase resulted from the increase in Orthodontic Centers. As a percentage of net revenue, however, general and administrative expense decreased to 12.2% for 1996 from 12.3% for 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million or 94.3% to $52.8 million for 1996 from $1.4 million for 1995. As a percentage of net revenue, depreciation and amortization increased to 4.0% for 1996 from 3.5% for 1995. The increase in this expense is a result of the fixed assets acquired for Orthodontic Centers developed or relocated after December 31, 1995 and amortization of service agreements acquired during 1996.

     Operating Profit. Operating profit increased $9.5 million or 77.3% to $21.7 million for 1996 from $12.2 million for 1995. As a percentage of net revenue, operating profit increased to 30.4% for 1996 from 29.4% for 1995, as a result of the factors discussed above.

     Interest. Net interest income decreased $100,000 or 3.1% to $1.9 million for 1996 from $2.0 million for 1995. The decrease resulted from a decrease in the Company's average investment balances.

     Provision for Income Taxes. Provision for income taxes increased $4.0 million or 77.7% to $9.2 million for 1996 from $5.2 million for 1995. The Company's effective tax rate increased to 39.0% for 1996 from 36.4% for 1995 to reflect the Company's higher income tax bracket for federal purposes and the Company's blended state tax rate.

     Net Income. Net income increased $5.4 million or 59.4% to $14.4 million for 1996 from $9.0 million for 1995. As a percentage of net revenue, net income decreased to 20.2% for 1996 from 21.7% for 1995 as a result of the factors discussed above.

QUARTERLY OPERATING RESULTS

     The following table sets forth certain unaudited quarterly operating information of the Company for 1996 and 1997. The Company believes that the following information includes all of the adjustments, consisting of normal recurring accruals and adjustments necessary to convert cash basis accounting records of the Company to an accrual basis, considered necessary for a fair presentation of the Company's consolidated financial position and its consolidated results of operations for these periods in accordance with generally accepted accounting principles. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.


                                                        Quarters Ended
                        ---------------------------------------------------------------------------
                                         1996                                  1997
                        --------------------------------------  -----------------------------------
                          Mar. 31   June 30  Sept. 30  Dec. 31  Mar. 31  June 30  Sept. 30  Dec. 31
                          -------   -------  --------  -------  -------  -------  --------  -------
                                                    (in thousands)
Net revenue                $13,719  $15,517   $18,881  $23,156  $24,899  $27,480   $31,439  $33,508
Operating profit             3,914    4,592     6,185    6,984    7,467    8,530     9,516   10,445
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

     Net cash provided by operations for the years ended December 31, 1995, 1996 and 1997 was $4.0 million, $6.8 million and $9.0 million, respectively. The Company's working capital at December 31, 1996 and December 31, 1997 was $40.2 million and $68.2 million, respectively, including cash and cash equivalents of $11.8 million and $9.9 million, respectively. The Company completed a public offering of 2,600,000 shares of Common Stock in November 1997, which resulted in net proceeds to the Company of approximately $37.9 million, after payment of offering expenses.

     Unbilled patient receivables (which represent patient revenue earned under patient contracts in excess of the amount billed under such patient contracts) increased from $18.4 million at December 31, 1996 to $32.0 million at December 31, 1997, with this increase consistent with the increase in the number of patient contracts and price changes.

     Net cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was $42.4 million, $13.2 million and $51.2 million, respectively.

     The Company's capital expenditures consist primarily of the costs associated with the development of additional Orthodontic Centers. The average cost of developing a new Orthodontic Center is approximately $250,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. These costs are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing for their share of such costs through the Company's primary lender. The Company provides the lender a guaranty of these loans. The Company has generally discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a five-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which generally occurs approximately 12 months after an Orthodontic Center commences operations). At December 31, 1997, approximately $5.2 million in such advances was outstanding. The Company intends to continue to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company intends to fund such advances and any continued financing through a combination of bank borrowings, cash from operations and the remaining net proceeds from the Company's prior public offerings.

     Of the 360 Orthodontic Centers at December 31, 1997, 217 were acquired through the acquisition of the assets of, and the affiliation with, existing orthodontic practices. During 1997, the Company acquired the assets of, and affiliated with, 52 existing orthodontic practices operating at 72 locations (net of consolidations) at a cost of approximately $49.5 million, consisting of an aggregate principal amount of $13.7 million of promissory notes issued by the Company and an aggregate of 779,000 shares of Common Stock, with the remainder being paid in cash. Outstanding indebtedness at December 31, 1997 under promissory notes issued by the Company to Affiliated Orthodontists to acquire the assets of existing orthodontic practices was approximately $10.4 million, with maturities ranging from one to three years and interest rates ranging from 8.0% to 10.0% per annum.

     The Company's financing activities included the repayment of notes to banks and Affiliated Orthodontists of $1.2 million, $1.2 million and $3.0 million for the years ended December 31, 1995, 1996 and 1997, respectively, and the proceeds of $41.3 million, $693,000 and $38.3 million from the issuance of Common Stock during the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company's revolving line of credit with First Union National Bank, which was entered into on October 18, 1994, provides an aggregate of $5.0 million for general working capital needs and expansion of the number of Orthodontic Centers. The revolving line of credit bears interest at 0.5% per annum above the prime rate of First Union National Bank and amounts borrowed are secured by a security interest in all of the Company's assets, including its accounts receivable and equipment. and are to be repaid over a period of four years. At December 31, 1997, there were no amounts outstanding under the revolving line of credit.

     The Company expects that future cash requirements will principally be for developing additional Orthodontic Centers, acquiring assets from and affiliating with additional Affiliated Orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. The Company's cash needs could significantly change depending upon the Company's ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. Based upon the Company's anticipated capital needs for the next 12 months, management believes that the combination of the net proceeds to the Company from its November 1997 public offering, funds available under the Company's revolving line of credit, cash flow from operations, and the proceeds remaining from the Company's prior public offerings will be sufficient to meet the Company's funding requirements for the next 12 months.


YEAR 2000

     Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures. The Company's business depends in part upon its ability to store, retrieve, process and manage significant databases, and periodically, to expand and upgrade its information processing capabilities. The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company is upgrading its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers and in order for the Company to continue to offer Affiliated Orthodontists efficient management services. The Company believes that this upgrade will adequately address computer systems issues relating to the year 2000, and is developing a plan to resolve the issue. The Company expects its Year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expenses of the Year 2000 project are not expected to have a material effect on the Company's financial position or results of operations.

     The Year 2000 issue may affect the systems of various entities with which the Company interacts, including the Company's suppliers, and the Company is coordinating its efforts to address the Year 2000 issue with those entities. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.


RISK FACTORS

     This Report contains forward-looking statements, including statements regarding development and acquisition of additional Orthodontic Centers and affiliation with additional Affiliated Orthodontists, that could be affected by a number of risks and uncertainties, including those described below, which could cause the Company's actual results to differ materially from those anticipated, estimated or projected.

     Risks Associated with Expansion. Since its inception in 1985, the Company has expanded to managing 360 Orthodontic Centers at December 31, 1997 and expects to continue to add additional Orthodontic Centers. The success of the Company's expansion strategy will depend on a number of factors, including (i) the Company's ability to affiliate with orthodontists to open new Orthodontic Centers, the availability of suitable markets and the Company's ability to obtain good locations within those markets; (ii) the Company's ability to identify and affiliate with existing orthodontic practices and to integrate such practices into the Company's existing operations; (iii) the availability of adequate financing to fund the Company's expansion strategy; (iv) regulatory constraints; and (v) the ability of the Company to effectively manage additional Orthodontic Centers. A shortage of available orthodontists with the skills required by the Company would have a material adverse effect on the Company's expansion opportunities. There can be no assurance that the Company's expansion strategy will continue to be successful or that modifications to the Company's strategy will not be required.

     Government Regulation. The orthodontic industry and orthodontic practices are regulated extensively at the state and federal levels. The Company does not control the practice of orthodontics by the Affiliated Orthodontists or their compliance with the regulatory requirements directly applicable to orthodontists and their practices. The laws of many states prohibit non-orthodontic entities (such as the Company) from practicing orthodontics (which in certain states includes managing or operating an orthodontic office), splitting professional fees with orthodontists, owning or controlling the assets of an orthodontic practice, employing orthodontists, maintaining an orthodontist's patient records or controlling the content of an orthodontist's advertising. The laws of many states also prohibit orthodontists from paying any portion of fees received for orthodontic services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by an orthodontist to other staff members. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. Congress and certain state legislatures often consider various types of health care reform, including comprehensive revisions to the current health care system which could have a material adverse effect on the Company's financial position and results of operations. There can be no assurance that any review of the Company's business relationships by courts or other regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the regulatory environment will not change to restrict the Company's existing or future operations. There can be no assurance that the legality of the Company's long-term service and consulting agreements will not be successfully challenged or that enforceability of the provisions thereof will not be limited. The laws and regulations of certain states in which the Company may seek to expand may require the Company to change its contractual relationship with orthodontists in a manner that may restrict the Company's operations in those states or may prevent the Company from acquiring the assets of or managing orthodontists' practices in those states. Further, there can be no assurance that the laws and regulations of states in which the Company currently maintains operations will not change or be interpreted in the future to either restrict or adversely affect the Company's relationships with orthodontists in those states.

     Dependence on Affiliated Orthodontists. The Company receives fees for services provided to orthodontic practices under service and consulting agreements, but does not employ orthodontists or control the practices of the Affiliated Orthodontists. The Company's revenue is dependent on revenue generated by the Affiliated Orthodontists, who are essential to the Company's success. The long-term agreements with Affiliated Orthodontists are for terms ranging from 20 to 40 years and may be terminated by either party for "cause," which includes a material default by or bankruptcy of the other party. Changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower payment levels for the services of the Affiliated Orthodontists. Any material loss of revenue by the Affiliated Orthodontists would have a material adverse effect on the Company's financial position and results of operations.

     Competition. The business of providing orthodontic services is highly competitive in each market in which an Orthodontic Center operates. Each Affiliated Orthodontist faces competition from other orthodontists and general dentists in the communities served, many of whom have more established practices in the market. Other companies are pursuing a strategy similar to that of the Company in developing and managing orthodontic practices throughout the United States. Companies with similar objectives and greater access to financial resources may enter the Company's markets and compete with the Company, which could limit the ability of, and increase the amount paid by, the Company to affiliate with additional orthodontists.

     Risk of Providing Orthodontic Services. The Orthodontic Centers provide orthodontic services to the public and are exposed to the risk of professional liability and other claims. Such claims, if successful, could result in substantial damage awards to the claimants which could exceed the limits of any applicable insurance coverage. The Company does not control the practice of orthodontics by the Affiliated Orthodontists or their compliance with the regulatory and other requirements directly applicable to orthodontists and their practices. Each Affiliated Orthodontist has undertaken, however, to comply with all applicable regulations and requirements, and the Company is indemnified under its long-term agreements for claims against the Affiliated Orthodontists. The Company maintains liability insurance for itself and is generally named as an additional insured party under the liability insurance policy required to be maintained by each Affiliated Orthodontist. However, a successful malpractice claim against the Company or an Affiliated Orthodontist could have a material adverse effect on the Company's financial position and results of operations.

     Risks Associated with Intangible Assets. As a result of the Company's various acquisitions of assets or capital stock of, and affiliations with, Affiliated Orthodontists, intangible assets (net of accumulated amortization) of approximately $100.1 million, were recorded on the Company's balance sheet at December 31, 1997. There can be no assurance that the value of such intangible assets will be realized by the Company. The Company expects to engage in additional transactions that will result in the recognition of intangible assets and additional amortization expense. A portion of the amortization generated by these intangible assets is not deductible for tax purposes. The Company's policy is to evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of such intangible assets may no longer be recoverable, in which case an additional charge to earnings would become necessary. Although the Company's net unamortized balance of intangible assets acquired and anticipated to be acquired was not considered to be impaired as of December 31, 1997, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The success of the Company is dependent upon the continued services of the Company's senior management, particularly its Chairman of the Board and Chief Executive Officer, Dr. Gasper Lazzara, Jr., its Chief Financial Officer, Bartholomew F. Palmisano, Sr., its President, Geoffrey
L. Faux, and its Chief Operating Officer, Michael C. Johnsen. The loss of the services of any of these individuals could have a material adverse effect on the Company's financial position and results of operations. The Company's success also depends on its ability to attract and retain other highly qualified managerial personnel.

     Control by Principal Stockholders. At December 31, 1997, Dr. Lazzara and Mr. Palmisano, collectively, beneficially owned approximately 16.3% of the Company's outstanding shares of Common Stock. As a result of their holdings, Dr. Lazzara and Mr. Palmisano together have a disproportionate ability to affect the election of the members of the Board of Directors of the Company and thereby substantially control the affairs and management of the Company and all matters requiring stockholder approval. Such control could adversely affect the market price of the Common Stock.

     Certain Anti-Takeover Provisions.   Certain provisions of the Company's
Restated Certificate of Incorporation, Bylaws and Delaware law may make a change in control of the Company more difficult to effect, even if a change in control were in the stockholders' interest. These provisions include certain supermajority vote requirements contained in the Company's Restated Certificate of Incorporation and Bylaws. In addition, the Company's Restated Certificate of Incorporation allows the Board of Directors to determine the terms of preferred stock which may be issued by the Company without approval of the holders of the Common Stock, and thereby enables the Board of Directors to prevent changes in the management and control of the Company. The Board of Directors is divided into three classes of directors elected for staggered three-year terms. Such staggered terms may affect the ability of the holders of the Common Stock to effect a change in control of the Company.

     Antitrust. The Company is subject to a range of antitrust laws that prohibit anticompetitive conduct, including price fixing, concerted refusals to deal and divisions of markets. Among other ramifications, these laws may limit the ability of the Company to enter into service or consulting agreements with separate orthodontists who compete with one another in the same geographic market.

     Possible Volatility of Stock Price. The market price of the Common Stock could be subject to significant fluctuations in response to variations in financial results or announcements of material events by the Company or its competitors. Regulatory changes, developments in the health care industry or changes in general conditions in the economy or the financial markets could also adversely affect the market price of the Common Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1998.

     The following table sets forth certain information with respect to the executive officers of the Company:

    NAME                                   AGE  POSITIONS WITH THE COMPANY
    ----                                   ---  --------------------------
    Dr. Gasper Lazzara, Jr.                 55  Chairman of the Board, Chief Executive Officer, Director
    Bartholomew F. Palmisano, Sr...         51  Chief Financial Officer, Senior Vice President, Secretary, Treasurer, Director
    Geoffrey L. Faux...............         42  President, Director
    Michael C. Johnsen.............         45  Chief Operating Officer, Director
    Paul J. Spansel................         37  Vice President of Financial Scheduling
    Anthony J. Paternostro.........         39  Vice President of Insurance Services

     DR. GASPER LAZZARA, JR. Dr. Lazzara has served as Chairman of the Board, Chief Executive Officer and a director of the Company since its inception in July 1994, and he served as President of the Company from July 1994 to June 1997. From 1989 to 1994, Dr. Lazzara served as president or managing partner of certain of the Company's predecessor entities. He is a licensed orthodontist and, prior to founding the Company, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and is a Diplomat of the American Board of Orthodontists.

     BARTHOLOMEW F. PALMISANO, SR. Mr. Palmisano has served as Chief Financial Officer, Senior Vice President, Secretary, Treasurer and a director of the Company since its inception in July 1994. From 1989 to 1994, Mr. Palmisano served as the chief financial officer of certain of the Company's predecessor entities. Mr. Palmisano is a licensed certified public accountant and attorney.

     GEOFFREY L. FAUX. Mr. Faux has served as President of the Company since June 1997, and as a director of the Company since December 1996. Mr. Faux served as Executive Vice President and Chief Administrative Officer of the Company from September 1996 to June 1997. From 1992 to September 1996, Mr. Faux served as Director, Investment Banking Group for Prudential Securities Incorporated.

     MICHAEL C. JOHNSEN. Mr. Johnsen has served as Chief Operating Officer of the Company since June 1997, and as a director of the Company since 1994. Mr. Johnsen served as Vice President of Operations of the Company from its inception in July 1994 to June 1997. From 1988 to 1994, Mr. Johnsen served as Vice President of Operations of certain of the Company's predecessor entities. Mr. Johnsen is Dr. Lazzara's brother-in-law.

     PAUL J. SPANSEL. Mr. Spansel has served Vice President of Financial Scheduling of the Company since February 1998. He served as Executive Vice President and Chief Administrative Officer of the Company from July 1997 through February 1998. Mr. Spansel served as Operating Officer of the Company from 1994 to July 1997. He was previously employed by Texaco, Inc. where he worked in various capacities over a 14 year period.

     ANTHONY J. PATERNOSTRO. Mr. Paternostro has served as Vice President of Insurance Services of the Company since April 1997 and has been employed with the Company since June 1996. From 1991 to 1996, Mr. Paternostro served as Director of Design Services for Pilot Corporation, a national fuel retailer.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1998. The sections captioned "Comparative Performance Graph" and "Compensation Committee Report on Executive Compensation" included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial stockholders and management of the Company is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions with respect to the Company is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1998.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

The following consolidated financial statements of the Company are included in Appendix A hereto.

     (1)   FINANCIAL STATEMENTS:

           Report of Independent Auditors..................................  A-1

           Consolidated Balance Sheets - December 31, 1997 and 1996........  A-2

           Consolidated Statements of Income - Years Ended
           December 31, 1997, 1996 and 1995................................  A-4

           Consolidated Statements of Shareholders' Equity - Years Ended
           December 31, 1997, 1996 and 1995................................  A-5

           Consolidated Statements of Cash Flows - Years Ended
           December 31, 1997, 1996 and 1995................................  A-6

           Notes to Consolidated Financial Statements - December 31, 1997..  A-7

     (2)   FINANCIAL STATEMENT SCHEDULE:


     All schedules are omitted, because they are not applicable or not required, or because the required information is included in the Company's consolidated financial statements or notes thereto.

     (3)   EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
-------     ------------------------
   3.1  --  Bylaws of the Registrant (1)
   3.2  --  Restated Certificate of Incorporation of the Registrant (1)
   4.1  --  Specimen Stock Certificate (1)
   9.1  --  Voting Trust Agreement, dated as of October 18, 1994, between John
            R. Anderson, D.D.S., P.A., Neal A. Stubbs, D.D.S., P.A., and Gasper
            Lazzara, Jr., D.D.S. (1)
  10.1  --  Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
  10.2  --  Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
  10.3  --  Form of Consulting Agreement (1)
  10.4  --  Employment Agreement between the Registrant and Gasper Lazzara, Jr.,
            D.D.S.(1)
  10.5  --  Employment Agreement between the Registrant and Bartholomew F.
            Palmisano, Sr.(1)
  10.6  --  Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (1)
  10.7  --  Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option
            Plan for Non-Employee Directors (1)

  10.8 -- First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (1)
  10.9 -- Settlement and Purchase Agreement, dated as of October 10, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S., P.A., Gasper Lazzara, Jr., D.D.S., Bartholomew F. Palmisano, Sr., Palmisano & Associates, A Corporation of Certified Public Accountants, Orthodontic Centers of America, Inc., a Florida corporation, Orthodontic Centers of America, Inc., a Louisiana corporation, and the Registrant (1)
 10.10  --  Revolving Credit and Security Agreement, dated October 18, 1994, between the Registrant and First Union National Bank of Florida (1)
 10.11  --  Letter of Credit issued to the Registrant by First Union National
            Bank of Florida with John R. Anderson, D.D.S., P.A., as beneficiary
            (1)
 10.12  --  Letter of Credit issued to the Registrant by First Union National
            Bank of Florida with Neal A. Stubbs, D.D.S., P.A., as beneficiary
            (1)
 10.13  --  Form of Exchange Agreement (1)
 10.14  --  Form of Dissolution Agreement (1)
 10.15  --  Form of Redemption Agreement (1)
 10.16  --  Agreement, dated as of October 18, 1994, between the Registrant and
            Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. (1)
 10.17  --  Exchange Agreement, dated as of October 18, 1994, between each of the partners of Anderson, Lazzara, and Stubbs Partnership and the Registrant (1)
 10.18  --  Orthodontic Centers of America, Inc. 1995 Restricted Stock Option
            Plan (2)
 10.19  --  Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase
            Plan (3)
 10.20  --  Employment Agreement between the Registrant and Geoffrey L. Faux (4)
 10.21  --  Orthodontic Centers of America, Inc. 1997 Key Employee Stock
            Purchase Plan Participation Agreement between the Registrant and Geoffrey L. Faux (filed herewith)
 10.22  --  Orthodontic Centers of America, Inc. 1997 Key Employee Stock
            Purchase Plan Participation Agreement between the Registrant and Michael C. Johnsen (filed herewith)
 10.23  --  Orthodontic Centers of America, Inc. 1997 Key Employee Stock
            Purchase Plan Participation Agreement between the Registrant and Paul J. Spansel (filed herewith)
 10.24  --  Orthodontic Centers of America, Inc. 1997 Key Employee Stock
            Purchase Plan Participation Agreement between the Registrant and Anthony J. Paternostro (filed herewith)
  21.1  --  List of subsidiaries of the Registrant (filed herewith)
  23.1  --  Consent of Ernst & Young LLP (filed herewith)
  27.1  --  Financial Data Schedule (filed herewith)
---------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.
(2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

     1. Employment Agreement between the Registrant and Gasper Lazzara, Jr., D.D.S. (Exhibit 10.4)

     2. Employment Agreement between the Registrant and Bartholomew F. Palmisano, Sr. (Exhibit 10.5)

     3. Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (Exhibit 10.6)

     4. First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (Exhibit 10.8)

     5. Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (Exhibit 10.19)

     6. Employment Agreement between the Registrant and Geoffrey L. Faux (Exhibit 10.20)

     7. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Geoffrey L. Faux (Exhibit 10.21)

     8. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Michael C. Johnsen (Exhibit 10.22)

     9. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Paul J. Spansel (Exhibit 10.23)

     10. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Anthony J. Paternostro (Exhibit 10.24)

(b)  Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ponte Vedra Beach, State of Florida, on March 30, 1998.



                       ORTHODONTIC CENTERS OF AMERICA, INC.


                       By: /s/ Gasper Lazzara, Jr., D.D.S.
                          ------------------------------------
                          Gasper Lazzara, Jr., D.D.S.
                          Chairman of the Board, President
                          and Chief Executive Officer

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


SIGNATURE                                                     TITLE                                     DATE
---------                                                     -----                                     ----
/s/ Gasper Lazzara, Jr., D.D.S.               Chairman of the Board,                               March 30, 1998
--------------------------------------        Chief Executive Officer, Director
Gasper Lazzara, Jr., D.D.S.                   (principal executive officer)


/s/ Bartholomew F. Palmisano, Sr.             Chief Financial Officer,                             March 30, 1998
--------------------------------------        Senior Vice President, Treasurer, Director
Bartholomew F. Palmisano, Sr.                 (principal financial and accounting officer)


/s/ Geoffrey L. Faux                          President, Director                                  March 30, 1998
--------------------------------------
Geoffrey L. Faux


/s/ Michael C. Johnsen                        Chief Operating Officer, Director                    March 30, 1998
--------------------------------------
Michael C. Johnsen


/s/ Edward J. Walters, Jr.                    Director                                             March 30, 1998
--------------------------------------
Edward J. Walters, Jr.


/s/ A Gordon Tunstall                         Director                                             March 30, 1998
--------------------------------------
A Gordon Tunstall


/s/ Ashton J. Ryan, Jr.                       Director                                             March 30, 1998
--------------------------------------
Ashton J. Ryan, Jr.


                     ORTHODONTIC CENTERS OF AMERICA, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     INDEX

                                                               PAGE

Report of Independent Auditors................................  A-2
Consolidated Financial Statements
 Consolidated Balance Sheets--December 31, 1997 and
  1996........................................................  A-3
 Consolidated Statements of Income--Years ended
  December 31, 1997, 1996 and 1995............................  A-4
 Consolidated Statements of Shareholders' Equity--Years ended
  December 31, 1997, 1996 and 1995............................  A-5
 Consolidated Statements of Cash Flows--Years ended
  December 31, 1997,  1996 and 1995...........................  A-6
 Notes to Consolidated Financial Statements...................  A-7

                        Report of Independent Auditors

The Board of Directors
Orthodontic Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

New Orleans, Louisiana
March 23, 1998

                     Orthodontic Centers of America, Inc.

                          Consolidated Balance Sheets


                                                                         December 31,
(In thousands, except per share data)                                   1997      1996
-------------------------------------                                 -------   --------
Assets
Current assets:
  Cash and cash equivalents........................................  $  9,865  $ 11,827
  Investments......................................................    18,790    12,621
  Patient receivables, net of allowance for uncollectible
   billings of $3,806 in 1997 and $2,590 in 1996...................    13,865     7,422
  Unbilled patient receivables, net of allowance for uncollectible
   amounts of $1,464 in 1997 and $829 in 1996......................    32,018     18,398
  Amounts receivable from orthodontic entities.....................     3,213      2,191
  Deferred income taxes............................................     2,080         --
  Supplies inventory, prepaid expenses and other assets............     5,066      3,670
                                                                     --------   --------
Total current assets...............................................    84,897     56,129
Property, equipment and improvements, net..........................    35,604     24,201
Investments........................................................     2,071      6,482
Amounts receivable from orthodontic entities, less current portion.     5,881      5,369
Intangible assets..................................................   100,121     52,682
Other assets.......................................................       401        236
                                                                     --------   --------
Total assets.......................................................  $228,975   $145,099
                                                                     ========   ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable.................................................  $    442   $    312
  Accrued salaries and other accrued liabilities...................     2,825      1,507
  Patient prepayments..............................................     4,170      2,639
  Income taxes payable.............................................     4,116      2,730
  Amounts payable to orthodontic entities..........................     1,200      5,662
  Deferred income taxes............................................        --      2,162
  Current portion of long-term debt................................     3,901        898
                                                                     --------   --------
Total current liabilities..........................................    16,654     15,910
Long-term debt, less current portion...............................     6,492      2,499
Deferred income taxes..............................................    15,089     11,803
Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized,
    no shares outstanding..........................................        --         --
  Common stock, $.01 par value per share; 100,000,000 and 80,000,000 shares authorized at December 31, 1997 and 1996, respectively;
    47,372,733 and 43,888,722 shares issued and outstanding at
    December 31, 1997 and 1996, respectively.......................       474        439
  Additional paid-in capital.......................................   153,334     92,294
  Retained earnings................................................    44,786     22,154
  Due from key employees for stock purchase program................    (5,236)        --
  Capital contribution receivable from shareholders................    (2,618)        --
                                                                     --------   --------
Total shareholders' equity.........................................   190,740    114,887
                                                                     --------   --------
Total liabilities and shareholders' equity.........................  $228,975   $145,099
                                                                     ========   ========

See accompanying notes.

                     Orthodontic Centers of America, Inc.

                       Consolidated Statements of Income

                                            Years ended December 31,
(In thousands, except per share data)      1997       1996     1995
-------------------------------------      ----       ----     ----
 Net revenue...........................  $117,326   $71,273   $41,556

Direct expenses:
  Employee costs.......................    33,429    19,895    11,784
  Orthodontic supplies.................     8,789     5,428     3,167
  Rent.................................    10,299     6,114     3,504
  Marketing and advertising............     9,855     6,644     4,323
                                         --------   -------   -------
 Total direct expenses.................    62,372    38,081    22,778

General and administrative.............    13,356     8,703     5,108
Depreciation and amortization..........     5,640     2,814     1,448
                                         --------   -------   -------
Operating profit.......................    35,958    21,675    12,222

Interest expense.......................      (234)     (424)     (471)
Interest income........................     1,377     2,359     2,466
                                         --------   -------   -------
Income before income taxes.............    37,101    23,610    14,217

Provision for income taxes.............    14,469     9,208     5,182
                                         --------   -------   -------
Net income.............................  $ 22,632   $14,402   $ 9,035
                                         ========   =======   =======
Net income per share:
  Basic................................      $.51      $.34      $.24
  Diluted..............................      $.50      $.33      $.23
                                         ========   =======   =======
 See accompanying notes.

                     Orthodontic Centers of America, Inc.

                Consolidated Statements of Shareholders' Equity
                                                                                           Due         Capital
                                                                                         From Key      Contri-
                                                                                        Employees      bution
                                                                 Additional             for Stock     Receivable      Total
                                                    Common        Paid-In   Retained     Purchase        from      Shareholders'
(In thousands, except share data)                    Stock        Capital   Earnings     Program      Shareholders    Equity
---------------------------------                    -----        -------   --------     -------      ------------    ------
Balance at January 1, 1995........................   $ 82        $ 26,936    $(1,283)    $    --        $    --      $ 25,735
Over-allotment option of initial public offering
 (1,140,000 shares)...............................      3           2,552         --          --             --         2,555
Public offering of common stock
 (7,200,000 shares)...............................     18          38,679         --          --             --        38,697
Issuance of shares of common stock to obtain
 management agreements (460,000 shares)...........      2           1,289         --          --             --         1,291
Two-for-one stock split...........................    104            (104)        --          --             --            --
Net income........................................     --              --      9,035          --             --         9,035
                                                     ----        --------    -------     -------        -------      --------
Balance at December 31, 1995......................    209          69,352      7,752          --             --        77,313
Issuance of shares under stock option plans,
 including tax benefit of $1,705 (391,000 shares).      2           2,396         --          --             --         2,398
Issuance of shares of common stock to obtain
 management agreements  (1,718,000 shares)........     15          20,759         --          --             --        20,774
Two-for-one stock split...........................    213            (213)        --          --             --            --
Net income........................................     --              --     14,402          --             --        14,402
                                                     ----        --------    -------     -------        -------      --------
Balance at December 31, 1996......................    439          92,294     22,154          --             --       114,887
Public offering of common stock (2,600,000 shares)     26          45,720         --      (5,236)        (2,618)       37,892
Issuance of shares under stock option plans,
 including tax benefit of $848 (131,000 shares)...      1           1,278         --          --             --         1,279
Issuance of shares of common stock to obtain
 management agreements (779,000 shares)...........      8          14,042         --          --             --        14,050
Net income........................................     --              --     22,632          --             --        22,632
                                                     ----        --------    -------     -------        -------      --------
Balance at December 31, 1997......................   $474        $153,334   $ 44,786     $(5,236)       $(2,618)     $190,740
                                                     ====        ========    =======     =======        =======      ========

See accompanying notes.

                     Orthodontic Centers of America, Inc.

                     Consolidated Statements of Cash Flows

                                                                            Years ended December 31,
(In thousands, except share data)                                          1997       1996       1995
---------------------------------                                          ----       ----       ----
Operating activities
Net income.....................................................          $ 22,632   $ 14,402   $  9,035
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Provision for bad debt expense..............................             1,851      1,617        958
   Depreciation and amortization...............................             5,640      2,814      1,448
   Deferred income taxes.......................................            (2,225)    (3,031)       823
   Changes in operating assets and liabilities:
    Patient receivables........................................            (7,659)    (4,871)    (3,233)
    Unbilled patient receivables and patient prepayments.......           (12,724)    (6,169)    (2,236)
    Supplies inventory, prepaid expenses and other.............            (1,561)    (1,235)    (1,403)
    Amounts receivable from/payable to orthodontic entities....              (590)     1,074     (3,350)
    Accounts payable and other current liabilities.............             3,682      2,215      1,978
                                                                         --------   --------   --------
Net cash provided by operating activities......................             9,046      6,816      4,020
Investing activities
Purchases of property, equipment and improvements..............           (14,952)   (12,333)    (8,230)
Purchase of available-for-sale investments.....................           (21,758)   (30,000)   (95,465)
Proceeds from sales or maturities of available-for-sale
 investments...................................................            20,000     38,790     67,572
Intangible assets acquired.....................................           (25,219)    (6,870)    (3,998)
Advances to orthodontic entities...............................            (2,838)    (6,160)    (2,832)
Payments from orthodontic entities.............................             2,094      3,325        582
                                                                         --------   --------   --------
Net cash used in investing activities..........................           (42,673)   (13,248)   (42,371)
Financing activities
Repayment of long-term debt....................................            (6,658)    (1,213)    (1,230)
Issuance of common stock.......................................            38,323        693     41,252
                                                                         --------   --------   --------
Net cash provided by (used in) financing activities............            31,665       (520)    40,022
                                                                         --------   --------   --------
Increase (decrease) in cash and cash equivalents...............            (1,962)    (6,952)     1,671
Cash and cash equivalents at beginning of year.................            11,827     18,779     17,108
                                                                         --------   --------   --------
Cash and cash equivalents at end of year.......................          $  9,865   $ 11,827   $ 18,779
                                                                         ========   ========   ========
Supplemental cash flow information
  Cash paid during the year for:
   Interest.....................................................         $    234   $    424   $    471
   Income taxes.................................................         $ 14,460   $ 10,449   $  2,345
                                                                         ========   ========   ========

See accompanying notes.

                     Orthodontic Centers of America, Inc.

                  Notes to Consolidated Financial Statements

                    Years ended December 31, 1997 and 1996

1. Description of Business

Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 360, 247 and 145 orthodontic centers as of December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, such centers were located in 39 states.

The Company provides business operations, financial, marketing and administrative services to the orthodontic entities. These services are provided under service, management and consulting agreements with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "management agreements"). These management agreements are generally for a term of 20-40 years. The practicing orthodontists own the orthodontic entities.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Orthodontic Centers of America, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All investments held at December 31, 1997 and 1996 are classified as available-for-sale because management does not have positive intent to hold until maturity. Available-for-sale investments

                     Orthodontic Centers of America, Inc.

are carried at fair value. Investments included in current assets are debt securities with an original maturity of greater than three months and a remaining maturity of less than one year, and which management expects to use in its present operations. All other investments are considered long-term assets and have maturities of less than five years. At December 31, 1997 and 1996 the Company's amortized cost of investments held consisted of $17,789,000 and $10,060,000, respectively, of U.S. Treasury and U.S. Government Agency obligations, and $3,072,000 and $9,043,000, respectively, of corporate and municipal bonds. The unrealized gains and losses on these investments at December 31, 1997 and 1996 were not significant. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and included in interest income. The cost of investments sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value.

 Investments: The fair values for marketable debt securities are based on quoted market prices.

 Amounts receivable from orthodontic entities: The carrying amounts reported on the balance sheets for amounts receivable from orthodontic entities approximate their fair values.

 Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and approximate their carrying values.

                     Orthodontic Centers of America, Inc.

Revenue Recognition

Revenue is earned by the Company under the management agreements with orthodontic entities equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The orthodontic entities retain all orthodontic center revenue not paid to the Company as management fees. The amounts retained by the orthodontic entities are dependent on their financial performance, based in significant part on the orthodontic entities' cash receipts and disbursements.

Under the terms of the management agreements, the orthodontic entities assign their receivables (billed and unbilled) to the Company in payment of their management fees. The Company is responsible for collection. Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. There are no unbilled receivables which will not be billed. The Company is exposed to certain credit risks. The Company manages such risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for billed and unbilled patient receivables and for loss contracts. Such deductions totaled $1,851,000, $1,617,000 and $958,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and have been within management's expectations. At December 31, 1997 and 1996, there were approximately 130,000 and 83,000, respectively, active patient contracts with balances outstanding. Patient prepayments represent collections from patients or their insurance companies which are received in advance of the performance of the related services.

Supplies Inventory

Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which are five to 10 years. Leasehold improvements are amortized over the original lease term which is generally five to 10 years. The related depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $3,549,000, $2,146,000 and $1,256,000, respectively.

Intangible Assets

Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $2,091,000, $668,000 and $192,000, respectively. Accumulated amortization was $3,445,000 and $1,354,000, as of December 31, 1997 and 1996, respectively.
Intangible assets and the related accumulated amortization are written off when fully amortized.

Intangible assets include the costs of obtaining management agreements, which are amortized over the life of the agreements which is generally 20 to 40 years. Such management agreements represent the exclusive right to provide business operations, financial, marketing and administrative service to an orthodontic entity during the term of the management agreement. In the event the management agreement is terminated, the related orthodontic entity is generally required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

Income Taxes

Income taxes for the Company are determined by the liability method in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes. The Company maintains a fiscal year end of September 30 for income tax reporting purposes.

                     Orthodontic Centers of America, Inc.

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

3. Transactions with Orthodontic Entities

Under the terms of the management agreements, the Company has historically funded the operating losses and capital improvements of orthodontic centers. Amounts advanced to an orthodontic entity to fund operating losses were required to be repaid to the Company over five years once the orthodontic entity generated operating profits. During December 1996, the Company entered into an agreement with its financial institution whereby the financial institution finances the operating losses and capital improvements directly to the orthodontic entity, subject to the financial institution's credit approval of the orthodontic entity, but where the Company remains a guarantor of the related debt. At December 31, 1997, the Company was a guarantor for approximately $5,613,000 under this agreement.

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

4. Property, Equipment and Improvements

Property, equipment and improvements consisted of the following:

                                                    December 31,
(In thousands)                                     1997     1996
--------------                                    ------   ------
Leasehold improvements..........................  $23,740  $15,020
Furniture and fixtures..........................   18,884   12,782
Other equipment.................................      338       72
Centers in progress.............................      612      748
                                                  -------  -------
                                                   43,574   28,622
Less accumulated depreciation and amortization..    7,970    4,421
                                                  -------  -------
                                                  $35,604  $24,201
                                                  =======  =======

                     Orthodontic Centers of America, Inc.

5. Long-Term Debt and Line of Credit

Long-term debt consisted of the following:

                                                                               December 31,
(In thousands)                                                                1997     1996
--------------                                                                ----     ----
Notes payable to affiliated orthodontists, interest rates from 8% to 10%, with maturity dates ranging from 1998 to 2000, unsecured..................  $10,393  $  922
Other notes payable........................................................       --   2,475
                                                                             -------  ------
                                                                              10,393   3,397
Less current portion.......................................................    3,901     898
                                                                             -------  ------
                                                                             $ 6,492  $2,499
                                                                             =======  ======

The aggregate maturities of long-term debt as of December 31, 1997 for each of the next three years are as follows (in thousands):


          1998              $ 3,901
          1999                4,617
          2000                1,875

At December 31, 1997, the Company had an outstanding line of credit of $5,000,000 with a financial institution, all of which is available for general working capital needs, the development of new orthodontic centers and the acquisition of assets from existing orthodontic centers. The Company is required to maintain certain financial covenants under the terms of this line of credit. The line of credit agreement also restricts certain activities of the Company, including limiting the declaration of dividends to current earnings. At December 31, 1997, the Company was in compliance with the covenants and restrictions of the agreement.

6. Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption had no impact on current year or previously reported earnings per share amounts.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Years ended December 31,
(In thousands, except per share data)                                   1997     1996     1995
-------------------------------------                                  ------   ------   ------
Numerator-net income for basic and diluted earnings per share.......  $22,632  $14,402  $ 9,035
                                                                      =======  =======  =======
Denominator:
  Denominator for basic earnings per share-weighted-average shares..   44,576   42,388   38,235
  Effect of dilutive securities--Employee stock options.............      838    1,320      859
                                                                      -------  -------  -------
  Denominator for diluted earnings per share........................   45,414   43,708   39,094
                                                                      =======  =======  =======
Basic earnings per share............................................  $   .51  $   .34  $   .24
                                                                      =======  =======  =======
Diluted earnings per share..........................................  $   .50  $   .33  $   .23
                                                                      =======  =======  =======

                     Orthodontic Centers of America, Inc.

7. Leases

Facilities for the orthodontic centers and administrative offices are rented under long-term leases accounted for as operating leases. The original lease terms are generally five to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future commitments as of December 31, 1997 are as follows (in thousands):

          1998                      $ 7,280
          1999                        6,385
          2000                        5,589
          2001                        4,769
          2002                        3,556
          Thereafter                  4,173
                                    -------
                                    $31,752
                                    =======

Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other additional amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows:

                                 Years ended December 31,
(In thousands)                   1997     1996     1995
--------------                  ------   ------   ------
Minimum rentals.............    $ 7,704   $5,096   $2,869
Additional rentals..........      2,682    1,124      710
Sublease income.............        (87)    (106)     (75)
                                -------   ------   ------
                                $10,299   $6,114   $3,504
                                =======   ======   ======

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows:

                                                                         December 31,
(In thousands)                                                          1997     1996
--------------                                                         ------   ------
Deferred tax liabilities:
  Intangible assets..................................................  $14,244  $13,443
  Property and equipment.............................................      625       --
  Conversion to accrual basis of accounting for income tax purposes..       --    2,311
  Other..............................................................      752      634
                                                                       -------  -------
Total deferred tax liabilities.......................................   15,621   16,388

Deferred tax assets:
  Property and equipment.............................................       --      124
  Patient receivables and prepayments................................    2,612    1,334
  Litigation settlement costs........................................       --      965
                                                                       -------  -------
Total deferred tax assets............................................    2,612    2,423
                                                                       -------  -------
Net deferred tax liabilities.........................................  $13,009  $13,965
                                                                       =======  =======

                     Orthodontic Centers of America, Inc.

The Company was able to use the cash basis of accounting for income tax purposes through its tax year ended September 30, 1995. Beginning with the tax year ended September 30, 1996, because of its level of cash receipts, the Company was required to use the accrual basis of accounting for income tax purposes. The related deferred tax liability was completely amortized at December 31, 1997.

Components of the provision (benefit) for income taxes were as follows:

                                    Years ended December 31,
 (In thousands)                     1997      1996     1995
 --------------                    ------    ------   ------
Current......................     $16,694   $12,239    $4,359
Deferred.....................      (2,225)   (3,031)      823
                                  -------   -------    ------
Total........................     $14,469   $ 9,208    $5,182
                                  =======   =======    ======

The reconciliation of income tax computed at the federal statutory rates to income tax expense (benefit) is:

                                       Years ended December 31,
(In thousands)                           1997     1996     1995
--------------                          ------   ------   ------
Tax at federal statutory rates.......  $12,885   $8,164   $4,876
Other, primarily state income taxes..    1,584    1,044      306
                                       -------   ------   ------
Total................................  $14,469   $9,208   $5,182
                                       =======   ======   ======

9. Benefit Plans

Stock Option Plan

The Company has reserved 3,400,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the "Incentive Option Plan"). Options may be granted to officers, directors and employees of the Company, for terms not longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal installments beginning two years after the grant date, and expire 10 years after the grant date.

The Company has reserved 600,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on the first trading date each year to each non-employee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal annual installments beginning two years after the grant date, and expiring 10 years after the grant date, unless canceled sooner due to termination of service or death.

The Company has reserved 2,000,000 of the authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (the "Orthodontist Option Plan"). Options may be granted to orthodontists who own an orthodontic entity which has a service, management or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal annual installments beginning two years after grant date, and expire 10 years after grant date. No options have been granted under the Orthodontist Option Plan.

The Company has reserved 200,000 of the authorized shares of common stock for issuance under the 1996 Employee Stock Purchase Plan (the Employee Purchase
Plan), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum reported on the New York Stock Exchange on the applicable purchase date or the first trading date of the year, whichever is lower. Additionally,

                     Orthodontic Centers of America, Inc.

the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company.

FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                       1997         1996        1995
                                      ------       ------      ------
Risk-free interest rate...........        6.75%        6.3%        7.1%
Dividend yield
  Volatility factor...............        .608         .45        .612
  Weighted average expected life..  8.01 years   6.7 years   6.9 years

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

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. No compensation cost has been recognized for its stock options in the financial statements. Had the Company's stock-based compensation plan been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 (In thousands, except per share data)    1997     1996     1995
 -------------------------------------   ------   ------   ------
Pro forma net income...................  $22,090  $14,300  $9,005
Pro forma earnings per share:
  Basic................................  $   .50  $   .34  $  .23
  Diluted..............................  $   .49  $   .33  $  .23

                     Orthodontic Centers of America, Inc.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                 1997                 1996                    1995
                                          -------------------    -------------------    -------------------
                                                     Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                                     Exercise               Exercise               Exercise
                                          Options     Price      Options     Price      Options     Price
                                          -------    --------    -------    --------    -------    --------

Outstanding-beginning of year.........   1,661,753     $ 3.65   1,858,496     $ 3.24     938,628      $2.75
Granted...............................   1,609,713      15.44     237,095      12.83     952,476       3.55
Exercised.............................    (130,753)      3.29    (390,868)      2.75          --         --
Forfeited.............................     (10,641)      5.95     (42,970)      3.24     (32,608)      2.75
                                         ---------     ------   ---------     ------   ---------      -----
Outstanding-end of year...............   3,130,072       9.57   1,661,753       3.65   1,858,496      $3.24
Exercisable at end of year............     336,543       3.25       6,592       2.75          --
                                         =========     ======   =========     ======   =========      =====
Weighted-average fair value of
  options granted during the year.....            $10.56                 $8.58                  $2.40

Of the options outstanding at December 31, 1997, approximately 1,353,000 were issued on or about the date of the Company's initial public offering and have exercise prices which range from $2.75 or $3.25, a weighted-average exercise price of $3.04 and a weighted average remaining contractual life of 7.0 years. The remaining options outstanding at December 31, 1997 have exercise prices which range from $3.25 to $20.50, a weighted average exercise price of $14.54 and a weighted average remaining contractual life of 8.7 years.

Key Employee Stock Purchase Plan

In 1997, the Company implemented the Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan (the Key Employee Purchase Plan) to encourage ownership of the Company's common stock by executive officers and other key employees of the Company and thereby align their interests with those of the Company's stockholders. Under the Key Employee Purchase Plan, from time to time, the Company's executive officers and certain other key employees will be permitted to purchase (from the Company, during an offering or on the open market, as determined by the Company) shares of the Company's common stock with an aggregate value of up to five times the applicable employee's annual base salary. The purchase price of such shares will equal the public offering price or the reported last sale price per share of common stock on the business day immediately preceding the date of purchase, as applicable.

For each employee participating in the Key Employee Purchase Plan, the Company will finance 50% of the purchase price through a loan from the Company. Each such loan will be evidenced by a promissory note and will be a full recourse obligation of the employee, secured by all of the shares of common stock acquired by the employee in connection with the loan. Each such loan will bear a market rate of interest and the outstanding principal and accrued interest under the loan will be payable, in one lump-sum payment, on the earlier of (i) the fifth anniversary of the date of the loan or (ii) termination of the applicable employee's employment with the Company. A proportionate amount of the outstanding principal and accrued interest under the loan will be payable upon the sale or transfer by the employee of shares of common stock purchased in connection with the loan.

The Key Employee Purchase Plan includes a risk sharing provision, whereby during their term of employment with the Company a participating employee will be responsible for 100% of any losses, but is entitled to only 50% of any gains (with the Company being entitled to the other 50% of such gains), occurring with respect to the sale by the employee of shares of common stock purchased under the Key Employee Purchase Plan and held for less than three years. In addition, with respect to the sale by the employee of shares purchased under the Key Employee Purchase Plan and held for more than three but less than five years, the employee will be entitled to 100% of any gains and the principal amount of the loan to the employee from the Company will be reduced by 50% of any losses during the term of the employee's employment with the Company.

                     Orthodontic Centers of America, Inc.

Upon the purchase of common stock by an employee under the Key Employee Purchase Plan, the Company will also grant options to such employee under the Company's 1994 Incentive Option Plan to purchase an aggregate of three times the number of shares of common stock so purchased. The options will be exercisable beginning on the seventh anniversary of the date of grant at an exercise price equal to the purchase price paid in the purchase to which the options relate. If, however, on the fifth anniversary of the date of grant, the employee is employed by the Company and has repaid in full all indebtedness to the Company and its affiliates incurred in connection with such purchase, the exercisable date of a proportionate number of options (equal to three times the number of shares of common stock purchased under the Key Employee Purchase Plan in connection with the grant of the options and held by the employee on such fifth anniversary) will be accelerated to such fifth anniversary.

In 1997, 295,000 shares of common stock were purchased under the Key Employee Purchase Plan. The 50% of the loan not financed by the Company was financed personally by major shareholders on terms comparable to the loan from the Company. This loan has been recorded as a capital contribution to the Company with the corresponding amount due from the key employees recorded as a deduction from shareholders' equity. The portion of the loan to be financed personally by shareholders was paid by the Company at the time of the offering and had not been repaid at December 31, 1997. Therefore, a capital contribution receivable from the shareholders had been recorded at December 31, 1997 as a deduction from shareholders' equity. The total amount due from key employees in conjunction with the Key Employee Purchase Plan as of December 31, 1997 was $5,236,000. As these loans are repaid, a pro-rata portion of the principal payment will be distributed to the shareholders who financed the loans.

Defined Contribution Plan

The Company sponsors a 401(k) Plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee's contribution to the plan, up to a maximum of $600 per year. Plan expense totaled $49,000, $49,000 and $36,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10. Acquisition of Management Contracts

In 1997, the Company finalized agreements with 52 orthodontic entities to obtain management agreements and acquire other assets for approximately $49.5 million. These orthodontic entities operate 72 centers (net of consolidations). The consideration to these orthodontic entities included approximately $13,654,000 in notes payable, and the issuance of 779,000 shares of the Company's common stock at an average price of approximately $18.03 per share, with the remainder paid in cash.

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

In 1995, the Company finalized agreements with ten orthodontic entities to obtain management agreements and acquire other assets for approximately $5,900,000. These orthodontic entities operate 29 centers. The consideration to these orthodontic entities included approximately $752,000 in notes payable, and the issuance of 460,000 shares of the Company's common stock at an average price of approximately $2.81 per share, with the remainder paid in cash.

                     Orthodontic Centers of America, Inc.

11. Commitments and Contingencies

In the normal course of business, the Company becomes a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance at levels sufficient to insure itself against the normal risk of operations.

12. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the year ended December 31, 1997 and 1996 (in thousands, except per share data):

                                        Quarter Ended
                         --------------------------------------------
                          March          June     September  December
                          1997           1997        1997      1997
                         -------        ------    ---------  --------
Net revenue............  $24,899        $27,480    $31,439   $33,508
Operating profit.......    7,467          8,530      9,516    10,445
Net income.............    4,773          5,370      5,898     6,591
Net income per share:
  Basic................  $   .11        $   .12    $   .13   $   .15
  Diluted..............      .11            .12        .13       .14

                                         Quarter Ended
                         --------------------------------------------
                          March          June     September  December
                          1996           1996        1996      1996
                         -------        ------    ---------  --------
Net revenue............  $13,719        $15,517    $18,881   $23,156
Operating profit.......    3,914          4,592      6,185     6,984
Net income.............    2,734          3,111      4,075     4,482
Net income per share:
  Basic................  $   .07        $   .08    $   .10   $   .10
  Diluted..............      .07            .07        .09       .10

The earnings per share amounts have been computed according to Statement of Financial Accounting Standards No. 128, Earnings per Share. The adoption of FAS 128 did not change any of the previously reported per share amounts included above.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS

 3.1   Bylaws of the Registrant (1)
 3.2   Restated Certificate of Incorporation of the Registrant (1)
 4.1   Specimen Stock Certificate (1)
 9.1 Voting Trust Agreement, dated as of October 18, 1994, between John R. Anderson, D.D.S., P.A., Neal A. Stubbs, D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S. (1)
 10.1 Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
 10.2 Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
 10.3  Form of Consulting Agreement (1)
 10.4 Employment Agreement between the Registrant and Gasper Lazzara, Jr., D.D.S. (1)
 10.5 Employment Agreement between the Registrant and Bartholomew F. Palmisano, Sr. (1)
 10.6  Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (1)
 10.7 Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)
 10.8 First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (1)
 10.9 Settlement and Purchase Agreement, dated as of October 10, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S., P.A., Gasper Lazzara, Jr., D.D.S., Bartholomew F. Palmisano, Sr., Palmisano & Associates, A Corporation of Certified Public Accountants, Orthodontic Centers of America, Inc., a Florida corporation, Orthodontic Centers of America, Inc., a Louisiana corporation, and the Registrant (1)
 10.10 Revolving Credit and Security Agreement, dated October 18, 1994, between the Registrant and First Union National Bank of Florida (1)
 10.11 Letter of Credit issued to the Registrant by First Union National Bank of Florida with John R. Anderson, D.D.S., P.A., as beneficiary (1)
 10.12 Letter of Credit issued to the Registrant by First Union National Bank of Florida with Neal A. Stubbs, D.D.S., P.A., as beneficiary (1)
 10.13 Form of Exchange Agreement (1)
 10.14 Form of Dissolution Agreement (1)
 10.15 Form of Redemption Agreement (1)
 10.16 Agreement, dated as of October 18, 1994, between the Registrant and
       Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. (1)
 10.17 Exchange Agreement, dated as of October 18, 1994, between each of the partners of Anderson, Lazzara, and Stubbs Partnership and the Registrant
       (1)
 10.18 Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan
       (2)
 10.19 Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan
       (3)
 10.20 Employment Agreement between the Registrant and Geoffrey L. Faux (4)
 10.21 Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Geoffrey L. Faux (filed herewith)

 10.22 Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Michael C. Johnsen (filed herewith)
 10.23 Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Paul J. Spansel (filed herewith)
 10.24 Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement between the Registrant and Anthony J. Paternostro (filed herewith)
 21.1  List of subsidiaries of the Registrant (filed herewith)
 23.1  Consent of Ernst & Young LLP (filed herewith)
 27.1  Financial Data Schedule (filed herewith)

_______________
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.
(2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.