Form 10-Q
period 1998-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1998-05-15
CIK 931702

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1998, OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.


                         Commission File No.: 0-25256


                     ORTHODONTIC CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)



         Delaware                                         72-1278948
-------------------------------                 -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                    identification number)

5000 Sawgrass Village, Suite 25
  Ponte Vedra Beach, Florida                               32082
 ---------------------------------               ----------------------------
(Address of principal executive                          (Zip Code)
offices)



                                (904) 273-0004
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

At May 6, 1998, there were 47,627,360 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS



                                                                          Page
                                                                          ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1997.......................  3

              Condensed Consolidated Statements of Income -
              Three Months Ended March 31, 1998
              and 1997...................................................  4

              Condensed Consolidated Statements of Cash Flow -
              Three Months Ended March 31, 1998 and 1997.................  5

              Notes to Condensed Consolidated Financial
              Statements - March 31, 1998................................  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............  8

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk................................................ 13


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K........................... 14



                           FORWARD-LOOKING STATEMENTS

     Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the statements regarding the Company's future growth and funding of the Company's developments, acquisitions and operations. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in other public announcements by the Company.

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements


                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets

                                                    March 31      December 31
                                                      1998          1997 (1)
                                                 --------------   ------------
                                                  (Unaudited)
                                                          (in thousands)

ASSETS:
Current assets:
 Cash and cash equivalents                            $  4,259       $  9,865
 Investments                                               500         18,790
 Patient receivables, net                               15,685         13,865
 Unbilled patient receivables, net                      34,515         32,018
 Deferred income tax asset                               2,080          2,080
 Amounts receivable from
  orthodontic entities                                   3,713          3,213
 Supplies inventory, prepaid expenses
  and other assets                                       6,685          5,066
                                                      --------       --------
Total current assets                                    67,437         84,897
Property, equipment & improvements, net                 39,331         35,604
Investments                                              2,078          2,071
Amounts receivable from orthodontic
 entities, less current portion                          7,154          5,881
Intangible assets                                      123,884        100,121
Other assets                                               370            401
                                                      --------       --------
Total assets                                          $240,254       $228,975
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable and other current
  liabilities                                         $  8,881       $ 12,753
 Current portion of long-term debt                       4,625          3,901
                                                      --------       --------
Total current liabilities                               13,506         16,654
Deferred income taxes                                   16,820         15,089
Long-term debt, less current portion                     8,586          6,492

Stockholders' Equity:
 Preferred stock                                           ---            ---
 Common stock, $.01 par value per share,
  100,000,000 shares authorized, 47,627,360
   shares outstanding at March 31, 1998 and
   47,372,733 shares outstanding
   at December 31, 1997                                    476            474

 Additional paid-in capital                            156,391        153,334
 Due from key employees                                 (5,236)        (5,236)
 Capital contrib. rec. from s/h                         (2,618)        (2,618)
 Retained earnings                                      52,329         44,786
                                                      --------       --------
Total stockholders' equity                             201,342        190,740
                                                      --------       --------
Total liabilities and
 stockholders' equity                                 $240,254       $228,975
                                                      ========       ========

(1) The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)



                                  Three Months Ended
                                       March 31
                                ---------------------
                                   1998        1997
                                ---------------------
                                 (in thousands, except
                                    per share data)

Net revenue                        $37,693    $24,899

Direct expenses:
 Employee costs                     10,408      7,470
 Orthodontic supplies                3,010      1,774
 Rent                                3,136      2,342
 Marketing and advertising           3,069      1,834
                                   -------    -------
                                    19,623     13,420


General and administrative           4,014      2,898
Depreciation and amortization        1,998      1,114
                                   -------    -------
Operating profit                    12,058      7,467


Interest expense                        (8)       (78)
Interest income                        316        436
                                   -------    -------
Income before income taxes          12,366      7,825


Provision for income taxes           4,823      3,052
                                   -------    -------

Net income                         $ 7,543    $ 4,773
                                   =======    =======

Net income per share:
 Basic                             $  0.16    $  0.11
                                   =======    =======

 Diluted                           $  0.16    $  0.11
                                   =======    =======
Average shares outstanding
 Basic                              47,434     43,789
                                   =======    =======

 Diluted                            48,309     44,589
                                   =======    =======


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                      Three Months Ended
                                                            March 31
                                                       ------------------
                                                         1998      1997
                                                       ------------------
                                                         (in thousands)

Operating activities:
  Net income                                          $  7,543    $ 4,773
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt expense                        564        395
     Depreciation and amortization                       1,998      1,114
     Deferred income taxes                               1,731       (789)
     Changes in operating assets and liabilities
      Patient receivables                               (2,232)    (1,623)
      Unbilled patient receivables and
       patient prepayments                              (2,649)    (2,051)
      Supplies inventory, prepaid expenses
       and other                                        (1,588)       248
      Amounts receivable from/payable to
       orthodontic entities                                111        100
      Accounts payable and other current
       liabilities                                      (3,871)    (1,622)
                                                      --------    -------
Net cash provided by operating activities             $  1,607    $   549

Investing Activities:
 Purchase of property, equipment
   and improvements                                     (4,758)    (3,032)
 Net proceeds from
   available-for-sale investments                       18,283      7,241
Advances to orthodontic entities                        (2,434)    (1,361)
 Payments from orthodontic entities                        547      2,912
 Intangible assets acquired                            (16,144)    (4,168)
                                                      --------    -------
Net cash provided by (used in) investing activities     (4,506)     1,592

Financing activities:
 Issuance of common stock                                 (288)        50
 Repayment of long-term debt                            (2,419)      (267)
                                                      --------    -------
Net cash used in financing activities                   (2,707)      (217)
                                                      --------    -------
Change in cash and cash equivalents                     (5,606)     1,924
Cash & cash equivalents at
 beginning of period                                     9,865     11,827
                                                      --------    -------
Cash & cash equivalents at
 end of period                                        $  4,259    $13,751
                                                      ========    =======
Supplemental cash flow information
 Interest paid                                        $      8    $    78
                                                      ========    =======
 Income taxes paid                                    $  9,275    $ 5,398
                                                      ========    =======
Supplemental disclosures of
non-cash investing and financing
activities:
 Long term debt and common stock
 issued (net of returns) in acquisition of
 intangible and other assets                          $ 8,584     $(2,594)
                                                      ========    =======



 See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1998


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 389 orthodontic centers located in 40 states as of March 31, 1998.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


2.  REVENUE RECOGNITION

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

                     Orthodontic Centers of America, Inc.

2.   REVENUE RECOGNITION (CONTINUED)

     Under the terms of the management agreements, the orthodontic entities assign their receivables to the Company in payment of their management fees. The Company is responsible for collection.


3.   EARNINGS PER COMMON SHARE

     Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

4.   RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT

     In April 1998 the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. Upon adoption the SOP requires the write-off as the cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At March 31, 1998, the Company had deferred pre-opening costs of $160,000 and unamortized organizational costs of $900,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 389 orthodontic centers (the "Orthodontic Centers") in 40 states at March 31, 1998.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:



                                                                              Three months
                                                                                 ended
                                            Year ended December 31,             March 31,
                                  1992    1993    1994    1995    1996    1997    1998
                                  -----   -----   -----   -----   -----   -----   -----

Number of centers at
  beginning of period               31      47      55      75     145     247     360
Number of centers
  developed during period            5       4      22      44      53      58      14
Number of centers
  acquired during period            17       5       1      29      68      78      16
Number of centers
  consolidated during period        (6)     (1)     (3)     (3)    (19)    (23)     (1)
                                  ----    ----    ----    ----    ----    ----    ----
Number of centers
  at end of period                  47      55      75     145     247     360     389
                                  ====    ====    ====    ====    ====    ====    ====



     Of the 389 Orthodontic Centers at March 31, 1998, 213 were developed by the Company, 233 were existing orthodontic practices the assets of which were acquired by the Company and 57 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and affiliating with, existing practices.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At March 31, 1998, 262 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating $1.0 million for the three months ended March 31, 1998. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company.

     The terms of consulting agreements differ significantly from the terms of service agreements and vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located. In a limited number of states, the Company may only provide consulting services to orthodontists and may not manage an orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is limited to compensation for the specific consulting services performed and is based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

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

     Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During 1996, the Orthodontic Centers generally implemented a price increase recommended by the Company from $89 per month to $98 per month with an increase in the final payment from $366 to $398.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.



                                Three Months Ended
                                      March 31,
                                   1998      1997
                                  ------    -----

Net revenue                        100.0%   100.0%
                                   -----    -----
Direct expenses
  Employee cost                     27.6     30.0
  Orthodontic supplies               8.0      7.1
  Rent                               8.3      9.4
  Advertising and marketing          8.2      7.4
                                   -----    -----
        Total direct expenses       52.1     53.9
General and administrative          10.6     11.6
Depreciation and amortization        5.3      4.5
                                   -----    -----
Operating profit                    32.0     30.0
Interest (income) expense           (0.8)    (1.4)
                                   -----    -----
Income before income taxes          32.8     31.4
Provision for income taxes          12.8     12.2
                                   -----    -----

Net income                          20.0%    19.2%
                                   =====    =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997


NET REVENUE. Net revenue increased $12.8 million, or 51.4% to $37.7 million for the three months ended March 31, 1998 from $24.9 million for the three months ended March 31, 1997. Approximately, $8.0 million of this increase was attributable to the 168 (net of consolidations) Orthodontic Centers opened since January 1, 1997, approximately $4.5 million to the growth in net revenue of the 231 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 139,000 at March 31, 1998 from approximately 89,000 at March 31, 1997.

EMPLOYEE COSTS. Employee costs increased $2.9 million or 39.3% to $10.4 million for the three months ended March 31, 1998 from $7.5 million for the three months ended March 31, 1997. As a percentage of net revenue, however, employee costs decreased to 27.6% for the three months ended March 31, 1998 from 30.0% for the three months ended March 31, 1997. The percentage decreased as a result of efficiencies achieved through a general change in treatment schedules by the Affiliated Orthodontists to seeing patients every six weeks instead of every four weeks.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.2 million or 69.7% to $3.0 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. As a percentage of net revenue, orthodontic supplies expense increased to 8.0% for the three months ended March 31, 1998 from 7.1% for the three months ended March 31, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $800,000 or 33.9% to $3.1 million for the three months ended March 31, 1998 from $2.3 million for the three months ended March 31, 1997. The increase in this expense was attributable to Orthodontic

Centers affiliated, opened or relocated after March 31, 1997. As a percentage of net revenue, however, rent expense decreased to 8.3% for the three months ended March 31, 1998 from 9.4% for the three months ended March 31, 1997. The decrease in the percentage was attributable to the decrease in average rent per center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.3 million or 67.3% to $3.1 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1997. As a percentage of net revenue, marketing and advertising expense increased to 8.2% for the three months ended March 31, 1998 from 7.4% for the three months ended March 31, 1997. The increase in this expense as a percentage of net revenue is attributable to the initiation of marketing in larger media markets as well as the fact that no production costs were incurred in the first quarter of 1997. Production costs were incurred in the 1988 quarter to pay for the Company's 1998 marketing campaign.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.1 million or 38.5% to $4.0 million for the three months ended March 31, 1998 from $2.97 million for the three months ended March 31, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after March 31, 1997. As a percentage of net revenue, however, general and administrative expense decreased to 10.6% for the three months ended March 31, 1998 from 11.6% for the three months ended March 31, 1997. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for 59 Orthodontic Centers developed after March 31, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $900,000 or 79.4% to $2.0 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997. As a percentage of net revenue, depreciation and amortization expense increased to 5.3% for the three months ended March 31, 1998 from 4.5% for the three months ended March 31, 1997. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after March 31, 1997.

OPERATING PROFIT. Operating profit increased $4.6 million or 61.5% to $12.1 million for the three months ended March 31, 1998 from $7.5 million for the three months ended March 31, 1997. As a percentage of net revenue, operating profit increased to 32.0% for the three months ended March 31, 1998 from 30.0% for the three months ended March 31, 1997 as a result of the factors discussed above.

INTEREST. Net interest income decreased $50,000 or 14.0% to $310,000 for the three months ended March 31, 1998 from $360,000 for the three months ended March 31, 1997. The decrease in net interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 and November 1997 public offerings.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.7 million or 58.0% to $4.8 million for the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997. The Company's effective income tax rate was 39.0% for both periods.

NET INCOME. Net income increased $2.7 million or 58.0% to $7.5 million for the three months ended March 31, 1998 from $4.8 million for the three months ended March 31, 1997. As a percentage of net revenue, net income increased to 20.0% for the three months ended March 31, 1998 from 19.2% for the three months ended March 31, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $1.6 million for the three month period ended March 31, 1998 as compared to $550,000 in the comparable period of 1997. Included in net cash used by operations for the three months ended March 31, 1998, were estimated tax payments of $9.3 million which exceeded the current quarterly tax provision by $4.5 million. In addition, the $7.5 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at March 31, 1998 increased $4.9 million over December 31, 1997 levels as a result of the increase in the number of patients treated in the Orthodontic Centers. The following represents information with regard to the Company's Orthodontic Centers open less than 26 months and those open greater than 26 months:

                                                Three months ended
                                                      March 31,
                                                    1998     1997
                                                    ----     ----

(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
------------------------------------------------
  Patient receivables                              $  (376)  $  (291)
  Unbilled patient receivables and
    patient prepayments                               (418)     (135)
                                                   -------   -------
                                                      (794)     (156)


Orthodontic Centers affiliated less than 26 months
---------------------------------------------------
  Patient receivables                               (1,856)   (1,332)
  Unbilled patient receivables and
    patient prepayments                             (2,231)   (2,186)
                                                   -------   -------
                                                    (4,087)   (3,518)
                                                   -------   -------
Total increase in patient receivables              $(4,881)  $(3,674)
                                                   =======   =======

     The Company expects that available cash, cash equivalents, available for sale investments and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term. During the 12 month period ended March 31, 1998, the Company expended $81.0 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments were reduced by only $18.8 million as summarized below. The remainder of the cash expenditures were financed from the Company's operating cash flow.


                                                         Three months ended
                                                               March 31,
                                                          1998         1997
                                                        ---------   ----------

Cash, cash equivalents and available for sale
investments at January 1.                               $ 30,726      $30,930

Decrease in cash, cash equivalents and available
for sale investments, three months ended March 31.       (23,889)      (5,317)
                                                        --------    ---------

Cash, cash equivalents and available for sale
investments at March 31.                                $  6,837      $25,613
                                                        ========    =========



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS


     Exhibit number           Description
     --------------           -----------
          27                  Financial Data Schedule

     (B) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended March 31, 1998.

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



                                 Orthodontic Centers of America, Inc.
                                 ------------------------------------
                                         (Registrant)



Date:  May 11, 1998              /s/ Bartholomew F. Palmisano, Sr.
                                 -------------------------------------
                                 Bartholomew F. Palmisano, Sr.
                                 Chief Financial Officer, Senior Vice President
                                 Treasurer and Secretary