Form 10-Q
period 1998-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1998-08-14
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


 +-+  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 +-+  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 30, 1998, OR


 +-+  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 +-+  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _________ TO ___________.


                         Commission File No.: 0-25256


                     ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Delaware                                               72-1278948
-----------------------                                 ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          identification number)

5000 Sawgrass Village, Suite 25
   Ponte Vedra Beach, Florida                                    32082
----------------------------------                      ----------------------
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

At August 4, 1998, there were 47,740,963 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.


                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
Part I.  Financial Information

     Item 1.   Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997.........................  4

               Condensed Consolidated Statements of Income -
               Six Months Ended June 30, 1998
               and 1997....................................................  5

               Condensed Consolidated Statements of Income -
               Three Months Ended June 30, 1998
               and 1997....................................................  6

               Condensed Consolidated Statements of Cash Flow -
               Six Months Ended June 30, 1998 and 1997.....................  7

               Notes to Condensed Consolidated Financial
               Statements  June 30, 1998...................................  8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............... 10


     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk................................................. 17

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K............................ 18



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

Part 1.   Financial Information
Item 1.   Consolidated Financial Statements


                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets

                                                    June 30       December 31
                                                      1998          1997 (1)
                                                 --------------   ------------
                                                  (Unaudited)
                                                         (in thousands)
ASSETS:
Current assets:
 Cash and cash equivalents                            $    259       $  9,865
 Investments                                               ---         18,790
 Patient receivables, net                               17,118         13,865
 Unbilled patient receivables, net                      37,796         32,018
 Amounts receivable from
  orthodontic entities                                   4,572          3,213
 Deferred income tax asset                               2,317          2,080
 Supplies inventory, prepaid expenses
  and other assets                                       6,674          5,066
                                                      --------       --------
Total current assets                                    68,736         84,897
Property, equipment & improvements, net                 42,948         35,604
Investments                                                ---          2,071
Amounts receivable from orthodontic
 entities, less current portion                          6,924          5,881
Intangible assets                                      132,963        100,121
Other assets                                               598            401
                                                      --------       --------
Total assets                                          $252,169       $228,975
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable and other current
  liabilities                                         $ 10,163       $ 12,753
 Current portion of long-term debt                       4,522          3,901
                                                      --------       --------
Total current liabilities                               14,685         16,654
Long-term debt, less current portion                    11,021          6,492
Deferred income taxes                                   16,762         15,089

Stockholders' Equity:
 Preferred stock                                           ---            ---
 Common stock, $.01 par value per share,
   100,000,000 shares authorized, 47,740,963
   shares outstanding at June 30, 1998 and
   47,372,733 shares outstanding
   at December 31, 1997                                    477            474

 Additional paid-in capital                            156,483        153,334
 Due from key employees                                 (5,236)        (5,236)
 Capital contrib. rec. from s/h                         (2,618)        (2,618)
 Retained earnings                                      60,595         44,786
                                                      --------       --------
Total stockholders' equity                             209,701        190,740
                                                      --------       --------
Total liabilities and
 stockholders' equity                                 $252,169       $228,975
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

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)




                                         Six Months Ended
                                              June 30
                                   -------------------------------
                                      1998                 1997
                                   -------------------------------
                                     (in thousands, except
                                       per share data)

Net revenue                        $79,221                 $52,379

Direct expenses:
 Employee costs                     21,732                  15,168
 Orthodontic supplies                6,230                   3,823
 Rent                                6,548                   4,621
 Marketing and advertising           6,826                   4,206
                                   -------------------------------
                                    41,336                  27,817


General and administrative           8,395                   6,147
Depreciation and amortization        4,188                   2,418
                                   -------------------------------
Operating profit                    25,302                  15,997

Interest expense                       (82)                   (147)
Interest income                        425                     779
                                   -------------------------------
Income before income taxes          25,645                  16,629

Provision for income taxes           9,836                   6,485
                                   -------------------------------
Net income                         $15,809                 $10,144
                                   ===============================
Net income per share:
   Basic                           $  0.33                 $  0.23
                                   =======                 =======
   Diluted                         $  0.33                 $  0.23
                                   =======                 =======
Average shares outstanding
   Basic                            47,577                  42,388
                                   =======                 =======

   Diluted                          48,572                  43,187
                                   =======                 =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                         Three Months Ended
                                              June 30
                                   -------------------------------
                                     1998                   1997
                                   -------------------------------
                                        (in thousands, except
                                           per share data)

Net revenue                        $41,527                 $27,480

Direct expenses:
 Employee costs                     11,324                   7,698
 Orthodontic supplies                3,219                   2,048
 Rent                                3,414                   2,279
 Marketing and advertising           3,757                   2,372
                                   -------------------------------
                                    21,714                  14,397

General and administrative           4,378                   3,249
Depreciation and amortization        2,192                   1,304
                                   -------------------------------
Operating profit                    13,243                   8,530

Interest expense                       (74)                    (69)
Interest income                        110                     343
                                   -------------------------------
Income before income taxes          13,279                   8,804

Provision for income taxes           5,013                   3,434
                                   -------------------------------
Net income                         $ 8,266                 $ 5,370
                                   ===============================

Net income per share:
   Basic                           $  0.17                 $  0.12
                                   =======                 =======
   Diluted                         $  0.17                 $  0.12
                                   =======                 =======

Average shares outstanding
   Basic                            47,720                  43,852
                                   =======                 =======
   Diluted                          48,834                  44,651
                                   =======                 =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                          Six Months Ended
                                                              June 30
                                                         --------------------
                                                           1998        1997
                                                         --------------------
                                                            (in thousands)
Operating activities:
  Net income                                             $ 15,809    $ 10,144
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt expense                         1,133         785
     Depreciation and amortization                          4,188       2,418
     Deferred income taxes                                  1,436      (1,529)
     Changes in operating assets and liabilities
      Patient receivables                                  (4,067)     (3,276)
      Unbilled patient receivables and
        patient prepayments                                (5,995)     (4,939)
      Supplies inventory, prepaid expenses
        and other                                          (1,805)       (744)
      Amounts receivable from/payable to
        orthodontic entities                                 (221)        (18)
      Accounts payable and other current
       liabilities                                         (2,692)      1,084
                                                         --------------------
Net cash provided by operating activities                   7,786       3,925

Investing Activities:
 Purchase of property, equipment
   and improvements                                        (9,521)     (7,480)
 Net proceeds from
   available-for-sale investments                          20,861       8,065
 Advances to orthodontic entities                          (3,091)      3,257
 Payments from orthodontic entities                           908       3,574
 Intangible assets acquired                               (25,572)    (13,472)
                                                         --------------------
Net Cash provided by (used in) investing activities       (16,415)    (12,570)

Financing activities:
 Issuance of common stock                                    (104)        249
 Proceeds from long term debt                               3,000         ---
 Repayment of long-term debt                               (3,873)       (582)
                                                         --------------------
Cash used in financing activities                            (977)       (333)
                                                         --------------------
Change in cash
 and cash equivalents                                      (9,606)     (8,978)
Cash & cash equivalents at
 beginning of period                                        9,865      11,827
                                                         --------------------
Cash & cash equivalents at
 end of period                                           $    259     $ 2,849
                                                         ====================

Supplemental cash flow information
 Interest paid                                           $     82     $   147
                                                         ====================

 Income taxes paid                                       $ 14,385     $ 9,560
                                                         ====================

Supplemental disclosures of
non-cash investing and financing
activities:

 Long term debt and common stock
 issued (net of returns) in acquisition of
 intangible and other assets                             $  9,279     $  (348)
                                                         ====================


 See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998



1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 413 orthodontic centers located in 41 states as of June 30, 1998.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   REVENUE RECOGNITION

     The Company provides business operations, financial, marketing and administrative services to the orthodontic entities. These services are provided under service, management and consulting agreements with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "mangement agreements"). These management agreements are generally for a term of 20-40 years. The practicing orthodontists own the orthodontic entities.

     Revenue is earned by the Company under the management agreements with orthodontic entities equal to approximately 24% of new patient contract balances in the first month of new patient contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The orthodontic entities retain all orthodontic center revenue not paid to the Company as management fees. The amounts retained by the orthodontic entities are dependent on their financial performance, based in significant part on the orthodontic entities' cash receipts and

                     Orthodontic Centers of America, Inc.

2.   REVENUE RECOGNITION (CONTINUED)

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

4.   RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT

     In April 1998 the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. Upon adoption the SOP requires the write-off as the cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At June 30, 1998, the Company had deferred pre-opening costs of $160,000 and unamortized organizational costs of $890,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 413 orthodontic centers (the "Orthodontic Centers") in 41 states at June 30, 1998.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:


                                                                                Six months ended
                                            Year ended December 31,                  June 30,
                                  1992    1993    1994    1995    1996    1997         1998
                                  -----   -----   -----   -----   -----   -----        -----
Number of centers at
  beginning of period               31      47      55      75     145     247          360
Number of centers
  developed during period            5       4      22      44      53      58           31
Number of centers
  acquired during period            17       5       1      29      68      78           28
Number of centers
  consolidated during period        (6)     (1)     (3)     (3)    (19)    (23)          (6)
                                  ----    ----    ----    ----    ----    ----         ----
Number of centers
  at end of period                  47      55      75     145     247     360          413
                                  ====    ====    ====    ====    ====    ====         ====


     Of the 413 Orthodontic Centers at June 30, 1998, 230 were developed by the Company, 245 were existing orthodontic practices the assets of which were acquired by the Company and 62 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and affiliating with, existing practices.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At June 30, 1998, 279 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating $1.9 million for the six months ended June 30, 1998. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company.

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



                                 Six Months Ended   Three Months Ended
                                      June 30,          June 30,
                                    1998     1997     1998     1997
                                   -----    -----    -----    -----
Net revenue                        100.0%   100.0%   100.0%   100.0%
                                   -----    -----    -----    -----
Direct expenses
  Employee cost                     27.4     29.0     27.3     28.0
  Orthodontic supplies               7.9      7.3      7.8      7.5
  Rent                               8.3      8.8      8.2      8.3
  Advertising and marketing          8.6      8.0      9.0      8.6
                                   -----    -----    -----    -----
        Total direct expenses       52.2     53.1     52.3     52.4
General and administrative          10.6     11.7     10.5     11.8
Depreciation and amortization        5.3      4.6      5.3      4.7
                                   -----    -----    -----    -----
Operating profit                    31.9     30.6     31.9     31.1
Interest (income) expense           (0.5)    (1.2)    (0.1)    (1.0)
                                   -----    -----    -----    -----
Income before income taxes          32.4     31.8     32.0     32.1
Provision for income taxes          12.4     12.4     12.1     12.5
                                   -----    -----    -----    -----
Net income                          20.0%    19.4%    19.9%    19.6%
                                   =====    =====    =====    =====

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET REVENUE. Net revenue increased $26.8 million, or 51.2% to $79.2 million for the six months ended June 30, 1998 from $52.4 million for the six months ended June 30, 1997. Approximately, $16.8 million of this increase was attributable to the 182 (net of consolidations) Orthodontic Centers opened since January 1, 1997, approximately $9.5 million to the growth in net revenue of the 231 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 156,000 at June 30, 1998 from approximately 99,000 at June 30, 1997.

EMPLOYEE COSTS. Employee costs increased $6.5 million or 43.3% to $21.7 million for the six months ended June 30, 1998 from $15.2 million for the six months ended June 30, 1997. As a percentage of net revenue, however, employee costs decreased to 27.4% for the six months ended June 30, 1998 from 29.0% for the six months ended June 30, 1997. The percentage decreased as a result of efficiencies achieved through a general change in treatment schedules by the Affiliated Orthodontists to seeing patients every six weeks instead of every four weeks.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $2.4 million or 63.0% to $6.2 million for the six months ended June 30, 1998 from $3.8 million for the six months ended June 30, 1997. As a percentage of net revenue, orthodontic supplies expense increased to 7.9% for the six months ended June 30, 1998 from 7.3% for the six months ended June 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $1.9 million or 41.7% to $6.5 million for the six months ended June 30, 1998 from $4.6 million for the six months ended June 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1997. As a percentage of net revenue, however, rent expense decreased to 8.3% for the six months ended June 30, 1998 from 8.8% for the six months ended June 30, 1997. The decrease in the percentage was attributable to the decrease in average rent per center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $2.6 million or 62.3% to $6.8 million for the six months ended June 30, 1998 from $4.2 million for the six months ended June 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1997. As a percentage of net revenue, marketing and advertising expense increased to 8.6% for the six months ended June 30, 1998 from 8.0% for the six months ended June 30, 1997. The increase in this expense as a percentage of net revenue is attributable to the initiation of marketing in larger media markets after June 30, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $2.3 million or 36.6% to $8.4 million for the six months ended June 30, 1998 from $6.1 million for the six months ended June 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1997. As a percentage of net revenue, however, general and administrative expense decreased to 10.6% for the six months ended June 30, 1998 from 11.7% for the six months ended June 30, 1997. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for 64 Orthodontic Centers developed after June 30, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.8 million or 73.2% to $4.2 million for the six months ended June 30, 1998 from $2.4 million for the six months ended June 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased to 5.3% for the six months ended June 30, 1998 from 4.6% for the six months ended June 30, 1997.
The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1997.

OPERATING PROFIT. Operating profit increased $9.3 million or 58.2% to $25.3 million for the six months ended June 30, 1998 from $16.0 million for the six months ended June 30, 1997. As a percentage of net revenue, operating profit increased to 31.9% for the six months ended June 30, 1998 from 30.6% for the six months ended June 30, 1997 as a result of the factors discussed above.

INTEREST. Net interest income decreased $290,000 or 45.0% to $340,000 for the six months ended June 30, 1998 from $630,000 for the six months ended June 30, 1997. The decrease in net interest income resulted from a decrease in the Company's average investment balance.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $3.3 million or 51.7% to $9.8 million for the six months ended June 30, 1998 from $6.5 million for the six months ended June 30, 1997. As a result of certain state tax planning strategies, the Company's effective income tax rate decreased to 38.4% for the six months ended June 30, 1998 compared to 39.0% for the six months ended June 30, 1997.

NET INCOME. Net income increased $5.7 million or 55.9% to $15.8 million for the six months ended June 30, 1998 from $10.1 million for the six months ended June 30, 1997. As a percentage of net revenue, net income increased to 20.0% for the six months ended June 30, 1998 from 19.4% for the six months ended June 30, 1997 as a result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET REVENUE. Net revenue increased $14.0 million or 51.1% to $41.5 million for the three months ended June 30, 1998 from $27.5 million for the three months ended June 30, 1997. Approximately $8.7 million of this increase was attributable to the 157 (net of consolidations) Orthodontic Centers opened since January 1, 1997, approximately $5.1 million to the growth in net revenue of the 256 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 156,000 at June 30, 1998 from approximately 99,000 at June 30, 1997.

EMPLOYEE COSTS. Employee costs increased $3.6 million or 47.1% to $11.3 million for the three months ended June 30, 1998 from $7.7 million for the three months ended June 30, 1997. As a percentage of net revenue, however, employee costs decreased to 27.3% for the three months ended June 30, 1998 from 28.0% for the three months ended June 30, 1997. The percentage decreased as a result of efficiencies achieved through a general change in treatment schedules by the Affiliated Orthodontists to seeing patients every six weeks instead of every four weeks.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.2 million or 57.2% to $3.2 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997. As a percentage of net revenue, orthodontic supplies expense increased to 7.8% for the three months ended June 30, 1998 from 7.5% for the three months ended June 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $1.1 million or 49.8% to $3.4 million for the three months ended June 30, 1998 from $2.3 million for the three months ended June 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1997. As a percentage of net revenue, however, rent expense decreased to 8.2% for the three months ended June 30, 1998 from 8.3% for the three months ended June 30, 1997. The decrease in the percentage was attributable to the decrease in average rent per center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.4 million or 58.4% to $3.8 million for the three months ended June 30, 1998 from $2.4 million for the three months ended June 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1997. As a percentage of net revenue, marketing and advertising expense increased to 9.0% for the three months ended June 30, 1998 from 8.6% for the three months ended June 30, 1997. The increase in this expense as a percentage of net revenue is attributable to the initiation of marketing in larger media markets after June 30, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.2 million or 34.8% to $4.4 million for the three months ended June 30, 1998 from $3.2 million for the three months ended June 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1997. As a percentage of net revenue, however, general and administrative expense decreased to 10.5% for the three months ended June 30, 1998 from 11.8% for the three months ended June 30, 1997. General and administrative expense decreased as a percentage of net revenue primarily as a result of decreased startup costs for 64 Orthodontic Centers developed after June 30, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $900,000 or 68.1% to $2.2 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased to 5.3% for the three months ended June 30, 1998 from 4.7% for the three months ended June 30, 1997. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1997.

OPERATING PROFIT. Operating profit increased $4.7 million or 55.3% to $13.2 million for the three months ended June 30, 1998 from $8.5 million for the three months ended June 30, 1997. As a percentage of net revenue, operating profit increased to 31.9% for the three months ended June 30, 1998 from 31.1% for the three months ended June 30, 1997 as a result of the factors discussed above.

INTEREST. Net interest income decreased $240,000 or 86.9% to $40,000 for the three months ended June 30, 1998 from $280,000 for the three months ended June 30, 1997. The decrease in net interest income resulted from a decrease in the Company's average investment balance.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.6 million or 46.0% to $5.0 million for the three months ended June 30, 1998 from $3.4 million for the three months ended June 30, 1997. As a result of certain state tax planning strategies, the Company's effective income tax rate decreased to 37.8% for the three months ended June 30, 1998 compared to 39.0% for the three months ended June 30, 1997.

NET INCOME. Net income increased $2.9 million or 53.9% to $8.3 million for the three months ended June 30, 1998 from $5.4 million for the three months ended June 30, 1997. As a percentage of net revenue, net income increased to 19.9% for the three months ended June 30, 1998 from 19.6% for the three months ended June 30, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $7.8 million for the six month period ended June 30, 1998 as compared to $3.9 million in the comparable period of 1997. Included in net cash used by operations for the six months ended June 30, 1998, were estimated tax payments of $14.4 million which exceeded the current quarterly tax provision by $4.6 million. In addition, the $8.3 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at June 30, 1998 increased $10.1 million over December 31, 1997 levels as a result of the increase in the number of patients treated in the Orthodontic Centers. The following represents information with regard to the Company's Orthodontic Centers open less than 26 months and those open greater than 26 months:

                                                        Six months ended
                                                            June 30,
                                                      1998             1997
                                                   ---------         --------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
---------------------------------------------
 Patient receivables                               $   (695)         $  (933)
 Unbilled patient receivables and
   patient prepayments                                 (971)            (366)
                                                   ---------         --------
                                                     (1,666)          (1,299)

Orthodontic Centers affiliated less than 26 months
---------------------------------------------------

 Patient receivables                                 (3,372)          (2,413)
 Unbilled patient receivables and
   patient prepayments                               (5,024)          (4,573)
                                                    -------          -------
                                                     (8,396)          (6,986)
                                                   ---------         --------
Total increase in patient receivables              $(10,062)         $(8,285)
                                                   =========         ========

     The Company expects that available cash, cash equivalents, and short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term. The Company has existing lines of credit and is negotiating additional lines of credit as may be required for general working capital needs. During the 12 month period ended June 30, 1998, the Company expended $83.5 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments were reduced by only $30.7 million as summarized below. The remainder of the cash expenditures were financed from the Company's operating cash flow and the Company's November 1997 common stock offering.



                                                         Six months ended
                                                             June 30,
                                                        1998          1997
                                                      --------      --------
Cash, cash equivalents and available for sale
investments at January 1.                             $ 30,726      $ 30,930

Decrease in cash, cash equivalents and available
for sale investments, six months ended June 30.        (30,467)      (17,403)
                                                      --------      --------

Cash, cash equivalents and available for sale
investments at June 30.                               $    259      $ 13,887
                                                      ========      ========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of the Company was held on Tuesday, May 12, 1998. At this meeting, the following matters were voted upon by the Company's stockholders.

(a) Elector of Class III Directors


     Geoffrey L. Faux and A. Gordon Tunstall were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2001 or until their successors are elected and qualified. The vote was as follows:


                        Votes Cast        Votes Cast        Abstentions
Name                     In Favor     Against or Withheld    Non Votes
----                    ----------    -------------------   -----------

Geoffrey L. Faux         44,206,160                     0       439,621
A. Gordon Tunstall       44,529,800                     0       115,981

     The following directors continued in office following the meeting:

Name                              Term Expires
----                              ------------
Michael C. Johnsen                    1999
Edward J. Walters                     1999
Ashton J. Ryan, Jr.                   1999
Gasper Lazzara, Jr., DDS              2000
Bartholomew F. Palmisano, Sr.         2000

(b) Selection of Independent Auditors

     The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1998 by the following vote:

             Votes Cast          Votes Cast        Abstentions
              In Favor       Against or Withheld    Non Votes
             ----------      -------------------   -----------

             44,632,361            2,115              11,305

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     Exhibit number           Description
     --------------           -----------
          27                  Financial Data Schedule

     (B) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended June 30, 1998.

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



                        Orthodontic Centers of America, Inc.
                        ------------------------------------
                                   (Registrant)



Date:  August 11, 1998   /s/ Bartholomew F. Palmisano, Sr.
                        ------------------------------------
                        Bartholomew F. Palmisano, Sr.
                        Chief Financial Officer, Senior Vice President Treasurer and Secretary