Form 10-Q
period 1998-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1998-11-16
CIK 931702

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998, OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.


                         Commission File No.: 0-25256


                     ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                             72-1278948
--------------------------------           ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             identification number)

5000 Sawgrass Village, Suite 25
  Ponte Vedra Beach, Florida                        32082
---------------------------------          -----------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [_]

At November 4, 1998, there were 47,792,329 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


                                                                     Page
                                                                     ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997................ 3

              Condensed Consolidated Statements of Income -
              Nine months ended September 30, 1998
              and 1997................................................ 4

              Condensed Consolidated Statements of Income -
              Three months ended September 30, 1998
              and 1997................................................ 5

              Condensed Consolidated Statements of Cash Flow -
              Nine months ended September 30, 1998 and 1997........... 6

              Notes to Condensed Consolidated Financial
              Statements  September 30, 1998.......................... 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........... 9

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk............................................ 14

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K....................... 15


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

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements


                     Orthodontic Centers of America, Inc.

                     Condensed Consolidated Balance Sheets

                                                      September 30    December 31
                                                          1998          1997 (1)
                                                     --------------   ------------
                                                       (Unaudited)
                                                                 (in thousands)
ASSETS:
Current assets:
 Cash and cash equivalents                                $    497       $  9,865
 Investments                                                   ---         18,790
 Patient receivables, net                                   18,480         13,865
 Unbilled patient receivables, net                          42,128         32,018
 Deferred income tax asset                                   2,317          2,080
 Amounts receivable from
  orthodontic entities                                       5,253          3,213
 Supplies inventory, prepaid expenses
  and other assets                                           6,885          5,066
                                                          --------       --------
Total current assets                                        75,560         84,897
Property, equipment & improvements, net                     46,535         35,604
Investments                                                    ---          2,071
Amounts receivable from orthodontic
 entities, less current portion                              7,570          5,881
Intangible assets                                          140,825        100,121
Other assets                                                   401            401
                                                          --------       --------
Total assets                                              $270,891       $228,975
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable and other current
  liabilities                                             $ 10,451       $ 12,753
 Current portion of long-term debt                           3,981          3,901
                                                          --------       --------
Total current liabilities                                   14,432         16,654
Deferred income taxes                                       17,172         15,089
Long-term debt, less current portion                        19,939          6,492

Stockholders' Equity:
 Preferred stock                                               ---            ---
 Common stock, $.01 par value per share,
  100,000,000 shares authorized, 47,792,329
  shares outstanding at September 30, 1998 and
  47,372,733 shares outstanding
  at December 31, 1997                                         478            474
 Additional paid-in capital                                157,428        153,334
 Due from key employees                                     (5,236)        (5,236)
 Capital contrib. rec. from s/h                             (2,618)        (2,618)
 Retained earnings                                          69,296         44,786
                                                          --------       --------
Total stockholders' equity                                 219,348        190,740
                                                          --------       --------
Total liabilities and
 stockholders' equity                                     $270,891       $228,975
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

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)


                                   Nine months ended
                                      September 30
                                 ---------------------
                                  1998          1997
                                 ------        -------
                                 (in thousands, except
                                     per share data)

Net revenue                        $123,918    $83,817

Direct expenses:
 Employee costs                      34,040     23,987
 Orthodontic supplies                 9,664      6,240
 Rent                                10,211      7,283
 Marketing and advertising           11,145      7,127
                                   --------    -------
                                     65,060     44,637

General and administrative           13,029      9,733
Depreciation and amortization         6,605      3,934
                                   --------    -------
Operating profit                     39,224     25,513

Interest expense                       (139)      (203)
Interest income                         538        988
                                   --------    -------
Income before income taxes           39,623     26,298

Provision for income taxes           15,112     10,256
                                   --------    -------
Net income                          $24,511    $16,042
                                    =======    =======

Net income per share:
   Basic                            $  0.51    $  0.36
                                    =======    =======

   Diluted                          $  0.50    $  0.36
                                    =======    =======

Average shares outstanding
   Basic                             47,641     43,981
                                    =======    =======

   Diluted                           48,593     44,805
                                    =======    =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                  Three Months Ended
                                     September 30
                                 ---------------------
                                   1998         1997
                                 ---------------------
                                 (in thousands, except
                                    per share data)

Net revenue                        $44,697    $31,439

Direct expenses:
 Employee costs                     12,308      8,819
 Orthodontic supplies                3,434      2,417
 Rent                                3,663      2,662
 Marketing and advertising           4,319      2,922
                                   -------    -------
                                    23,724     16,820

General and administrative           4,634      3,587
Depreciation and amortization        2,417      1,516
                                   -------    -------
Operating profit                    13,922      9,516

Interest expense                       (57)       (56)
Interest income                        113        209
                                   -------    -------
Income before income taxes          13,978      9,669

Provision for income taxes           5,277      3,771
                                   -------    -------
Net income                         $ 8,701    $ 5,898
                                   =======    =======

Net income per share:
   Basic                           $  0.18    $  0.13
                                   =======    =======

   Diluted                         $  0.18    $  0.13
                                   =======    =======

Average shares outstanding
   Basic                            47,768     44,296
                                   =======    =======

   Diluted                          48,634     45,169
                                   =======    =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                          Nine months ended
                                                             September 30
                                                          --------------------
                                                            1998       1997
                                                          -------    ---------
                                                             (in thousands)

Operating activities:
  Net income                                             $ 24,511    $ 16,042
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt expense                         1,796       1,349
     Depreciation and amortization                          6,605       3,934
     Deferred income taxes                                  1,436        (542)
     Changes in operating assets and liabilities

    Patient receivables                                    (5,848)     (5,797)

      Unbilled patient receivables and

     patient prepayments                                  (10,259)     (8,197)

      Supplies inventory, prepaid expenses
        and other                                          (1,819)     (1,132)
      Amounts receivable from/payable to
        orthodontic entities                                 (622)         32
      Accounts payable and other current
      liabilities                                          (2,701)      4,372
                                                         --------    --------
Net cash provided by operating activities                  13,098      10,061

Investing Activities:
 Purchase of property, equipment
   and improvements                                       (14,409)    (11,197)
 Net proceeds from
   available-for-sale investments                          20,861      12,065
 Advances to orthodontic entities                          (4,739)     (5,009)
 Payments from orthodontic entities                         1,708       5,339
 Intangible assets acquired                               (32,667)    (19,709)
                                                         --------    --------
Net cash provided by (used in) investing activities       (29,246)    (18,511)

Financing activities:
 Issuance of common stock                                     250         420
 Proceeds from long term debt                              12,022         ---
 Repayment of long-term debt                               (5,492)       (771)
                                                         --------    --------
Net cash provided by
 (used in) financing activities                             6,780        (351)
                                                         --------    --------

Change in cash
 and cash equivalents                                      (9,368)     (8,801)
Cash & cash equivalents at
 beginning of period                                        9,865      11,827
                                                         --------    --------
Cash & cash equivalents at
 end of period                                           $    497    $  3,026
                                                         ========    ========

Supplemental cash flow information
 Interest paid                                           $    139    $    203
                                                         ========    ========

 Income taxes paid                                       $ 19,792    $  9,560
                                                         ========    ========

Supplemental disclosures of
 non-cash investing and financing
 activities:

 Long term debt and common stock
 issued (net of returns) in acquisition of
 intangible and other assets                             $ 11,757    $  7,433
                                                         ========    ========

 See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1998

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 438 orthodontic centers located in 41 states as of September 30, 1998.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2.   REVENUE RECOGNITION

     The Company provides business operations, financial, marketing and administrative services to the orthodontic entities. These services are provided under service, management and consulting agreements with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "management agreements"). These management agreements are generally for a term of 20-40 years, with most being 20-25 years. The practicing orthodontists own the orthodontic entities.

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

4.   RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT

     In April 1998 the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. Upon adoption the SOP requires the write-off as the cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At September 30, 1998, the Company had deferred pre-opening costs of $160,000 and unamortized organizational costs of $1,020,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 438 orthodontic centers (the "Orthodontic Centers") in 41 states at September 30, 1998.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                               Nine months ended
                                              Year ended December 31,             September 30,
                                  1992    1993    1994    1995    1996    1997        1998
                                  -----   -----   -----   -----   -----   -----       -----

Number of centers at
  beginning of period               31      47      55      75     145     247         360
Number of centers
  developed during period            5       4      22      44      53      58          43
Number of centers
  acquired during period            17       5       1      29      68      78          46
Number of centers
  consolidated during period        (6)     (1)     (3)     (3)    (19)    (23)        (11)
                                  ----    ----    ----    ----    ----    ----        ----
Number of centers
  at end of period                  47      55      75     145     247     360         438
                                  ====    ====    ====    ====    ====    ====        ====



     Of the 438 Orthodontic Centers at September 30, 1998, 242 were developed by the Company, 263 were existing orthodontic practices the assets of which were acquired by the Company and 67 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and affiliating with, existing practices.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At September 30, 1998, 271 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating $3.0 million for the nine months ended September 30, 1998. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers with respect to which long-term agreements were entered into with the Company.

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

                                   Nine months ended    Three Months Ended
                                     September 30,        September 30,
                                   -----------------    ------------------
                                    1998      1997        1998     1997
                                   ------    -----        ----     ----
Net revenue                        100.0%   100.0%        100.0%   100.0%
                                   -----    -----         -----    -----
Direct expenses
  Employee cost                     27.5     28.6           27.5     28.1
  Orthodontic supplies               7.8      7.4            7.7      7.7
  Rent                               8.2      8.7            8.2      8.5
  Marketing and advertising          9.0      8.5            9.7      9.3
                                   -----    -----          -----    -----
        Total direct expenses       52.5     53.3           53.1     53.6
General and administrative          10.5     11.6           10.4     11.4
Depreciation and amortization        5.3      4.7            5.4      4.7
                                   -----    -----          -----    -----
Operating profit                    31.7     30.4           31.1     30.3
Interest (income) expense           (0.3)    (1.0)          (0.2)    (0.5)
                                   -----    -----          -----    -----
Income before income taxes          32.0     31.4           31.3     30.8
Provision for income taxes          12.2     12.3           11.8     12.0
                                   -----    -----          -----    -----

Net income                          19.8%    19.1%          19.5%    18.8%
                                   =====    =====          =====    =====

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUE. Net revenue increased $40.1 million, or 47.8%, to $123.9 million for the nine months ended September 30, 1998 from $83.8 million for the nine months ended September 30, 1997. Approximately, $25.1 million of this increase was attributable to the 207 (net of consolidations) Orthodontic Centers opened since January 1, 1997, approximately $14.7 million to the growth in net revenue of the 231 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 178,000 at September 30, 1998 from approximately 116,000 at September 30, 1997.

EMPLOYEE COSTS. Employee costs increased $10.1 million, or 41.9%, to $34.0 million for the nine months ended September 30, 1998 from $24.0 million for the nine months ended September 30, 1997. As a percentage of net revenue, however, employee costs decreased to 27.5% for the nine months ended September 30, 1998 from 28.6% for the nine months ended September 30, 1997. The percentage decrease primarily reflects capacity efficiencies achieved through general changes to patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $3.5 million, or 54.9%, to $9.7 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997. As a percentage of net revenue, orthodontic supplies expense increased to 7.8% for the nine months ended September 30, 1998 from 7.4% for the nine months ended September 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $2.9 million, or 40.2%, to $10.2 million for the nine months ended September 30, 1998 from $7.3 million for the nine months ended September 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1997. As a percentage of net revenue, however, rent expense decreased to 8.2% for the nine months ended September 30, 1998 from 8.7% for the nine months ended September 30, 1997. The decrease in the percentage was attributable to the decrease in average rent per center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $4.0 million, or 56.4%, to $11.1 million for the nine months ended September 30, 1998 from $7.1 million for the nine months ended September 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1997. As a percentage of net revenue, marketing and advertising expense increased to 8.5% for the nine months ended September 30, 1998 from 9.0% for the nine months ended September 30, 1997. The increase in this expense as a percentage of net revenue is attributable to the initiation of marketing in larger media markets after September 30, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $3.3 million, or 33.9%, to $13.0 million for the nine months ended September 30, 1998 from $9.7 million for the nine months ended September 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1997. As a percentage of net revenue, however, general and administrative expense decreased to 10.5% for the nine months ended September 30, 1998 from 11.6% for the nine months ended September 30, 1997. General and administrative expense decreased as a percentage of net revenue as a result of lower average startup costs for Orthodontic Centers developed after September 30, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.7 million, or 67.8%, to $6.6 million for the nine months ended September 30, 1998 from $3.9 million for the nine months ended September 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased to 5.3% for the nine months ended September 30, 1998 from 4.7% for the nine months ended September 30, 1997. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1997.

OPERATING PROFIT. Operating profit increased $13.7 million, or 53.7%, to $39.2 million for the nine months ended September 30, 1998 from $25.5 million for the nine months ended September 30, 1997. As a percentage of net revenue, operating profit increased to 31.7% for the nine months ended September 30, 1998 from 30.4% for the nine months ended September 30, 1997 as a result of the factors discussed above.

INTEREST. Net interest income decreased $390,000, or 49.1%, to $400,000 for the nine months ended September 30, 1998 from $784,000 for the nine months ended September 30, 1997. The decrease in net interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 and November 1997 public offerings.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $4.9 million, or 47.3%, to $15.1 million for the nine months ended September 30, 1998 from $10.3 million for the nine months ended September 30, 1997. The Company's effective income tax rate was 38.1% for the nine months ended September 30, 1998 and 39.0% for the nine months ended September 30, 1997.

NET INCOME. Net income increased $8.5 million, or 52.8%, to $24.5 million for the nine months ended September 30, 1998 from $16.0 million for the nine months ended September 30, 1997. As a percentage of net revenue, net income increased to 19.8% for the nine months ended September 30, 1998 from 19.1% for the nine months ended September 30, 1997 as a result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUE. Net revenue increased $13.3 million, or 42.2%, to $44.7 million for the three months ended September 30, 1998 from $31.4 million for the three months ended September 30, 1997. Approximately, $7.0 million of this increase was attributable to the 146 (net of consolidations) Orthodontic Centers opened since October 1, 1997, approximately $6.3 million to the growth in net revenue of the 292 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 178,000 at September 30, 1998 from approximately 116,000 at September 30, 1997.

EMPLOYEE COSTS. Employee costs increased $3.5 million, or 39.6%, to $12.3 million for the three months ended September 30, 1998 from $8.8 million for the three months ended September 30, 1997. As a percentage of net revenue, however, employee costs decreased to 27.5% for the three months ended September 30, 1998 from 28.1% for the three months ended September 30, 1997. The percentage decrease primarily reflects capacity efficiencies achieved through general changes to patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.0 million, or 42.1%, to $3.4 million for the three months ended September 30, 1998 from $2.4 million for the three months ended September 30, 1997. As a percentage of net revenue, orthodontic supplies expense remained constant at 7.7% for the three months ended September 30, 1998 and for the three months ended September 30, 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $1.0 million, or 37.6%, to $3.7 million for the three months ended September 30, 1998 from $2.7 million for the three months ended September 30, 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1997. As a percentage of net revenue, however, rent expense decreased to 8.2% for the three months ended September 30, 1998 from 8.5% for the three months ended September 30, 1997. The decrease in the percentage was attributable to the decrease in average rent per center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.4 million, or 47.8%, to $4.3 million for the three months ended September 30, 1998 from $2.9 million for the three months ended September 30, 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1997. As a percentage of net revenue, marketing and advertising expense increased to 9.7% for the three months ended September 30, 1998 from 9.3% for the three months ended September 30, 1997. The increase in this expense as a percentage of net revenue is attributable to the initiation of marketing in larger media markets after September 30, 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.0 million, or 29.2%, to $4.6 million for the three months ended September 30, 1998 from $3.6 million for the three months ended September 30, 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1997. As a percentage of net revenue, however, general and administrative expense decreased to 10.4% for the three months ended September 30, 1998 from 11.4% for the three months ended September 30, 1997. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after September 30, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $900,000, or 59.4%, to $2.4 million for the three months ended September 30, 1998 from $1.5 million for the three months ended September 30, 1997. As a percentage of net revenue, depreciation and amortization expense increased to 5.4% for the three months ended September 30, 1998 from 4.7% for the three months ended September 30, 1997. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1997.

OPERATING PROFIT. Operating profit increased $4.4 million, or 46.3%, to $13.9 million for the three months ended September 30, 1998 from $9.5 million for the three months ended September 30, 1997. As a percentage of net revenue, operating profit increased to 31.1% for the three months ended September 30, 1998 from 30.3% for the three months ended September 30, 1997 as a result of the factors discussed above.

INTEREST. Net interest income decreased $90,000, or 86.9%, to $60,000 for the three months ended September 30, 1998 from $150,000 for the three months ended September 30, 1997. The decrease in net interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 and November 1997 public offerings.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.5 million, or 40.0%, to $5.3 million for the three months ended September 30, 1998 from $3.7 million for the three months ended September 30, 1997. The Company's effective income tax rate was 37.8% for the three months ended September 30, 1998 and 39.0% for the three months ended September 30, 1997.

NET INCOME. Net income increased $2.8 million, or 47.5%, to $8.7 million for the three months ended September 30, 1998 from $5.9 million for the three months ended September 30, 1997. As a percentage of net revenue, net income increased to 19.5% for the three months ended September 30, 1998 from 18.8% for the three months ended September 30, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $13.1 million for the nine month period ended September 30, 1998 as compared to $10.1 million in the comparable period of 1997. Included in net cash used by operations for the nine months ended September 30, 1998 were estimated tax payments of $19.8 million, which exceeded the current quarterly tax provision by $4.7 million. In addition, the $24.5 million in net income for the period was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at

September 30, 1998 increased $16.1 million over December 31, 1997 levels as a result of the increase in the number of patients treated in the Orthodontic Centers. The following represents information with regard to the Company's Orthodontic Centers open less than 26 months and those open greater than 26 months:

                                                    Nine months ended
                                                       September 30,
                                                  -----------------------
                                                   1998             1997
                                                  -------          ------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over
 26 months
-----------------------------------
  Patient receivables                             $   (768)      $ (1,300)
  Unbilled patient receivables and
   patient prepayments                              (1,947)          (648)
                                                  --------       --------
                                                    (2,715)        (1,948)
Orthodontic Centers affiliated less than
 26 months
----------------------------------------
 Patient receivables                                (5,080)        (3,663)
 Unbilled patient receivables and
  patient prepayments                               (8,312)        (8,103)
                                                  --------       --------
                                                   (13,392)       (11,766)
                                                  --------       --------
Total increase in patient receivables             $(16,107)      $(13,714)
                                                  ========       ========

     The Company expects that available cash, cash equivalents, and existing short-term lines of credit will be sufficient to meet its normal operating requirements, including acquisitions of management and consulting contracts, over the near term. The Company has an existing $100 million line of credit for expansion and general working capital needs. During the 12 month period ended September 30, 1998, the Company expended $91.0 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments were reduced by only $30.2 million as summarized below. The remainder of the cash expenditures were financed from the Company's operating cash flow, the Company's November 1997 common stock offering and the Company's line of credit.


                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                            1998         1997
                                                           ------       ------

Cash, cash equivalents and available for sale
investments at January 1.                                  $ 30,726    $ 30,930

Decrease in cash, cash equivalents and available
for sale investments, nine months ended September 30.       (30,229)    (20,866)
                                                           --------    --------
Cash, cash equivalents and available for sale
investments at September 30.                               $    497    $ 10,064
                                                           ========    ========

YEAR 2000

     Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or programs to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures. The Company's business depends in part upon its ability to store, retrieve, process and manage significant databases, and periodically to expand and upgrade its information processing capabilities. The Company recently upgraded its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers. The Company also conducted an analysis of its computer system to identify areas that could be affected by the "year 2000" issue, and believes that this computer system upgrade will adequately address issues relating to the year 2000. The expenses of the year 2000 project are not expected to have a material effect on the Company's financial position or results of operations. The year 2000 issue may affect the systems of various entities with which the Company interacts, including the Company's suppliers, and the Company is coordinating its efforts to address the year 2000 issue with those entities. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

     Pursuant to recent amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, discretionary voting authority conferred in proxies solicited by the Company's Board of Directors in connection with the Company's 1999 annual meeting of stockholders may be exercised with respect to any matter raised at the annual meeting, if the Company does not receive notice of the matter on or prior to February 24, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS


     Exhibit number      Description
     --------------      -----------
          27             Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended September 30, 1998.

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

                              Orthodontic Centers of America, Inc.
                              ------------------------------------
                                          (Registrant)


Date:  November 13, 1998      /s/ Bartholomew F. Palmisano, Sr.
                              --------------------------------------------------
                              Bartholomew F. Palmisano, Sr.
                              Co-Chief Executive Officer, Senior Vice President
                              Treasurer and Secretary

                              /s/ Bartholomew F. Palmisano, Jr.
                              --------------------------------------------------
                              Bartholomew F. Palmisano, Jr.
                              Chief Financial Officer, Assistant Secretary