Form 10-K405
period 1998-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1999-04-01
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     __________.

                         COMMISSION FILE NO.: 0-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                     72-1278948
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 5000 SAWGRASS VILLAGE CIRCLE, SUITE 25
     PONTE VEDRA BEACH, FLORIDA                              32082
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (904) 280-4500
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
-------------------------------------- -----------------------------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]    NO[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 30, 1999 was approximately $616,780,194 based upon the closing price per share of the Registrant's Common Stock as reported on the New York Stock Exchange on March 30, 1999. As of March 30, 1999, there were 48,002,576 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 1999 are incorporated by reference into Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW OF THE COMPANY

     The Company is the leading provider of practice management services to orthodontic practices in the United States, based on annual net revenue, annual net income, number of affiliated orthodontists and number of orthodontic centers. The Company develops orthodontic centers ("Orthodontic Centers") and manages the business operations and marketing aspects of orthodontic practices, thereby allowing orthodontists who are affiliated with the Company ("Affiliated Orthodontists") to focus on delivering quality patient care. Since its inception in 1985, the Company has grown to manage 469 Orthodontic Centers located in 41 states, Puerto Rico, Japan and Mexico, with 275 Affiliated Orthodontists at December 31, 1998. From January 1, 1985 to December 31, 1998, the Company developed 252 Orthodontic Centers, acquired the assets of, and affiliated with, 284 existing orthodontic practices and consolidated 67 Orthodontic Centers.

     Management believes that the Company's success has resulted in large part from the quality of the Company's Affiliated Orthodontists and the value that the Company is able to add to the Affiliated Orthodontists' practices. By implementing the Company's operating strategy and proprietary operating systems, management believes that Affiliated Orthodontists have been able to realize significantly greater productivity, patient base and profitability than traditional orthodontic practices.

     The Company's proprietary office design permits an Affiliated Orthodontist to treat patients without moving from room to room. The Company's proprietary patient scheduling system groups appointments by the type of procedure and dedicates certain days exclusively to new patients. These operating systems, along with the efficient use of an average of five orthodontic assistants per Orthodontic Center, have enabled Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1997 to treat an average of 77 patients per nine-hour patient treatment day during 1998. Orthodontists in the United States treated an average of 45 patients per operating day in 1996.

     The Company develops and implements marketing plans for the Orthodontic Centers, utilizing local television, radio and print advertising and internal marketing promotions. During 1998, the Company spent an average of approximately $75,353 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1996. As a result of this marketing strategy, during 1998, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 501 new case starts as compared to the 1996 national average of approximately 180 new case starts per orthodontist.

     The Company is not engaged in the practice of orthodontics. The Affiliated Orthodontists maintain full control over their orthodontic practices, determine which personnel, including orthodontic assistants, to hire or terminate and set their own standards of practice in order to promote quality orthodontic care.

THE ORTHODONTIC INDUSTRY

     Industry Overview

     In 1996, orthodontists in the United States initiated treatment for approximately 1.6 million patients, according to the 1997 Journal of Clinical Orthodontists Orthodontic Practice Study (the "1997 JCO Study"), a biannual study of the United States orthodontic industry. Of these patients, approximately 80.9% were between the ages of nine and 18 and the remaining 19.1% were primarily adults between the ages of 25 and 35. The number of adults seeking treatment has increased in recent years from 332,000 case starts in 1989 to approximately 480,000 case starts in 1996. Based upon the results of a 1994 study conducted by members of the Department of Orthodontics of the University of Florida and based upon management's experience in the orthodontic industry, management believes that the total market for orthodontic services substantially exceeds the number of patients currently seeking treatment.

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

     The table below presents certain information included in the 1997 JCO Study concerning the United States orthodontic industry in each of the years presented:

                                     1990         1991         1992         1993         1994         1995         1996
                                -----------   ----------  -----------  -----------   ----------   -----------  -----------
Number of practicing
 orthodontists................        8,720        8,760        8,856        8,958        9,060        9,098        9,115

Number of new patient cases...    1,308,000    1,314,000    1,416,960    1,478,070    1,540,200    1,592,150    1,640,700

Average fee per case..........   $    3,050   $    3,221   $    3,401   $    3,447   $    3,492   $    3,649   $    3,703

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

OPERATING STRATEGY

     The Company seeks to add value to the orthodontic practices that it manages. Key elements of the Company's operating strategy include:

     Emphasizing Quality Patient Care. All Affiliated Orthodontists are graduates of accredited orthodontic training programs and participate in advisory committees that meet twice a year to perform peer review studies and to consult with the Affiliated Orthodontists. The Affiliated Orthodontists have practiced orthodontics for an average of approximately 13 years and approximately 22% have held teaching positions. In addition, the Company provides operating systems and support that enhance the ability of Affiliated Orthodontists to provide quality patient care. Senior clinical technicians and the clinical staff receive training in procedures which enhance the level of patient service. Quality of care is monitored through peer review procedures administered by the Affiliated Orthodontists through their advisory committee.

     Stimulating Demand in Local Markets. The Company develops and implements marketing plans for each Orthodontic Center, utilizing local television, radio and print advertising and internal marketing promotions. Based upon the success of the Orthodontic Centers in attracting new patients, management believes that the Company's marketing activities, along with the affordable payment plans provided by the Orthodontic Centers, have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. During 1998, the Company spent on average approximately $75,353 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1996. During 1998, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 501 new case starts as compared to the 1996 national average of approximately 180 new case starts per orthodontist.

     Achieving Operating Efficiencies and Economies of Scale. The Company implements a variety of operating procedures and systems designed to improve the productivity and profitability of the Orthodontic Centers and to achieve economies of scale, while maintaining quality patient care. These include Orthodontic Center office designs which increase the number of patients the clinical staff can treat and enhance patient comfort and privacy, a scheduling system designed to increase capacity utilization at each Orthodontic Center, efficient use of orthodontic assistants and centralized purchasing and distribution systems. During 1998, Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1997 treated an average of 77 patients per nine-hour patient treatment day. Orthodontists in the United States treated an average of 45 patients per operating day in 1996.

     Increasing Market Penetration With Affordable Payment Plans. The Orthodontic Centers generally provide a payment plan recommended by the Company which consists of no down payment, equal monthly payments over the term of the treatment and a final payment at completion of the treatment. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase, consisting of no down payment, equal monthly payments of $109 per month over the term of the treatment and a final payment of $436. Management believes that this payment plan and the Company's marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for between 26 and 32 months, the total fees charged by the Affiliated Orthodontists averaged approximately $3,238 in 1998, which was below the 1996 national average of $3,650 to $3,950 for the same period of treatment. Management believes that the Orthodontic Centers are able to charge lower fees because of the operating efficiencies resulting from the office designs of Orthodontic Centers, the patient scheduling systems, efficient use of orthodontic assistants and centralized purchasing and distribution systems.

     Capitalizing on Information Systems. In addition to providing marketing and operating expertise, the Company provides Affiliated Orthodontists with monthly operating data and quarterly financial statements for each Orthodontic Center, including management's analysis of the financial results and recommended changes to improve financial and operating performance.

GROWTH STRATEGY

     The Company's growth strategy is to develop new Orthodontic Centers and to affiliate with existing practices in both new and existing markets. At December 31, 1994, 1995, 1996, 1997 and 1998 there were 46, 78, 133, 205 and 275
Affiliated Orthodontists, respectively. Management believes that orthodontists choose to affiliate with the Company because the Company provides: (i) the capital required to open an Orthodontic Center; (ii) the business and clinical systems and staffing required to operate a new Orthodontic Center; (iii) the opportunity to increase substantially practice income derived by the orthodontists; (iv) the opportunity to increase the orthodontists' focus on patient care rather than administration; and (v) the opportunity to eliminate the need for business development efforts designed to generate referrals from general dentists.

     Since its inception in 1985, the Company has grown to manage 469 Orthodontic Centers located in 41 states, Puerto Rico, Japan and Mexico, with 275 Affiliated Orthodontists at December 31, 1998. Key elements of the Company's growth strategy include:

     Development of New Orthodontic Centers. From January 1, 1985 to December 31, 1998, the Company developed 252 Orthodontic Centers. The Company actively markets itself to orthodontists by targeting practicing orthodontists, military orthodontists and orthodontic students, including the approximately 200 orthodontists who graduate each year from accredited United States orthodontic graduate programs, who are interested in opening new practices. The Company recruits additional orthodontists through referrals from Affiliated Orthodontists, attending orthodontic conventions, trade shows and association meetings, visiting orthodontic graduate schools and advertising in professional journals. The Company also intends to continue to develop additional Orthodontic Centers with current Affiliated Orthodontists.

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

     Affiliation with Existing Orthodontic Practices. From January 1, 1985 to December 31, 1998, the Company acquired the assets of, and affiliated with, 284 existing orthodontic practices. The Company actively markets itself to experienced orthodontists through referrals from Affiliated Orthodontists, attending orthodontic conventions, trade shows and association meetings and advertising in professional journals. Of these existing practices, approximately 81% generated less than $500,000 of patient revenue during the 12 months prior to their affiliation with the Company. Management believes that focusing on orthodontic practices of this size provides the Company with the opportunity to achieve higher revenue growth rates and lower acquisition costs, relative to larger practices. Existing practices that have affiliated with the Company have experienced increased average gross revenue and operating income following their affiliation. The Company frequently relocates existing practices to new facilities. The Company intends to continue to relocate existing practices to new facilities and also intends to continue to evaluate additional potential affiliations.

     Traditional Orthodontic Practices. During 1997, the Company created a new division which focuses on affiliations with traditional, internally-marketed orthodontic practices that generate relatively large amounts of patient fees. At December 31, 1998, there were 42 Orthodontic Centers operating in the new division. Although the Company intends to continue to focus primarily on practices that advertise, management believes that affiliating with selected traditional practices will provide the Company with additional opportunities for growth. According to the 1997 JCO Study, most orthodontists practicing in the United States do not advertise through mass media. The Company has engaged the services of Dr. Ronald M. Roncone to assist the Company in developing this new division. Dr. Roncone operates an orthodontic practice in California and lectures extensively to other orthodontists on methods of expanding an orthodontic practice.

     International Expansion. During 1998, the Company opened Orthodontic Centers for Affiliated Orthodontists in Japan and Mexico, marking the Company's entry into the international market. The Company also opened Orthodontic Centers in San Juan, Puerto Rico in 1998. The Company has also been approached by orthodontists and others in Australia, Canada and Europe about expanding the Company's operating strategy to those areas. Expansion into countries outside the United States involves consideration of the regulatory environment, market demographics and economic conditions, and the ability to recruit and obtain financial commitments from orthodontists and business personnel in the market. Although the Company intends to continue to focus primarily on orthodontic practices in the United States, the Company may explore additional expansion opportunities outside the United States as they arise from time to time.

ORTHODONTIC CENTERS

     Location

     At December 31, 1998, there were 469 Orthodontic Centers located in 41 states, Puerto Rico, Japan and Mexico. The following table sets forth information regarding these 469 Orthodontic Centers:

                                                       NUMBER                                                                NUMBER
STATE/COUNTRY/                                           OF                  STATE/COUNTRY/                                    OF
TERRITORY                 ADI(1)                       CENTERS               TERRITORY           ADI(1)                      CENTERS
---------------------   ----------------------------   -------               --------------- -----------------------------   -------
Alabama..............   Birmingham                        3                  Missouri......   Kansas City                         2
                        Huntsville                        4                                   St. Louis                           5
                        Montgomery                        1                  Nevada........   Reno                                1
Arkansas.............   Jonesboro                         1                  New Jersey....   Atlantic City                       3
                        Little Rock                       1                                   Philadelphia, PA                    2
Arizona..............   Lake Havasu                       1                                   Vineland                            1
                        Phoenix                           9                  New Mexico....   Albuquerque                         2
                        Tucson                            2                                   Farmington                          1
California...........   Chico/Redding                     2                  New York......   Albany                              2
                        Eureka                            1                                   Buffalo                             1
                        Fresno                            2                                   New York City                      11
                        Los Angeles                       5                  North Carolina   Charlotte                           3
                        Palm Desert                       1                                   Greenville                          5
                        Sacramento                        4                                   Raleigh-Durham                      4
                        Salinas                           3                                   Winston-Salem                       4
                        San Diego                         9                  North Dakota..   Minot                               2
                        San Francisco                     3                  Ohio..........   Cincinnati                          4
                        San Jose                          3                                   Cleveland                          13
Colorado.............   Colorado Springs                  2                                   Columbus                            3
                        Denver                            9                                   Dayton                              2
                        Fort Collins                      1                                   Toledo                              2
                        Grand Junction                    1                                   Youngstown                          2
Connecticut..........   Hartford                          8                  Oklahoma......   Oklahoma City                       5
Florida..............   Fort Lauderdale/Miami            11                                   Tulsa                               2
                        Fort Myers                        3                  Oregon........   Bend                                3
                        Gainesville                       3                                   Portland                            2
                        Jacksonville                      4                  Pennsylvania..   Baltimore, MD                       1
                        Orlando                           9                                   Harrisburg                          3
                        Panama City                       1                                   Johnstown/Altoona                   3
                        Pensacola                         1                                   Philadelphia                        9
                        Tallahassee                       1                                   Pittsburgh                          1
                        Tampa                            11                                   Scranton                            2
                        West Palm Beach                   4                  Puerto Rico...   San Juan                            2
Georgia..............   Albany                            3                  Rhode Island..   Providence                          1
                        Atlanta                          12                  South Carolina   Charleston                          3
                        Augusta                           1                                   Columbia                            3
                        Columbus                          1                                   Florence                            1
                        Savannah                          2                                   Greenville                          3
Hawaii...............   Honolulu                          1                                   Savannah, GA                        1
Illinois.............   Chicago                           3                  Tennessee.....   Chattanooga                         3
                        Peoria                            4                                   Johnson City/Bristol/Kingsport      3
                        Rockford                          1                                   Knoxville                           3
                        St. Louis, MO                     2                                   Memphis                             4
Indiana..............   Indianapolis                      3                                   Nashville                           6
                        Louisville, KY                    1                  Texas.........   Austin                              7
Kansas...............   Kansas City, MO                   1                                   Brownsville                         4
Kentucky.............   Lexington                         2                                   Corpus Christi                      1
                        Louisville                        2                                   Dallas/Ft. Worth                    6
Japan................   Sanda                             2                                   El Paso                             3
                        Ichinomiya                        1                                   Houston                            11
                        Kyoto                             1                                   Longview/Tyler                      2
                        Tokyo                             2                                   Odessa                              1
Louisiana............   Alexandria                        2                                   San Antonio                         3

                                                       NUMBER                                                                NUMBER
STATE/COUNTRY/                                           OF                  STATE/COUNTRY/                                    OF
TERRITORY                 ADI(1)                       CENTERS               TERRITORY           ADI(1)                      CENTERS
---------------------   ----------------------------   -------               --------------- -----------------------------   -------
Louisiana............   Baton Rouge                       4                  Texas.........   Shreveport, LA                      1
                        Lafayette                         1                                   Victoria                            2
                        Monroe                            1                                   Waco                                3
                        New Orleans                      10                  Utah..........   Salt Lake City                      5
                        Shreveport                        1                  Virginia......   Arlington/Washington, D.C.          6
Maine................   Portland                          3                                   Harrisonburg                        1
Maryland.............   Baltimore                         6                                   Norfolk                             4
                        Rockville/Washington, D.C.        6                                   Richmond                            3
Massachusetts........   Boston                            9                  Washington....   Portland, OR                        2
                        Providence, RI                    2                                   Seattle                             7
                        Springfield                       3                                   Spokane                             2
Mexico...............   Mexico City                       1                  West Virginia.   Wheeling                            3
Michigan.............   Detroit                           4                  Wisconsin.....   Milwaukee                           5
                        Grand Rapids                      4                  Wyoming.......   Casper                              2
                        Saginaw                           2                                                                --------
Minnesota............   Minneapolis                       6                  Total.........                                     469
Mississippi..........   Gulfport                          4                                                                ========
                        Hattiesburg                       1
                        Jackson                           4
                        Meridian                          3

____________________
(1) "ADI" refers to an area of dominant influence (as defined by Arbitron Ratings Company) and is the broadcast coverage area of television and radio stations in a given market area. Certain Orthodontic Centers indicated as being located in a particular ADI are located in a state other than that shown for the ADI above.

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

     Of the 469 Orthodontic Centers at December 31, 1998, 465 were located in offices used only by the Affiliated Orthodontists and four were located in space shared with a general dentist. The Company intends to relocate these four Orthodontic Centers to free-standing locations as soon as practicable. In its development of additional Orthodontic Centers, the Company intends to establish only free-standing Orthodontic Centers and does not intend to share office space with general dentists.

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

     Within two weeks after a patient's initial visit, a patient typically returns to an Orthodontic Center for application of braces and returns every four to eight weeks thereafter for adjustments to the braces. The patient makes a monthly payment prior to receiving his or her chart and proceeding to an inner waiting room. The Affiliated Orthodontist then reviews the status of the treatment and prescribes any necessary adjustments to the braces. The patient then proceeds to a private treatment room, where an orthodontic assistant makes the prescribed adjustments. The patient then returns to the Affiliated Orthodontist for final examination and adjustments that must be made by an orthodontist. Before leaving the Orthodontic Center, the patient makes an appointment for the next month and receives appropriate written information or instructions regarding his or her activities during the interim period.

     Payment Plan; Case Fees

     The Orthodontic Centers generally provide a payment plan recommended by the Company, which consists of no initial down payment, equal monthly payments during the term of the treatment and a final payment at the completion of treatment. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase, from $98 per month to $109 per month, with an increase in the final payment from $398 to $436. At the initial treatment, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of monthly treatments, which averages 26 months. Payment is required from patients at the beginning of each monthly appointment.

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

     The Orthodontic Centers do not accept payment by Medicare or Medicaid for services provided. Other payment plans with lower total payments by the patient are available for patients who have insurance coverage for treatment. During 1998, approximately 18% of the patients treated at the Orthodontic Centers had some form of insurance coverage and approximately 12.9% of the patient revenue of the Affiliated Orthodontists was paid by a third party payor. The portion of the fee not covered by insurance is the responsibility of the patient.

SERVICES AND OPERATIONS

     The Company generally manages all of the operations of an Orthodontic Center other than the provision of orthodontic services. The Company provides marketing, financial, accounting, billing and collection services for an Orthodontic Center and employs the Orthodontic Center's business personnel. Where permitted by applicable statutes or regulations, the Company also employs the orthodontic assistants.

     Marketing and Advertising

     The Company markets and advertises the services of Orthodontic Centers through television, radio and print media advertising. The Company tailors such advertising to the particular local market. The names of the Orthodontic Center and the Affiliated Orthodontist are prominently featured in each advertisement. In 1998, the Company began a new nationwide advertising campaign, featuring television and radio commercials. Advertising and direct marketing expenditures averaged approximately $75,353 per Affiliated Orthodontist in 1998 as compared to a national average of approximately $4,400 per orthodontist for traditional practices in 1996.

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

     New Center Development and Construction

     Since 1985, the Company has developed 252 new Orthodontic Centers, including 246 since January 1, 1993. The Company's Construction and Leasing Department is responsible for locating and leasing suitable office space for new Orthodontic Centers in new markets and new locations within existing markets. The Construction and Leasing Department also coordinates construction of the interior of new Orthodontic Centers to accommodate the Company's proprietary office designs. The Construction and Leasing Department utilizes the services of a national network of contractors and real estate agents that regularly assist the Company in developing and constructing Orthodontic Centers.

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

MANAGEMENT INFORMATION SYSTEMS

     Since its inception, the Company has employed technological advances to increase efficiency within the Orthodontic Centers. The Company's operations are supported by the Company's computer system, including patient scheduling, billing and collection, financial and statistical reporting, accounting, inventory control and purchasing. The Company has upgraded its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers and in order for the Company to continue to offer Affiliated Orthodontists efficient management services.

     In 1998, the Company implemented a proprietary patient accounting computer software and scheduling system. Orthodontic Centers are connected to this system by a private network. Through this network, the Company gathers data and generates comprehensive reports so that the Company may more accurately project and analyze results for the Orthodontic Centers. The new system has resulted in improved operating results for the Orthodontic Centers through its financial and past due account controls, convenient user interface and integrated scheduling features.

     The Company has also implemented an on-line inventory order system, which allows the Orthodontic Centers to order supplies directly from vendors through the Company's private internet. The order system is designed to improve the accuracy of orders placed, reduce vendor shipping time and improve the flow of information between vendors and the Orthodontic Centers. The Company plans to continue to use available technology, such as Internet-related technology, to improve efficiency and reduce costs for the Orthodontic Centers.

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

     Under a service agreement, the Affiliated Orthodontist pays the Company a fee equal to approximately 24% of new patient contract balances in the first month of treatment plus the balance ratably over the remainder of the patient contracts, less amounts retained by the Affiliated Orthodontists. In addition, a $25,000 annual fee is earned by the Company for 42 Orthodontic Centers. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred. The amounts retained by an Affiliated Orthodontist are dependent on its financial performance, based in significant part on the Affiliated Orthodontist's profitability on a cash basis, as provided in the service agreements.

     The service agreements are for terms ranging from 20 to 40 years, with most terms ranging from 20 to 25 years. Upon expiration or termination by either party of a service agreement, the Affiliated Orthodontist generally must purchase certain of the related assets owned by the Company, including all equipment, improvements and intangible assets, for cash at the then current book value. The service agreements provide that following termination or expiration of the agreement, the

Affiliated Orthodontist will not compete for a period of two years in an area in which the Affiliated Orthodontist operates an Orthodontic Center and will limit the methods of advertising in the area in which the Orthodontic Center is located.

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

EMPLOYEES

     At December 31, 1998, the Company employed 2,072 persons, including 1,658 full-time employees and 103 employees in the Company's corporate offices. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good. The Affiliated Orthodontists are not employed by the Company.

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

     The Company leases approximately 5,354 and 2,420 square feet of office space in Ponte Vedra Beach, Florida for its headquarters under two separate leases which expire in January 2000 and February 2002, respectively. The Company also maintains an office in approximately 5,300 square feet of office space in Metairie, Louisiana under a lease which expires in October 2000.

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



1997                                   HIGH(1)          LOW(1)
----                                   -------          ------

First Quarter.......................   $ 18 3/8         $ 13 1/4
Second Quarter......................     17 7/8           11
Third Quarter.......................     20               16 1/4
Fourth Quarter......................     20 1/4           15 9/16

1998
----

First Quarter.......................  $  23 1/4         $ 15
Second Quarter......................     23 1/2           17 5/8
Third Quarter.......................     20 15/16         13
Fourth Quarter......................     20 3/8           11 3/4

     At March 30, 1999, the last reported sale price of the Common Stock was $15.375 per share, and the number of holders of record of the Common Stock was approximately 304.

     The Company has never declared or paid cash dividends on the Common Stock. The Company expects that any future earnings will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors. The Company's $100.0 million revolving line of credit does not permit the Company to pay cash dividends.

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

                                                                           Year ended December 31,
                                                       ------------------------------------------------------------
                                                              1994         1995       1996       1997       1998
                                                             ------       ------     ------     ------     ------
Statement of Income Data:                                       (Dollars in thousands, except per share data)
 Net revenue...........................................   $    25,357     $41,556   $ 71,273   $117,326    $171,298
 Direct expenses:
  Employee costs.......................................         6,842      11,784     19,895     33,429      46,878
  Orthodontic supplies.................................         1,908       3,167      5,428      8,789      13,287
  Rent.................................................         2,050       3,504      6,114     10,299      14,128
  Marketing and advertising............................         2,147       4,323      6,644      9,855      15,491
                                                          -----------     -------   --------   --------    --------
   Total direct expenses...............................        12,947      22,778     38,081     62,372      89,784
 General and administrative............................         2,730       5,108      8,703     13,356      18,104
 Depreciation and amortization.........................           920       1,448      2,814      5,640       9,124
                                                          -----------     -------   --------   --------    --------
 Operating profit......................................         8,760      12,222     21,675     35,958      54,286
 Interest (expense) income, net........................          (266)      1,995      1,935      1,143         280
 Nonrecurring litigation expense.......................        (3,750) (1)     --         --         --          --
                                                          -----------     -------   --------   --------    --------
 Income before income taxes............................         4,744      14,217     23,610     37,101      54,566
 Provision for income taxes (2)........................      2,715 (3)      5,182      9,208     14,469      20,753
                                                          -----------     -------   --------   --------    --------
 Net income............................................   $     2,029     $ 9,035   $ 14,402   $ 22,632    $ 33,813
                                                          ===========     =======   ========   ========    ========
 Net income per share (4)..............................                   $   .23   $    .33   $    .50    $    .70
                                                                          =======   ========   ========    ========
 Weighted average shares outstanding (4)...............                    39,094     43,708     45,414      48,502
                                                                          =======   ========   ========    ========
OPERATING DATA:
 Number of Orthodontic Centers (5).....................            75         145        247        360         469
 Comparable Orthodontic Center net revenue growth (6)..          20.6%       16.7%      22.2%      20.0%       19.2%

 Comparable mature Orthodontic Center net revenue
  growth (7)...........................................          13.0%       11.0%      10.5%      10.1%        9.1%

 Total case starts.....................................        16,725      28,742     44,910     70,611      95,377
 Patient contract balances of Affiliated Orthodontists
  (5)(8):
   Net receivables for services performed (9)..........   $     9,247     $13,758   $ 23,181   $ 41,713    $ 62,151
   For services to be performed........................        30,702      58,418     92,548    139,492     227,501
                                                          -----------     -------   --------   --------    --------
     Total patient contract balances...................   $    39,949     $72,176   $115,729   $181,205    $289,652
                                                          ===========     =======   ========   ========    ========

                                                                                DECEMBER 31,
                                                       ------------------------------------------------------------
                                                                1994        1995       1996       1997        1998
                                                               ------       ------     ------     ------     ------
 BALANCE SHEET DATA:                                                           (in thousands)
 Cash and cash equivalents.............................   $    17,108     $18,779   $ 11,827   $  9,865    $  1,601
 Working capital.......................................        20,896      43,778     40,219     68,243      59,634
 Total assets..........................................        37,491      92,573    145,099    228,975     296,798
 Total debt............................................         4,968       4,490      3,397     10,393      31,332
 Total equity..........................................        25,735      77,313    114,887    190,740     231,159

_______________
(1) Nonrecurring charge incurred in connection with settlement of litigation unrelated to the operating activities of the Company's predecessor entities and therefore excluded from operating profit.

(2) Prior to October 18, 1994, substantially all of the Company's predecessor entities were S corporations, general partnerships or limited liability companies and their taxable income was taxed directly to their respective stockholders, partners or members during such periods.

(3) Includes a one-time, non-cash charge of $2,606,000 for deferred income taxes relating to the difference between the tax basis and the basis for financial reporting purposes of assets and liabilities of the Company's predecessor entities acquired by the Company in the Company's October 1994 combination transaction (the "Combination Transaction").

(4) Amounts represent the full dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. Basic earnings per share for the year ended December 31, 1998 was $.71 per share based upon weighted average shares outstanding of approximately
     47,690,000, for the year ended December 31, 1997 was $0.51 based upon weighted average shares outstanding of approximately 44,576,000, for the year ended December 31, 1996 was $0.34 based upon weighted average shares outstanding of approximately 42,388,000 and for the year ended December 31, 1995 was $0.24 based upon weighted average shares outstanding of approximately 38,235,000.

(5)  Presented as of the end of the period.

(6) Represents the growth in net revenue by Orthodontic Centers which were affiliated with the Company throughout each of the two periods being compared. The amount of such growth has been significantly affected by the number of newly-opened Orthodontic Centers included in the computation, because newly-opened Orthodontic Centers have experienced significant growth during their first 26 months of operations. The average term of a patient contract is approximately 26 months, and Orthodontic Centers typically reach maturity as patients are added during the first 26 months of operations. There were 46 such comparable Orthodontic Centers in 1994, 53 in 1995, 75 in 1996, 130 in 1997 and 227 in 1998. See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations-General." The comparable Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had occurred as of January 1, 1993. If comparable Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had not occurred, the comparable Orthodontic Center net revenue growth for such period would have been 22.7%.

(7) Represents the growth in net revenue by Orthodontic Centers which has been affiliated with the Company at least 26 months throughout each of the two periods being compared. There were 28 such comparable mature Orthodontic Centers in 1994, 43 in 1995, 52 in 1996, 67 in 1997 and 104 in 1998. See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations-General." The comparable mature Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had occurred as of January 1, 1993. If comparable mature Orthodontic Center net revenue for 1994 was calculated on a pro forma basis as if the Combination Transaction had not occurred, the comparable mature Orthodontic Center net revenue growth for such period would have been 13.8%.

(8) The average remaining life of the patient contracts at December 31, 1998 was approximately 16 months.

(9) Net of allowance for uncollectible amounts and patient prepayments; such receivables are assigned by the Affiliated Orthodontists to the Company in payment of its service fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                        1992    1993    1994    1995    1996    1997    1998
                                                        ----    ----    ----    ----    ----    ----    ----
Centers at beginning of period.......................     31      47      55      75     145     247     360
Centers developed during period......................      5       4      22      44      53      58      54
Centers acquired during period.......................     17       5       1      29      68      78      66
Centers consolidated during period...................     (6)     (1)     (3)     (3)    (19)    (23)    (11)
                                                        ----    ----    ----    ----    ----    ----    ----
Centers at end of period.............................     47      55      75     145     247     360     469
                                                        ====    ====    ====    ====    ====    ====    ====

     Of the 469 Orthodontic Centers at December 31, 1998, 252 were developed by the Company, 284 were existing orthodontic practices the assets of which were acquired by the Company and 67 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited Affiliated Orthodontists and acquiring the assets of, and affiliating with, existing orthodontic practices.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At December 31, 1998, 257 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on the profitability of the practice on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $4.7 million during 1998. In addition, a $25,000 annual fee is earned by the Company with respect to 42 Orthodontic Centers.

     The terms of consulting agreements vary depending upon the regulatory requirements of the particular state in which an Orthodontic Center is located, and generally differ significantly from the terms of service agreements. In a limited number of states, the Company may only provide consulting services to orthodontists and may not manage an orthodontist's practice. The consulting fee payable to the Company is determined at the time of affiliation, is generally limited to compensation for the specific consulting services performed and is generally based on criteria such as the number of hours of operations of the applicable Orthodontic Centers.

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

     Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase from $98 per month to $109 per month, with an increase in the final payment from $398 to $436.

RESULTS OF OPERATION

     The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.

                                         YEAR ENDED DECEMBER 31,
                                     -------------------------------
                                      1996        1997         1998
                                     ------      ------       ------
Net revenue......................    100.0%      100.0%       100.0%
Direct expenses:
  Employee costs.................     27.9        28.5         27.4
  Orthodontic supplies...........      7.6         7.5          7.8
  Rent...........................      8.6         8.8          8.2
  Marketing and advertising......      9.3         8.4          9.0
                                     -----       -----        -----
      Total direct expenses......     53.4        53.2         52.4
General and administrative.......     12.2        11.4         10.6
Depreciation and amortization....      4.0         4.8          5.3
                                     -----       -----        -----
Operating profit.................     30.4        30.6         31.7
Interest (income) expense........     (2.7)       (1.0)        (0.2)
                                     -----       -----        -----
Income before income taxes.......     33.1        31.6         31.9
Provision for income taxes.......     12.9        12.3         12.2
                                     -----       -----        -----
Net income.......................     20.2%       19.3%        19.7%
                                     -----       -----        -----

1998 COMPARED TO 1997

     Net Revenue. Net revenue increased $54.0 million, or 46.0%, to $171.3 million for 1998 from $117.3 million for 1997. Approximately $33.8 million of this increase was attributable to the 242 (net of consolidations) Orthodontic Centers opened since January 1, 1997, and approximately $19.6 million to the growth in net revenue of the 227 Orthodontic Centers open throughout 1997 and 1998, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 195,000 at December 31, 1998 from approximately 130,000 at December 31, 1997.

     Employee Costs. Employee costs increased $13.5 million, or 40.2%, to $46.9 million for 1998 from $33.4 million for 1997. As a percentage of net revenue, however, employee costs decreased to 27.4% for 1998 from 28.5% for 1997. The percentage decrease primarily reflects efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists.

     Orthodontic Supplies. Orthodontic supplies expense increased $4.5 million, or 51.2%, to $13.3 million for 1998 from $8.8 million for 1997. As a percentage of net revenue, orthodontic supplies expense increased to 7.8% for 1998 from 7.5% for 1997. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     Rent. Rent expense increased $3.8 million, or 37.2%, to $14.1 million for 1998 from $10.3 million for 1997. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after 1997. As a percentage of net revenue, however, rent expense decreased to 8.2% for 1998 from 8.8% for 1997. The decrease in the percentage was attributable to the growth in revenue for Orthodontic Centers developed or affiliated after January 1, 1998, and the relatively fixed nature of rent expense.

     Marketing and Advertising. Marketing and advertising expense increased $5.6 million, or 57.2%, to $15.5 million for 1998 from $9.9 million for 1997. The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1997. As a percentage of net revenue, marketing and advertising expense increased to 9.0% for 1998 from 8.4% for 1997. The increase in this expense as a percentage of net revenue is attributable to the initiation of marketing in larger media markets, which generally have relatively higher advertising rates, after 1997.

     General and Administrative. General and administrative expense increased $4.7 million, or 35.6%, to $18.1 million for 1998 from $13.4 million for 1997. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after 1997. As a percentage of net revenue, however, general and administrative expense decreased to 10.6% for 1998 from 11.4% for 1997. General and administrative expense decreased as a percentage of net revenue as a result of lower average startup costs for Orthodontic Centers developed after 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $3.5 million, or 61.8%, to $9.1 million for 1998 from $5.6 million for 1997. As a percentage of net revenue, depreciation and amortization expense increased to 5.3% for 1998 from 4.8% for 1997. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after 1997.

     Operating Profit. Operating profit increased $18.3 million, or 50.9%, to $54.3 million for 1998 from $36.0 million for 1997. As a percentage of net revenue, operating profit increased to 31.7% for 1998 from 30.6% for 1997 as a result of the factors discussed above.

     Interest. Net interest income decreased $860,000, or 75.5%, to $280,000 for 1998 from $1.1 million for 1997. The decrease in net interest income resulted from a decrease in the Company's average investment balance resulting from the investment of unexpended proceeds from the Company's June 1995 and November 1997 public offerings and utilization of the Company's credit facility after January 1, 1998.

     Provision for Income Taxes. Provision for income taxes increased $6.3 million, or 43.4%, to $20.8 million for 1998 from $14.5 million for 1997. The Company's effective income tax rate was 38.0% for 1998 and 39.0% for 1997.

     Net Income. Net income increased $11.2 million, or 49.4%, to $33.8 million for 1998 from $22.6 million for 1997. As a percentage of net revenue, net income increased to 19.7% for 1998 from 19.3% for 1997 as a result of the factors discussed above.

1997 COMPARED TO 1996

     Net Revenue. Net revenue increased $46.0 million, or 64.6%, to $117.3 million for 1997 from $71.3 million for 1996. Approximately $30.9 million of this increase was attributable to the 233 (net of consolidations) Orthodontic Centers opened since January 1, 1996, approximately $11.1 million to the growth in net revenue of the 127 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 130,000 at December 31, 1997 from approximately 83,000 at December 31, 1996.

     Employee Costs. Employee costs increased $13.5 million, or 68.0%, to $33.4 million for 1997 from $19.9 million for 1996. As a percentage net revenue, employee costs increased to 28.5% for 1997 from 27.9% for 1996. The increase was caused primarily by an increased percentage of new patient treatment days, which require additional staff time per patient, associated with the opening of Orthodontic Centers and the recent increase in affiliations with existing orthodontic practices. These orthodontic practices have tended to have higher employee cost percentages than a typical Orthodontic Center and have taken approximately one year to completely convert to the Company's operating systems.

     Orthodontic Supplies. Orthodontic supplies expense increased $3.4 million, or 61.9%, to $8.8 million for 1997 from $5.4 million for 1996. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.5% for 1997 from 7.6% for 1996. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

     Rent. Rent expense increased $4.2 million, or 68.4%, to $10.3 million for 1997 from $6.1 million for 1996. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after 1996. As a percentage of net revenue, rent expense increased to 8.8% for 1997 from 8.6% for
1996.   The increase in this expense as a percentage of net revenue was attributable to the relatively fixed nature of the expense in conjunction with the opening of additional Orthodontic Centers, which typically generate less net revenue during their initial operations.

     Marketing and Advertising. Marketing and advertising expense increased $3.3 million, or 48.3%, to $9.9 million for 1997 from $6.6 million for 1996.
The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1996. As a percentage of net revenue, however, marketing and advertising expense decreased to 8.4% for 1997 from 9.3% for 1996. The decrease in this expense as a percentage of net revenue is the result of cost improvements achieved through bulk media and production purchases.

     General and Administrative. General and administrative expense increased $4.7 million, or 53.5%, to $13.4 million for 1997 from $8.7 million for 1996. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after 1996. As a percentage of net revenue, however, general and administrative expense decreased to 11.4% for 1997 from 12.2% for 1996. General and administrative expense decreased as a percentage of net revenue as a result of decreased startup costs for 58 Orthodontic Centers developed after 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 100.5%, to $5.6 million for 1997 from $2.8 million for 1996. As a percentage of net revenue, depreciation and amortization expense increased to 4.8% for 1997 from 4.0% for 1996. The increase in this expense is a result of an increase in fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after 1996.

     Operating Profit. Operating profit increased $14.3 million, or 65.9%, to $36.0 million for 1997 from $21.7 million for 1996. As a percentage of net revenue, operating profit increased to 30.6% for 1997 from 30.4% for 1996 as a result of the factors discussed above.

     Interest. Net interest income decreased $800,000, or 40.9%, to $1.1 million for 1997 from $1.9 million for 1996. The decrease in net interest income resulted from a decrease in the Company's average investment balance.

     Provision for Income Taxes. Provision for income taxes increased $5.3 million, or 57.1%, to $14.5 million for 1997 from $9.2 million for 1996. The Company's effective income tax rate was 39.0% for both 1997 and 1996.

     Net Income. Net income increased $8.2 million, or 57.1%, to $22.6 million for 1997 from $14.4 million for 1996. As a percentage of net revenue, net income decreased to 19.3% for 1997 from 20.2% for 1996 as a result of the factors discussed above.

QUARTERLY OPERATING RESULTS

     The following table sets forth certain unaudited quarterly operating information of the Company for 1997 and 1998. The Company believes that the following information includes all of the adjustments, consisting of normal recurring accruals and adjustments necessary to convert cash basis accounting records of the Company to an accrual basis, considered necessary for a fair presentation of the Company's consolidated financial position and its consolidated results of operations for these periods in accordance with generally accepted accounting principles. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.


                                                            QUARTERS ENDED
                            -------------------------------------------------------------------------------
                                             1997                                          1998
                            --------------------------------------   --------------------------------------
                            MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                            -------   -------   --------   -------   -------   -------   --------   -------
                                                            (in thousands)
Net revenue..............   $24,899   $27,480    $31,439   $33,508   $37,693   $41,527    $44,697   $47,381
Operating profit.........     7,467     8,530      9,516    10,445    12,058    13,243     13,922    15,063

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

     Net cash provided by operations for the years ended December 31, 1996, 1997 and 1998 was $6.8 million, $9.0 million and $22.1 million, respectively. The Company's working capital at December 31, 1997 and December 31, 1998 was $68.2 million and $59.6 million, respectively, including cash and cash equivalents of $9.9 million and $1.6 million, respectively. Unbilled patient receivables (which represent patient revenue earned under patient contracts in excess of the amount billed under such patient contracts) increased from $32.0 million at December 31, 1997 to $46.3 million at December 31, 1998, with this increase consistent with the increase in the number of patient contracts and price of treatment during this period.

     Net cash used in investing activities for the years ended December 31, 1996, 1997 and 1998 was $13.2 million, $42.7 million and $43.2 million, respectively. The Company's capital expenditures consist primarily of the costs associated with the development of additional Orthodontic Centers. The average cost of developing a new Orthodontic Center is approximately $250,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. These costs are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing for their share of such costs through the Company's primary lender. The Company provides the lender a guaranty of these loans. The Company has generally discontinued financing Affiliated Orthodontists' share of losses associated with the initial operations of the Orthodontic Center, which were historically financed by the Company as an unsecured advance repayable by the Affiliated Orthodontist over a five-year period and bearing interest at 1.5% per annum above the prime rate, with repayment beginning upon the attainment of positive cash flow by the Orthodontic Center (which has generally occurred approximately 12 months after an Orthodontic Center has commenced operations). At December 31, 1998, approximately $6.0 million of such advances was outstanding. The Company intends to continue to make advances of approximately $20,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company intends to fund such advances and any continued financing through a combination of bank borrowings, cash from operations and the remaining net proceeds from the Company's prior public offerings.

     Of the 469 Orthodontic Centers at December 31, 1998, 284 were acquired through the acquisition of the assets of, and the affiliation with, existing orthodontic practices. During 1998, the Company entered into preliminary or final agreements to acquire the assets of, and affiliate with, 70 existing orthodontic practices operating at 109 locations (net of consolidations) at a cost of approximately $56.9 million, consisting of an aggregate principal amount of $8.7 million of promissory notes issued by the Company and an aggregate of 253,000 shares of Common Stock, with the remainder of approximately $43.9 million being paid in cash. Outstanding indebtedness at December 31, 1998 under promissory notes issued by the Company to Affiliated Orthodontists to acquire the assets of existing orthodontic practices was approximately $11.3 million, with maturities ranging from one to three years and interest rates ranging from 8.0% to 10.0% per annum.

     The Company's financing activities included the repayment of notes to banks and Affiliated Orthodontists of $1.2 million, $6.7 million and $7.9 million for the years ended December 31, 1996, 1997 and 1998, respectively, and the proceeds of $693,000, $38.3 million and $595,000 from the issuance of Common Stock during the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company entered into a $100.0 million revolving line of credit with a lending group consisting of First Union National Bank, Bank Of America, Bank One and Citibank on October 8, 1998. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of Orthodontic Centers, and bears interest at varying rates above the London Interbank Offering Rate (LIBOR). Amounts borrowed under the line of credit are secured by a security interest in all of the Company's assets, including its accounts receivable and equipment. At December 31, 1998, approximately $17.0 million was outstanding under the line of credit.

     The Company expects that future cash requirements will principally be for developing additional Orthodontic Centers, acquiring assets from and affiliating with additional Affiliated Orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. The Company's cash needs could significantly change depending upon the Company's ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. Based upon the Company's anticipated capital needs for the next 12 months, management believes that the combination of the remaining net proceeds to the Company from its November 1997 public offering, funds available under the Company's revolving line of credit and cash flow from operations will be sufficient to meet the Company's funding requirements for the next 12 months.

YEAR 2000

    Many software applications and operational programs were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to recognize properly the dates beginning in the Year 2000 could result in miscalculations or system failures. As a result, many companies and governmental agencies may need to upgrade their computer systems and software to comply with Year 2000 requirements, or risk disruption of normal business activities. Such disruption could adversely affect the Company and other businesses that depend on computer information systems and the continued functioning of basic services in order to conduct business.

    The Company has conducted a comprehensive review of its computer systems, and has developed a plan to identify, assess and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within the Company's information systems and equipment to identify appropriately and utilize date-sensitive information relating to periods subsequent to December 31, 1999. The Company has formed a Year 2000 task force, comprised of employees of the Company who use or depend upon the Company's information systems, to spearhead the Company's Year 2000 compliance program. The Company recently upgraded its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers and in order for the Company to continue to offer Affiliated Orthodontists efficient management services. The Company believes that this upgrade will adequately address computer systems issues relating to the Year 2000. The Company has been informed by the vendors of the Company's material hardware and software components that these products are currently Year 2000 compliant.

    During the execution of the Company's Year 2000 conversion project, the Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. Through December 31, 1998, the Company had incurred a total of approximately $34,000 in costs with respect to Year 2000 conversion, including $2,700 in connection with acquiring Year 2000 compliant hardware, software and other equipment. The primary source of funds for these costs, and additional costs and expenses to be incurred, is the Company's operating cash flows. Additional expenses of the Year 2000 project are not expected to have a material effect on the Company's financial position or results of operations.

    The Company's internal information systems are an integral part of its business, and the Company's continued success depends in part upon the Company's ability to store, retrieve, process and manage significant databases. In the event that the Company's Year 2000 compliance efforts prove to be unsuccessful, the Company could experience significant difficulty in conducting its business in the Year 2000 as it has in the past, which could result in lost revenues, increased operating costs, loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. For example, failures or malfunctions of the Company's information system could prevent automated scheduling and accounts receivable management, including billing and collections functions. Moreover, the failure to adequately address Year 2000 compliance issues could result in claims of mismanagement, misrepresentation or breach of contract. In addition, the failure of certain critical pieces of dental equipment could result in personal injury or misdiagnosis of patients by the Company's Affiliated Orthodontists. Related litigation could be costly and time-consuming to defend.

    In addition to the Company's information system, the Year 2000 issue may affect the systems of vendors, suppliers, Affiliated Orthodontists, payers and other entities with which the Company interacts. The Company has contacted those outside parties that it views as critical to its operations, and is coordinating its efforts to address the Year 2000 issue with those entities. As additional Affiliated Orthodontists affiliate with the Company, the Company intends to review their operations for Year 2000 compliance issues. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

    The Company has developed and is continuing to develop contingency plans for handling critical areas of its operations in the event that its Year 2000 compliance program proves to be unsuccessful. Contingency plans, however, are subject to variables and uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of non-compliance of computer hardware, software, systems or suppliers, vendors or service providers (which may supply inaccurate information to the Company or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems) or that its contingency plans will be sufficient to mitigate the impact of non-compliance. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not materialize and such occurrence could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows.

RISK FACTORS

     Our disclosure and analysis in this Report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may" and "should." These forward-looking statements include, without limitation, statements in "Item 1. Business", "Item 3. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the development and acquisition of additional Orthodontic Centers and affiliation with additional orthodontic practices, recruitment of additional Affiliated Orthodontists, international expansion, advancement of funds to Affiliated Orthodontists, location of Orthodontic Centers in facilities not shared with a general dentist, projections of the Company's future earnings, funding of the Company's expansion, operations and capital expenditures, payment or nonpayment of dividends, cash outlays for income taxes and Year 2000 compliance.

     Actual results could differ materially from those indicated in such forward-looking statements because of a variety of risks and uncertainties. These risks and uncertainties include failure to consummate proposed developments or acquisitions of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are located or are proposed to be located, and the following additional risk factors. From time to time, the Company may identify additional factors in filings with the Securities and Exchange Commission or in the Company's press releases.

    Our Growth Strategy Includes Risks That Could Have an Adverse Effect on Financial Performance. Since we began operating in 1985, we have expanded to managing 469 orthodontic centers as of December 31, 1998. We expect to continue to add additional orthodontic centers. Our growth will depend on a number of factors, including our ability to identify and affiliate with a sufficient number of orthodontists to open new orthodontic centers in suitable markets and our ability to obtain good locations for orthodontic centers within those markets. Our growth will also be influenced by our ability to identify and affiliate with a sufficient number of existing orthodontic practices and to integrate these practices into our existing operations. We may be unable to identify and recruit suitable orthodontists. A shortage of available orthodontists with the skills we require would have a material adverse effect on our expansion opportunities. Our ability to obtain adequate financing to fund our expansion strategy will also affect our growth. Further, if we experience difficulties in managing additional orthodontic practices effectively, recruitment and expansion will suffer. Finally, future government regulations may inhibit our continued growth. There can be no assurance that our expansion strategy will continue to succeed or that we will not have to modify our expansion strategy.

    Governmental Organizations Extensively Regulate Orthodontists and the Company. The orthodontic industry and orthodontic practices are regulated extensively at the state and federal levels. We do not control the practice of orthodontics by our affiliated orthodontists, nor their compliance with legal requirements applicable to orthodontists and their practices. Many states prohibit us, as a non-professional corporation, from practicing orthodontics. In certain states, managing or operating an orthodontic office is included within the definition of practicing orthodontics. Many states also prohibit a non-professional corporation from splitting professional fees with orthodontists, owning or controlling the assets of an orthodontic practice, employing orthodontists, maintaining an orthodontist's patient records or controlling the content of an orthodontist's advertising. Many states also prohibit orthodontists from paying any portion of fees received for orthodontic services in exchange for a patient referral. In addition, many states impose limits on the tasks an orthodontist may delegate to other staff members. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

    We cannot be sure that a review of our business relationships by courts or other regulatory authorities will not result in determinations that could adversely affect our operations. The regulatory environment may change in a way that restricts our existing or future operations. An affiliated orthodontist may successfully challenge the legality of our long-term service and consulting agreements, or a court or regulatory authority may limit our ability to enforce provisions contained in such agreements. The laws and regulations of certain states in which we seek to expand may require us to change our contractual relationships with orthodontists in a manner that would restrict our operations in those states or prevent us from acquiring the assets of orthodontists or managing their practices in those states. Further, the laws and regulations of states in which we currently maintain operations may change or be interpreted in the future to either restrict or adversely affect our relationships with orthodontists in those states.

    Our Financial Success Depends on Our Affiliated Orthodontists. We do not employ orthodontists or control the practices of our affiliated orthodontists. We receive fees for services we provide to orthodontic practices under service and consulting agreements. Our long-term agreements with affiliated orthodontists have terms ranging from 20 to 40 years, with most ranging from 20 to 25 years. Affiliated orthodontists may terminate such agreements for "cause," which generally includes our material breach of the long-term agreement. Our revenue is derived primarily from our service agreements with affiliated orthodontists. Our revenue is therefore dependent on revenue generated by our affiliated orthodontists, who are essential to our success. Changes in the health care industry, such as the growth of managed care organizations and provider networks, may result in lower compensation for the services of our affiliated orthodontists. The loss of a substantial number of our agreements with affiliated orthodontists or a material loss of revenue by our affiliated orthodontists, for whatever reason, could materially and adversely affect our financial results and results of operations.

     Other Orthodontists and Dentists Compete With Our Affiliated Orthodontists,
and Other Companies Compete With the Company.   Orthodontics is a highly
competitive business in each market in which our orthodontic centers operate. Each affiliated orthodontist faces competition from other orthodontists and general dentists in the communities they serve. Many of these other orthodontists and general dentists have more established practices. Managing orthodontic practices is also a highly competitive business. We compete with other companies with strategies similar to ours in developing and managing orthodontic practices throughout the United States. Competitors with greater access to financial resources may enter our markets and compete with us. We may not be able to compete successfully with existing or new competitors. Also, additional competition may make it more difficult for us to affiliate with additional orthodontists on terms that are favorable to us.

     Our Financial Success May Be Damaged By Successful Claims Against Our Affiliated Orthodontists. We manage the practices of orthodontists who provide orthodontic services to the public and are exposed to the risk of professional liability and other claims. Such claims, if successful, could result in substantial damage awards. Such awards might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive. Insurance rates vary from state to state. We do not control the practice of orthodontics by our affiliated orthodontists or their compliance with the legal and other requirements applicable to orthodontists and their practices. Each affiliated orthodontist has undertaken, however, to comply with all applicable laws. Under our long-term agreements with affiliated orthodontists, they must reimburse us for any damages we suffer arising out of claims against the affiliated orthodontists. We maintain liability insurance coverage, and we are generally named as an additional insured party under the liability insurance policies required to be maintained by each of our affiliated orthodontists. However, a successful malpractice claim against us or an affiliated orthodontist could have a material adverse effect on our financial position and results of operations.

     Our Financial Results May Suffer If We Have Recorded Intangible Assets That Are Not Recoverable. As a result of our acquisitions of assets or capital stock of, and affiliations with, affiliated orthodontists, we recorded intangible assets, net of accumulated amortization, of approximately $152.4 million on our balance sheet at December 31, 1998. We cannot assure you that we will realize the value of these intangible assets. We expect to engage in additional transactions that will result in our recognition of additional intangible assets and amortization expense. Part of the amortization generated by these intangible assets is not deductible for tax purposes. As a matter of policy, we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of such intangible assets may no longer be recoverable. Accounting rules require that if some of the carrying amount of such intangibles is no longer recoverable, we must take an additional charge to our earnings. Although, as of December 31, 1998, we do not believe that our net unamortized balance of intangible assets acquired and anticipated to be acquired is impaired, any future determination that a significant impairment has occurred would require us to write off the impaired portion of unamortized intangible assets. Such a write-off could have a material adverse effect on our financial condition and results of operations.

     Year 2000 Could Result in Computer System Malfunctions. As described above in this section under the subheading "Year 2000," we are working to address Year 2000 problems. If we should fail to identify or fix all such problems in our own operations, or if we are affected by the inability of a supplier or affiliated orthodontist to continue operations due to such a problem, our operations and/or cash flows could be materially and adversely affected.

     Our Success Depends on Retaining Key Personnel. Our success depends upon the continued active participation of our senior management, particularly our chairman of the board and co-chief executive officer, Dr. Gasper Lazzara, Jr., our co-chief executive officer, Bartholomew F. Palmisano, Sr., our president, Geoffrey L. Faux, our chief operating officer, Michael C. Johnsen, and our chief financial officer, Bartholomew F. Palmisano, Jr. The loss of the services of any of these officers could have a material adverse effect on our financial position and results of operations. Our success also depends on our ability to attract and retain other highly qualified managerial personnel.

     The Company's Stock Price May Be Adversely Affected by the Company's Control by Its Principal Stockholders. At December 31, 1998, our co-chief executive officers, Dr. Lazzara and Mr. Palmisano, collectively, controlled or owned approximately 14.5% of the company's outstanding shares of common stock. As a result of their holdings, Dr. Lazzara and Mr. Palmisano together have a disproportionate ability to affect the election of the members of our board of directors and to determine the outcome of all matters requiring stockholder approval. They therefore have a disproportionate control over our affairs and management. This concentration of ownership may limit the price that investors are willing to pay for shares of our common stock. This control may therefore adversely affect the market price of our common stock.

     Anti-Takeover Provisions May Prevent a Change in Control of the Company. Certain provisions of our restated certificate of incorporation, bylaws and Delaware law may discourage a change in control of the company, even if a change in control is in the stockholders' best interests. For example, certain board actions require a supermajority vote rather than a simple majority vote. In addition, our restated certificate of incorporation allows our board of directors to determine the preferences and rights of preferred stock which may be issued by the company without any vote or approval of the holders of the common stock. The rights of common stockholders will be subject to and may be adversely affected by the rights of the holders of any preferred stock that the company may issue in the future. The issuance of such preferred stock could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the company. Through the issuance of preferred stock with certain powers, the board of directors may prevent changes in the management and control of the company. The board of directors is divided into three classes of directors. Directors from each class serve staggered three-year terms. Such staggered terms may affect the ability of stockholders to replace a majority of the incumbent directors.

     The Company's Stock Price May Fluctuate. From time to time, the market price of our common stock may fluctuate significantly in response to variations in our financial results or announcements of material events or that of our competitors. Regulatory changes, developments in the health care and practice management industry, changes in general conditions in the economy or the financial markets or other developments affecting us could also cause the market price of our common stock to fluctuate substantially.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

INTEREST RATE RISK

      The Company's lines of credit and the advances for operating losses included in amounts due from orthodontic entities in the Company's consolidated financial statements expose earnings to changes in short-term interest rates since the interest rates on the financial instruments are variable. For lines of credit, if (i) the variable rates on the Company's financial instruments were to increase by 1% from the rate at December 31, 1998; and (ii) the Company borrowed the maximum amount available under its lines of credit ($105 million) for all of 1999; solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $389,000 decrease in net income, assuming an effective tax rate of approximately 38%. As there was no balance on the lines of credit as of December 31, 1997, the effect on current year operations related to market risk exposure would be immaterial.

      For the Company's advances to orthodontic entities for operating losses, if the (i) the variable rates on the Company's advances were to decrease by 1% from the rate at December 31, 1998, and (ii) advances were outstanding for all of 1999, solely as a result of the decrease in interest rates, the Company's interest income would decrease, resulting in a $31,000 decrease in net income, assuming an effective tax rate of approximately 38%. Comparatively, if the interest rate had decreased 1% as of December 31, 1997, the Company's interest income for the year ended December 31, 1998 would have decreased by approximately $19,000, assuming an effective tax of approximately 38%.

      This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change.

FOREIGN EXCHANGE RISK

      The Company typically does not hedge its foreign currency exposure. Management does not believe its exposure to foreign currency rate fluctuations is material.


Item 8.  Financial Statements and Supplementary Data

     See Appendix A hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1999.

     The following table sets forth certain information with respect to the executive officers of the Company:

     NAME                            Age   Positions with the Company
     ----                            ---   --------------------------
     Dr. Gasper Lazzara, Jr.........  56   Chairman of the Board, Co-Chief
                                           Executive Officer,  Director

     Bartholomew F. Palmisano, Sr...  52   Co-Chief Executive Officer,
                                           Treasurer, Director

     Geoffrey L. Faux...............  43   President, Director

     Michael C. Johnsen.............  46   Chief Operating Officer, Director

     Bartholomew F. Palmisano, Jr...  28   Chief Financial Officer, Secretary


     DR. GASPER LAZZARA, JR. Dr. Lazzara has served as Chairman of the Board and a director of the Company since its inception in July 1994. He has served as Co-Chief Executive Officer of the Company since September 1998, and he served as Chief Executive Officer of the Company from July 1994 to September 1998. Dr. Lazzara also served as President of the Company from July 1994 to June 1997. From 1989 to 1994, Dr. Lazzara served as president or managing partner of certain of the Company's predecessor entities. He is a licensed orthodontist and, prior to founding the Company, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and is a Diplomat of the American Board of Orthodontists.

     BARTHOLOMEW F. PALMISANO, SR. Mr. Palmisano has served as Co-Chief Executive Officer of the Company since September 1998 and as Treasurer and a director of the Company since its inception in July 1994. He served as Chief Financial Officer, Senior Vice President and Secretary of the Company from its inception in July 1994 to September 1998. From 1989 to 1994, Mr. Palmisano served as the chief financial officer of certain of the Company's predecessor entities. Mr. Palmisano is a licensed certified public accountant and attorney.

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

     BARTHOLOMEW F. PALMISANO, JR. Mr. Palmisano has served as Chief Financial Officer and Secretary of the Company since September 1998. He served as Chief Information Officer of the Company from July 1994 to September 1998. He earned a B.A. in Economics and graduated with honors from Stanford University in 1992. He was employed as an accountant with Arthur Andersen & Co. in 1992. Mr. Palmisano is the son of Bartholomew F. Palmisano, Sr.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1999. The sections captioned "Comparative Performance Graph" and "Compensation Committee Report on Executive Compensation" included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial stockholders and management of the Company is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions with respect to the Company is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 1999.

                                    PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

     The following consolidated financial statements of the Company are included in Appendix A hereto.


     (1)  FINANCIAL STATEMENTS:

          Report of Independent Auditors.................................A-1

          Consolidated Balance Sheets -
           December 31, 1998 and 1997....................................A-2

          Consolidated Statements of Income - Years Ended
           December 31, 1998, 1997 and 1996..............................A-4

          Consolidated Statements of Equity - Years Ended
           December 31, 1998, 1997 and 1996..............................A-5

          Consolidated Statements of Cash Flows - Years Ended
           December 31, 1998, 1997 and 1996..............................A-6

          Notes to Consolidated Financial Statements -
           December 31, 1998.............................................A-7

     (2)  FINANCIAL STATEMENT SCHEDULE:

     All schedules are omitted, because they are not applicable or not required, or because the required information is included in the Company's consolidated financial statements or notes thereto.

    (3)  EXHIBITS:

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
-------       -----------------------
  3.1    --   Bylaws of the Registrant (1)
  3.2    --   Restated Certificate of Incorporation of the Registrant (2)
  4.1    --   Specimen Stock Certificate (1)
  9.1    --   Voting Trust Agreement, dated as of October 18, 1994, between John
              R. Anderson, D.D.S., P.A., Neal A. Stubbs, D.D.S., P.A., and
              Gasper Lazzara, Jr., D.D.S. (1)
 10.1    --   Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
 10.2    --   Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
 10.3    --   Form of Consulting Agreement (1)
 10.4    --   Employment Agreement, dated as of November 21, 1994, between the
              Registrant and Gasper Lazzara, Jr., D.D.S. (1)
 10.5    --   Employment Agreement, dated as of November 21, 1994, between the
              Registrant and Bartholomew F. Palmisano, Sr. (1)
 10.6    --   Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (1)
 10.7    --   Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock
              Option Plan for Non-Employee Directors (1)

 10.8    --   First Union National Bank Defined Contribution Master Plan and
              Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (1)
 10.9    --   Settlement and Purchase Agreement, dated as of October 10, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S.,
              P.A., and Gasper Lazzara, Jr., D.D.S., P.A., Gasper Lazzara, Jr.,
              D.D.S., Bartholomew F. Palmisano, Sr., Palmisano & Associates, A
              Corporation of Certified Public Accountants, Orthodontic Centers
              of America, Inc., a Florida corporation, Orthodontic Centers of
              America, Inc., a Louisiana corporation, and the Registrant (1)
 10.10   --   Orthodontic Centers of America, Inc. 1995 Restricted Stock Option
              Plan (3)
 10.11   --   Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase
              Plan (4)
 10.12   --   Employment Agreement, dated as of September 1, 1996, between the
              Registrant and Geoffrey L. Faux (5)
 10.13   --   Orthodontic Centers of America, Inc. 1997 Key Employee Stock
              Purchase Plan Participation Agreement, dated as of November 5,
              1997, between the Registrant and Geoffrey L. Faux (6)
 10.14   --   Orthodontic Centers of America, Inc. 1997 Key Employee Stock
              Purchase Plan Participation Agreement, dated as of November 5,
              1997, between the Registrant and Michael C. Johnsen (6)
 10.15   --   Orthodontic Centers of America, Inc. 1997 Key Employee Stock
              Purchase Plan Participation Agreement, dated as of November 5,
              1997, between the Registrant and Bartholomew F. Palmisano, Jr.
              (filed herewith)
 10.16   --   Revolving Credit and Security Agreement, dated as of October 8,
              1998, among the Registrant and certain subsidiaries of the
              Registrant, as Borrowers, the Lenders named therein, First Union
              National Bank, as Agent, Bank of America, FSB, as Documentation
              Agent, and Citibank, N.A., as Syndication Agent (filed herewith)
 21.1    --   List of subsidiaries of the Registrant (filed herewith)
 23.1    --   Consent of Ernst & Young LLP (filed herewith)
 27.1    --   Financial Data Schedule (filed herewith)

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.
(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration Statement No. 333-36799.
(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

     1. Employment Agreement, dated as of November 21, 1994, between the Registrant and Gasper Lazzara, Jr., D.D.S. (Exhibit 10.4)

     2. Employment Agreement, dated as of November 21, 1994, between the Registrant and Bartholomew F. Palmisano, Sr. (Exhibit 10.5)

     3. Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (Exhibit 10.6)

     4. First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (Exhibit 10.8)

     5. Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (Exhibit 10.11)

     6. Employment Agreement, dated as of September 1, 1996, between the Registrant and Geoffrey L. Faux (Exhibit 10.12)

     7. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Geoffrey L. Faux (Exhibit 10.13)

     8. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Michael C. Johnsen (Exhibit 10.14)

     9. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Bartholomew F. Palmisano, Jr. (Exhibit 10.15)

(b)   Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ponte Vedra Beach, State of Florida, on March 30, 1999.



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


         SIGNATURE                          TITLE                                      DATE
         ---------                          -----                                      ----
/s/ Gasper Lazzara, Jr., D.D.S.      Chairman of the Board,                       March 30, 1999
----------------------------------   Co-Chief Executive Officer, Director
Gasper Lazzara, Jr., D.D.S.          (principal executive officer)


/s/ Bartholomew F. Palmisano, Sr.    Co-Chief Executive Officer,                  March 30, 1999
----------------------------------   Treasurer, Director
Bartholomew F. Palmisano, Sr.


/s/ Bartholomew F. Palmisano, Jr.    Chief Financial Officer, Secretary           March 30, 1999
----------------------------------   (principal financial and accounting officer)
Bartholomew F. Palmisano, Jr.


/s/ Geoffrey L. Faux                 President, Director                          March 30, 1999
----------------------------------
Geoffrey L. Faux


/s/ Michael C. Johnsen               Chief Operating Officer, Director            March 30, 1999
----------------------------------
Michael C. Johnsen


/s/ Ashton J. Ryan, Jr.              Director                                     March 30, 1999
----------------------------------
Ashton J. Ryan, Jr.


/s/ A Gordon Tunstall                Director                                     March 30, 1999
----------------------------------
A Gordon Tunstall


/s/ Edward J. Walters, Jr.           Director                                     March 30, 1999
----------------------------------
Edward J. Walters, Jr.

                                       Consolidated Financial Statements

                                     Orthodontic Centers of America, Inc.

                                    Years ended December 31, 1998 and 1997
                                      with Report of Independent Auditors

                     Orthodontic Centers of America, Inc.

                       Consolidated Financial Statements


                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                   CONTENTS


Report of Independent Auditors..........................................A-1


Audited Consolidated Financial Statements

Consolidated Balance Sheets.............................................A-2
Consolidated Statements of Income.......................................A-4
Consolidated Statements of Shareholders' Equity.........................A-5
Consolidated Statements of Cash Flows...................................A-6
Notes to Consolidated Financial Statements..............................A-7

                        Report of Independent Auditors


The Board of Directors
Orthodontic Centers of America, Inc.


We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                ERNST & YOUNG LLP

New Orleans, Louisiana
March 22, 1999

                     Orthodontic Centers of America, Inc.

                          Consolidated Balance Sheets
                       (In thousands, except share data)



                                                                          DECEMBER 31
                                                                       1998         1997
                                                                    -----------------------
Assets
Current assets:
  Cash and cash equivalents                                         $  1,601     $  9,865
  Investments                                                          1,187       18,790
  Patient receivables, net of allowance for uncollectible
    billings of $5,356 in 1998 and $3,806 in 1997                     20,163       13,865
  Unbilled patient receivables, net of allowance for
    uncollectible amounts of $2,209 in 1998 and $1,464 in
    1997                                                              46,314       32,018
  Amounts receivable from orthodontic entities                         5,817        3,213
  Deferred income taxes                                                4,399        2,080
  Supplies inventory                                                   5,890        3,227
  Prepaid expenses and other assets                                    1,663        1,839
                                                                    -----------------------
Total current assets                                                  87,034       84,897

Property, equipment and improvements, net                             48,565       35,604
Investments                                                                -        2,071
Amounts receivable from orthodontic entities, less current
  portion                                                              8,412        5,881
Intangible assets                                                    152,438      100,121
Other assets                                                             349          401


                                                                    -----------------------

Total assets                                                        $296,798     $228,975
                                                                    =======================

                                                                           DECEMBER 31
                                                                       1998          1997
                                                                   --------------------------
Liabilities and shareholder's equity
Current liabilities:
  Accounts payable                                                  $  1,948       $    442
  Accrued salaries and other accrued liabilities                       2,932          2,825
  Patient prepayments                                                  4,326          4,170
  Income taxes payable                                                 7,921          4,116
  Amounts payable to orthodontic entities                              1,600          1,200
  Current portion of notes payable to affiliated orthodontists         5,118          3,901
  Current portion of long-term debt                                    3,555              -
                                                                    --------------------------
Total current liabilities                                             27,400         16,654

Notes payable to affiliated orthodontists, less current portion        6,159          6,492
Long-term debt, less current portion                                  16,500              -

Deferred income taxes                                                 15,580         15,089

Shareholders' equity:
  Preferred stock, $.01 par value per share; 10,000,000 shares
    authorized, no shares outstanding                                      -              -
  Common stock, $.01 par value per share; 100,000,000
    shares authorized at December 31, 1998 and 1997;
    47,849,000 and 47,373,000 shares issued and
    outstanding at December 31, 1998 and 1997,
    respectively                                                         478            474
  Additional paid-in capital                                         159,936        153,334
  Retained earnings                                                   78,599         44,786
  Due from key employees for stock purchase program                   (5,236)        (5,236)
  Capital contribution receivable from shareholders                   (2,618)        (2,618)
                                                                   --------------------------
Total shareholders' equity                                           231,159        190,740
                                                                   --------------------------
Total liabilities and shareholders' equity                          $296,798       $228,975
                                                                   ==========================


See accompanying notes.

                     Orthodontic Centers of America, Inc.

                       Consolidated Statements of Income
                     (In thousands, except per share data)



                                                   YEAR ENDED DECEMBER 31
                                             1998           1997          1996
                                          --------------------------------------

Net revenue                               $ 171,298      $ 117,326      $ 71,273

Direct expenses:
  Employee costs                             46,878         33,429        19,895
  Orthodontic supplies                       13,287          8,789         5,428
  Rent                                       14,128         10,299         6,114
  Marketing and advertising                  15,491          9,855         6,644
                                          --------------------------------------
Total direct expenses                        89,784         62,372        38,081

General and administrative                   18,104         13,356         8,703
Depreciation and amortization                 9,124          5,640         2,814
                                          --------------------------------------
Operating profit                             54,286         35,958        21,675

Interest expense                               (337)          (234)         (424)
Interest income                                 617          1,377         2,359
                                          --------------------------------------
Income before income taxes                   54,566         37,101        23,610

Provision for income taxes                   20,753         14,469         9,208
                                          --------------------------------------
Net income                                $  33,813      $  22,632      $ 14,402
                                          ======================================

Net income per share:
  Basic                                   $     .71      $     .51      $    .34
                                          ======================================
  Diluted                                 $     .70      $     .50      $    .33
                                          ======================================

Weighted average shares outstanding:
  Basic                                      47,690         44,576        42,388
                                          ======================================
  Diluted                                    48,502         45,414        43,708
                                          ======================================


See accompanying notes.

                     Orthodontic Centers of America, Inc.

                Consolidated Statements of Shareholders' Equity
                       (In thousands, except share data)


                                                                                          DUE
                                                                                       FROM KEY       CAPITAL
                                                                                       EMPLOYEES    CONTRIBUTIONS
                                                               ADDITIONAL              FOR STOCK      RECEIVABLE         TOTAL
                                                   COMMON       PAID-IN     RETAINED    PURCHASE         FROM        SHAREHOLDERS'
                                                   STOCK        CAPITAL     EARNINGS    PROGRAM      SHAREHOLDERS       EQUITY


                                                 ---------------------------------------------------------------------------------
Balance at January 1, 1996                         $    209    $ 69,352     $  7,752    $      -      $      -         $ 77,313
  Issuance of shares under stock option plans,
    including tax benefit of $1,705 (391,000
    shares)                                               2       2,396            -           -             -            2,398
  Issuance of shares of common stock to obtain
    management agreements (1,718,000 shares)             15      20,759            -           -             -           20,774
  Two-for-one stock split                               213        (213)           -           -             -                -
  Net income                                              -           -       14,402           -             -           14,402
                                                 ---------------------------------------------------------------------------------
Balance at December 31, 1996                            439      92,294       22,154           -             -          114,887
  Public offering of common stock (2,600,000
    shares)                                              26      45,720            -      (5,236)       (2,618)          37,892
  Issuance of shares under stock option plans,
    including tax benefit of $848 (151,000
    shares)                                               1       1,278            -           -             -            1,279
  Issuance of shares of common stock to obtain
    management agreements (779,000 shares)                8      14,042            -           -             -           14,050
  Net income                                              -           -       22,632           -             -           22,632
                                                 ---------------------------------------------------------------------------------
Balance at December 31, 1997                            474     153,334       44,786      (5,236)       (2,618)         190,740
  Issuance of shares under stock option plans,
    including tax benefit of $1,151 (223,000
    shares)                                               2       2,396            -           -             -            2,398
  Issuance of shares of common stock to obtain
    management agreements (253,000 shares)                2       4,206            -           -             -            4,208
  Net income                                              -           -       33,813           -             -           33,813
                                                 ---------------------------------------------------------------------------------
Balance at December 31, 1998                       $    478    $159,936     $ 78,599     $(5,236)     $ (2,618)        $231,159
                                                 =================================================================================


See accompanying notes.

                     Orthodontic Centers of America, Inc.
                     Consolidated Statements of Cash Flows
                       (In thousands, except share data)

                                                                                YEARS ENDED DECEMBER 31
                                                                            1998          1997         1996
                                                                          -----------------------------------
Operating activities
Net income                                                                $ 33,813      $ 22,632     $ 14,402
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for bad debt expense                                           2,295         1,851        1,617
    Depreciation and amortization                                            9,124         5,640        2,814
    Deferred income taxes                                                   (2,767)       (2,225)      (3,031)
    Changes in operating assets and liabilities:
      Patient receivables                                                   (7,848)       (7,659)      (4,871)
      Unbilled patient receivables and patient prepayments                 (14,885)      (12,724)      (6,169)
      Supplies inventory                                                    (2,663)       (1,429)        (447)
      Prepaid expenses and other                                               228          (132)        (788)
      Amounts receivable from/payable to orthodontic entities               (1,756)         (590)       1,074
      Accounts payable and other current liabilities                         6,568         3,682        2,215
                                                                          -----------------------------------
Net cash provided by operating activities                                   22,109         9,046        6,816

INVESTING ACTIVITIES
Purchases of property, equipment and improvements                          (17,638)      (14,952)     (12,333)
Purchase of available-for-sale investments                                       -       (21,758)     (30,000)
Proceeds from sales or maturities of available-for-sale investments         19,674        20,000       38,790
Intangible assets acquired                                                 (42,216)      (25,219)      (6,870)
Advances to orthodontic entities                                            (4,906)       (2,838)      (6,160)
Payments from orthodontic entities                                           1,927         2,094        3,325
                                                                          -----------------------------------
Net cash used in investing activities                                      (43,159)      (42,673)     (13,248)

FINANCING ACTIVITIES
Repayment of notes payable to affiliated orthodontists                      (7,864)       (6,658)      (1,213)
Proceeds from long-term debt                                                20,055             -            -
Issuance of common stock                                                       595        38,323          693
                                                                          -----------------------------------
Net cash provided by (used in) financing activities                         12,786        31,665         (520)
                                                                          -----------------------------------
Change in cash and cash equivalents                                         (8,264)       (1,962)      (6,952)
Cash and cash equivalents at beginning of year                               9,865        11,827       18,779
                                                                          -----------------------------------
Cash and cash equivalents at end of year                                  $  1,601      $  9,865     $ 11,827
                                                                          ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                                $    337      $    234     $    424
                                                                          ===================================
  Income taxes                                                            $ 19,287      $ 14,460     $ 10,449
                                                                          ===================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Long-term debt and common stock issued to obtain management
  agreements                                                              $ 13,609      $ 27,704     $ 20,894
                                                                          ===================================


See accompanying notes.

                     Orthodontic Centers of America, Inc.

                  Notes to Consolidated Financial Statements

                 Years ended December 31, 1998, 1997 and 1996


1. DESCRIPTION OF BUSINESS

Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 469, 360 and 247 orthodontic centers as of December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company managed 469 centers located in 41 states. The Company is also affiliated with orthodontists in Puerto Rico, Japan and Mexico.

The Company provides business operations, financial, marketing and administrative services to the orthodontic entities. These services are provided under service, management and consulting agreements with the orthodontists and their wholly-owned orthodontic entities (hereafter referred to as "Management Agreements"). These Management Agreements are generally for a term of 20 to 40 years. The practicing orthodontists own the orthodontic entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Orthodontic Centers of America, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                     Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All investments held at December 31, 1998 and 1997 are classified as available-for-sale because management does not have positive intent to hold until maturity. Available-for-sale investments are carried at amortized cost, which approximates fair value. At December 31, 1998, investments are included in current assets as management expects to use the proceeds from the sale of the investments in its current operations. At December 31, 1998 the Company's amortized cost of investments held consisted of $1,187,000 of municipal bonds. At December 31, 1997, the Company's amortized cost of investments held consisted of $17,789,000 of U. S. Treasury and U. S. Government Agency obligations, and $3,072,000 of corporate and municipal bonds. The unrealized gains and losses on these investments at December 31, 1998 and 1997 were not significant. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and included in interest income. The cost of investments sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

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

  AMOUNTS RECEIVABLE FROM ORTHODONTIC ENTITIES: The carrying amounts reported on the balance sheets for amounts receivable from orthodontic entities approximate their fair value.

                     Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  LONG-TERM DEBT: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and approximate their carrying values.

REVENUE RECOGNITION

Management fees are earned by the Company under the terms of the Management Agreements. Such fees are equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The orthodontic entities retain all orthodontic center revenue not paid to the Company as the management fee. The amounts retained by the orthodontic entities are dependent on their financial performance, based in significant part on the orthodontic entities, cash receipts and disbursements.

Under the terms of the Management Agreements, the orthodontic entities assign their receivables (billed and unbilled) to the Company in payment of their management fees. The Company is responsible for collection. Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. There are no unbilled receivables which will not be billed. The Company is exposed to certain credit risks. The Company manages such risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for billed and unbilled patient receivables and for loss contracts. Such deductions totaled $2,295,000, $1,851,000 and $1,617,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and have been within management's expectations. At December 31, 1998 and 1997, there were approximately 195,000 and 130,000, respectively, active patient contracts with balances outstanding. Patient prepayments represent collections from patients or their insurance companies which are received in advance of the performance of the related services.

SUPPLIES INVENTORY

Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.

                     Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 10 years. Leasehold improvements are amortized over the original lease term which is generally 5 to 10 years. The related depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was $4,575,000, $3,549,000 and $2,146,000, respectively.

INTANGIBLE ASSETS

Amortization expense for the years ended December 31, 1998, 1997 and 1996, was $4,549,000, $2,091,000 and $668,000, respectively. Accumulated amortization was $7,994,000 and $3,445,000 as of December 31, 1998 and 1997, respectively.
Intangible assets and the related accumulated amortization are written off when fully amortized.

Intangible assets include the costs of obtaining Management Agreements, which are amortized over the life of the agreements which is generally 20 to 40 years with most terms ranging from 20-25 years. Such Management Agreements represent the exclusive right to provide business operations, financial, marketing and administrative services to an orthodontic entity during the term of the Management Agreement. In the event the Management Agreement is terminated, the related orthodontic entity is generally required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.

INCOME TAXES

Income taxes for the Company are determined by the liability method in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes. The Company maintains a fiscal year end of September 30 for income tax reporting purposes.

                     Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-Up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The effect of adopting
SOP 98-5 will be to record a charge on January 1, 1999 for the cumulative effect of an accounting change of $1,089,000 net of taxes of $403,000 to expense costs that had previously been capitalized.

RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3. TRANSACTIONS WITH ORTHODONTIC ENTITIES

The Company has entered into an agreement with its financial institution whereby the financial institution finances operating losses and capital improvements for newly developed orthodontic centers directly to the orthodontic entity, subject to the financial institution's credit approval of the orthodontic entity, and where the Company remains a guarantor of the related debt. At December 31, 1998 and 1997, the Company was a guarantor for approximately $6,095,000 and $5,613,000, respectively, under this agreement. In certain cases, the Company funds these operating losses and capital improvements without the use of the agreement with its financial institution. Amounts advanced to an orthodontic entity by the Company to fund operating losses are required to be repaid to the Company over five years once the orthodontic entity generates operating profits.

                     Orthodontic Centers of America, Inc.

3. TRANSACTIONS WITH ORTHODONTIC ENTITIES (CONTINUED)

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

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following (in thousands):

                                                        DECEMBER 31
                                                     1998         1997
                                                  -----------------------

Leasehold improvements                              $32,728      $23,740
Furniture and fixtures                               27,395       18,884
Other equipment                                          53          338
Centers in progress                                   1,036          612
                                                  -----------------------
                                                     61,212       43,574
Less accumulated depreciation and amortization       12,647        7,970
                                                  -----------------------
                                                    $48,565      $35,604
                                                  =======================

                     Orthodontic Centers of America, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31
                                                               1998      1997
                                                             ------------------

Notes payable to affiliated orthodontists, interest rates
  from 8% to 10%, with maturity dates ranging from
  1999 to 2003, unsecured                                     $11,277   $10,393

Senior Credit Facility                                         16,500         -

Line of credit                                                  3,555         -
                                                             ------------------
                                                               31,332    10,393
Less current portion                                            8,673     3,901
                                                             ------------------
                                                              $22,659   $ 6,492
                                                             ==================

The aggregate maturities of long-term debt as of December 31, 1998 for each of the next five years are as follows (in thousands): 1999--$8,673; 2000--$5,254; 2001--$796; 2002--$76; and 2003--$16,533.

In 1998, the Company entered into a syndicated $100,000,000 Senior Revolving Credit Facility Agreement (the "Senior Credit Facility"). The Senior Credit Facility provides for an interest rate based on LIBOR, plus the Applicable Margin, as defined in the Senior Credit Facility. The interest rate outstanding as of December 31, 1998 ranged from 6.31% to 8% per annum, with a maturity date of October 2003. The Company may utilize the proceeds to refinance certain existing indebtedness, to finance certain acquisitions of assets of existing orthodontic centers, and for working capital. The amounts borrowed under the Senior Credit Facility are secured by security interests in all of the Company's assets, including its accounts receivable and equipment. The Company is required to maintain certain financial and nonfinancial covenants under the terms of the Senior Credit Facility, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. At December 31, 1998, the Company was in compliance with the covenants and restrictions of the Senior Credit Facility.

                     Orthodontic Centers of America, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

At December 31, 1998, the Company also had a $5,000,000 line of credit with a financial institution. The outstanding balance at December 31, 1998 was $3,555,000. The line of credit is available for general working capital needs, the development of new orthodontic centers and the acquisition of assets from existing orthodontic centers. The Company is required to maintain certain financial covenants under the terms of this line of credit. The line of credit agreement also restricts certain activities of the Company, including limiting the declaration of dividends to current earnings. At December 31, 1998, the Company was in compliance with the covenants and restrictions of the agreement.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                   YEARS ENDING DECEMBER 31
                                                 1998        1997        1996
                                            ------------------------------------

Numerator - net income for basic and
  diluted earnings per share                   $33,813     $22,632     $14,402
                                            ====================================

Denominator:
  Denominator for basic earnings per share     $47,690     $44,576     $42,388
  Effect of dilutive securities
    Employee stock options                         812         838       1,320
                                            ====================================
  Denominator for diluted earnings per
    share                                      $48,502     $45,414     $43,708

                                            ====================================
Basic earnings per share                       $   .71     $   .51     $   .34
                                            ====================================
Diluted earnings per share                     $   .70     $   .50     $   .33
                                            ====================================

                     Orthodontic Centers of America, Inc.

7. LEASES

Facilities for the orthodontic centers and administrative offices are rented under long-term leases accounted for as operating leases. The original lease terms are generally 5 to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future rental commitments as of December 31, 1998 are as follows (in thousands):

            1999            $ 8,842
            2000              7,156
            2001              6,412
            2002              5,216
            2003              3,381
            Thereafter        5,530
                            -------
                            $36,537
                            =======

Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows (in thousands):

                                          YEARS ENDED DECEMBER 31
                                      1998          1997          1996
                                   -------------------------------------

           Minimum rentals           $10,446       $ 7,704       $5,096
           Additional rentals          3,783         2,682        1,124
           Sublease income              (101)          (87)        (106)
                                   -------------------------------------
                                     $14,128       $10,299       $6,114
                                   =====================================

                     Orthodontic Centers of America, Inc.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows (in thousands):

                                                     DECEMBER 31
                                                  1998        1997
                                             ------------------------
Deferred tax liabilities:
 Intangible assets                                $14,959     $13,712
 Property and equipment                               184         625
 Other                                                437         752
                                             ------------------------
Total deferred tax liabilities                     15,580      15,089

Deferred tax assets:
 Patient receivables and prepayments                4,399       2,080
                                             ------------------------
Total deferred tax assets                           4,399       2,080
                                             ------------------------
Net deferred tax liabilities                      $11,181     $13,009
                                             ========================

Components of the provision (benefit) for income taxes were as follows (in thousands):

                                          YEARS ENDED DECEMBER 31
                                     1998          1997          1996
                               -----------------------------------------

Current                              $23,520       $16,694       $12,239
Deferred                              (2,767)       (2,225)       (3,031)
                               -----------------------------------------
Total                                $20,753       $14,469       $ 9,208
                               =========================================

The reconciliation of income tax computed at the federal statutory rates to income tax expense (benefit) is (in thousands):

                                               YEARS ENDED DECEMBER 31
                                            1998         1997         1996
                                        ---------------------------------------

Tax at federal statutory rates            $18,460      $12,985       $8,164
Other, primarily state income taxes         2,293        1,484        1,044
                                        ---------------------------------------
Total                                     $20,753      $14,469       $9,208
                                        =======================================

                     Orthodontic Centers of America, Inc.

9. BENEFIT PLANS

STOCK OPTION PLANS

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

The Company has reserved 600,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on the first trading date each year to each nonemployee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal annual installments beginning two years after the grant date, and expiring 10 years after the grant date, unless canceled sooner due to termination of service or death.

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

The Company has reserved 200,000 of the authorized shares of common stock for issuance under the 1996 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which allows participating employees of the Company to purchase shares of common

                     Orthodontic Centers of America, Inc.

9. Benefit Plans (continued)

stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum reported on the New York Stock Exchange on the applicable purchase date or the first trading date of year, whichever is lower. Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company.

FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

                                  1998            1997            1996
                             ------------------------------------------------

Risk-free interest rate         6.11%            6.75%           6.3%
Dividend yield
 Volatility factor               .490             .608            .45
 Weighted average expected
  life                          7.43 YEARS       8.01 years      6.7 years


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

                     Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. No compensation cost has been recognized for its stock options in the financial statements. Had the Company's stock based compensation plan been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                    1998         1997        1996
                               -------------------------------------

Pro forma net income                $33,111      $22,249     $14,300
Pro forma earnings per share:
 Basic                              $   .69      $   .50     $   .34
 Diluted                            $   .68      $   .49     $   .33

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                               1998                           1997                           1996
                                 ---------------------------------------------------------------------------------------------
                                                       WEIGHTED                        WEIGHTED                        WEIGHTED
                                                        AVERAGE                         AVERAGE                         AVERAGE
                                                       EXERCISE                        EXERCISE                        EXERCISE
                                        OPTIONS         PRICE          OPTIONS          PRICE        OPTIONS            PRICE
                                 ---------------------------------------------------------------------------------------------

Outstanding-beginning of year          3,130,072         $ 9.57       1,661,753         $ 3.65       1,858,496          $ 3.24
Granted                                  373,943          16.36       1,609,713          15.44         237,095           12.83
Exercised                               (181,729)          3.54        (130,753)          3.29        (390,868)           2.75
Forfeited                                (49,400)          4.72         (10,641)          5.95         (42,970)           3.24
                                  --------------                ---------------                ---------------

Outstanding-end of year                3,272,886          10.88       3,130,072           9.57       1,661,753            3.65
                                  ==============                ===============                ===============
Exercisable at end of year               901,575           6.47         336,543           3.25           6,592            2.75
                                  ==============                ===============                ===============
Weighted-average fair value of
 options granted during the year          $12.05                         $10.56                          $8.58
                                  ==============                ===============                ===============

                     Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

Of the options outstanding at December 31, 1998, approximately 1,137,000 were issued on or about the date of the Company's initial public offering and have exercise prices which range from $2.75 to $3.25, a weighted average exercise price of $3.04 and a weighted average remaining contractual life of 7.0 years. The remaining options outstanding at December 31, 1998 have exercise prices which range from $3.25 to $20.50, a weighed average exercise price of $11.29 and a weighed average remaining contractual of 8.02 years.

KEY EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company implemented the Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan (the "Key Employee Purchase Plan") to encourage ownership of the Company's common stock by executive officers and other key employees of the Company and thereby align their interests with those of the Company's shareholders. Under the Key Employee Purchase Plan, from time to time, the Company's executive officers and certain other key employees will be permitted to purchase (from the Company, during an offering or on the open market, as determined by the Company) shares of the Company's common stock with an aggregate value of up to five times the applicable employee's annual base salary. The purchase price of such shares will equal the public offering price or the reported last sale price per share of common stock on the business day immediately preceding the date of purchase, as applicable.

For each employee participating in the Key Employee Purchase Plan, the Company will finance 50% of the purchase price through a loan from the Company. Each such loan will be evidenced by a promissory note and will be a full recourse obligation of the employee, secured by all of the shares of common stock acquired by the employee in connection with the loan. Each such loan will bear a market rate of interest and the outstanding principal and accrued interest under the loan will be payable, in one lump-sum payment, on the earlier of (i) the fifth anniversary of the date of the loan or (ii) termination of the applicable employee's employment with the Company. A proportionate amount of the outstanding principal and accrued interest under the loan will be payable upon the sale or transfer by the employee of shares of common stock purchase in connection with the loan.

                     Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

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

In 1997, 295,000 shares of common stock were purchased under the Key Employee Purchase Plan. The 50% of the loan not financed by the Company was financed personally by major shareholders on terms comparable to the loan from the Company. This loan has been recorded as a capital contribution to the Company with the corresponding amount due from the key employees recorded as a deduction from shareholders' equity. The loan to be financed personally by shareholders was paid by the Company at the time of the offering and has not been repaid at December 31, 1998. Therefore, a capital contribution receivable from the Shareholders had been recorded at December 31, 1998 as a reduction from shareholders' equity. The total amount due from key employees in conjunction with the Key Employee Purchase Plan as of December 31, 1998 was $5,236,000. As the loans are repaid, a pro-rata portion of the principal payment will be distributed to the shareholders who financed the loans.

                     Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) Plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee's contribution to the plan, up to a maximum of $600 per year. Plan expense totaled $52,000 for the year ended December 31, 1998 and $49,000 for years ended December 31, 1997 and 1996, respectively.

10. ACQUISITION OF MANAGEMENT CONTRACTS

The following table summarizes the Company's finalized agreements with orthodontic entities to obtain Management Agreements and to acquire other assets for the years ended December 31:

                       ORTHODONTIC      CENTERS          TOTAL           NOTES                                   COMMON STOCK
                          ENTITY        (NET OF       ACQUISITION       PAYABLE        REMAINDER          SHARE VALUE       SHARES
  December 31         AFFILIATIONS   CONSOLIDATIONS)     COSTS          ISSUED      (PRIMARILY CASH)   (AT AVERAGE COST)    ISSUED
-----------------------------------------------------------------------------------------------------------------------------------

     1998                 70              109          $56,900,000    $ 8,700,000     $43,994,000        $ 4,206,000        253,000
     1997                 52               72           49,500,000     13,700,000      21,755,000         14,045,000        779,000
     1996                 40               54           32,400,000        120,000      11,509,000         20,771,000      1,718,000

11. COMMITMENTS AND CONTINGENCIES

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

                     Orthodontic Centers of America, Inc.

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

                     Orthodontic Centers of America, Inc.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                                QUARTER ENDED
                                ---------------------------------------------------------------------------
                                        MARCH              JUNE            SEPTEMBER           DECEMBER
                                        1998               1998               1998               1998
                                ---------------------------------------------------------------------------

Net revenue                         $37,693            $41,527            $44,697            $47,381
Operating profit                     12,058             13,243             13,922             15,063
Net income                            7,543              8,266              8,701              9,303
Net income per share:
 Basic                              $   .16            $   .17            $   .18            $   .20
 Diluted                                .16                .17                .18                .19

                                                                QUARTER ENDED
                                ---------------------------------------------------------------------------
                                        MARCH              JUNE            SEPTEMBER           DECEMBER
                                        1997               1997               1997               1997
                                ---------------------------------------------------------------------------

Net revenue                         $24,899            $27,480            $31,439            $33,508
Operating profit                      7,467              8,530              9,516             10,445
Net income                            4,773              5,370              5,898              6,591
Net income per share:
 Basic                              $   .11            $   .12            $   .13            $   .15
 Diluted                                .11                .12                .13                .14

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
------     -----------------------

 3.1  --   Bylaws of the Registrant (1)
 3.2  --   Restated Certificate of Incorporation of the Registrant (2)
 4.1  --   Specimen Stock Certificate (1)
 9.1  --   Voting Trust Agreement, dated as of October 18, 1994, between John R.
           Anderson, D.D.S., P.A., Neal A. Stubbs, D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S. (1)
10.1  --   Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.2  --   Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.3  --   Form of Consulting Agreement (1)
10.4  --   Employment Agreement, dated as of November 21, 1994, between the
           Registrant and Gasper Lazzara, Jr., D.D.S. (1)
10.5  --   Employment Agreement, dated as of November 21, 1994, between the
           Registrant and Bartholomew F. Palmisano, Sr. (1)
10.6  --   Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (1)
10.7  --   Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option
           Plan for Non-Employee Directors (1)
10.8  --   First Union National Bank Defined Contribution Master Plan and Trust
           Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (1)
10.9  --   Settlement and Purchase Agreement, dated as of October 10, 1994, between John R. Anderson, D.D.S., P.A. and Neal A. Stubbs, D.D.S., P.A., and Gasper Lazzara, Jr., D.D.S., P.A., Gasper Lazzara, Jr., D.D.S., Bartholomew F. Palmisano, Sr., Palmisano & Associates, A Corporation of Certified Public Accountants, Orthodontic Centers of America, Inc., a Florida corporation, Orthodontic Centers of America, Inc., a Louisiana corporation, and the Registrant (1)
10.10 -- Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (3)
10.11 -- Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (4)
10.12 -- Employment Agreement, dated as of September 1, 1996, between the Registrant and Geoffrey L. Faux (5)
10.13 -- Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Geoffrey L. Faux (6)
10.14 -- Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Michael C. Johnsen (6)
10.15 -- Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Bartholomew F. Palmisano, Jr. (filed herewith)
10.16 -- Revolving Credit and Security Agreement, dated as of October 8, 1998, among the Registrant and certain subsidiaries of the Registrant, the Lenders named therein, First Union National Bank, as Agent, Bank of America, FSB, as Documentation Agent, and Citibank, N.A., as Syndication Agent (filed herewith)
21.1  --   List of subsidiaries of the Registrant (filed herewith)
23.1  --   Consent of Ernst & Young LLP (filed herewith)
27.1  --   Financial Data Schedule (filed herewith)

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.
(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration Statement No. 333-36799.
(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.