Form 10-Q
period 1999-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1999-05-17
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1999, OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________ TO ___________.

                         Commission File No.: 0-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                 72-1278948
     -------------------------------             ----------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              identification number)

      5000 Sawgrass Village, Suite 25
        Ponte Vedra Beach, Florida                       32082
      -------------------------------                  ---------
      (Address of principal executive                  (Zip Code)
      offices)


                                (904) 273-0004
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [_]

At May 10, 1999, there were 48,002,576 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998...............              3

              Condensed Consolidated Statements of Income -
              Three months ended March 31, 1999
              and 1998...........................................              4

              Condensed Consolidated Statements of Cash Flow -
              Three months ended March 31, 1999 and 1998.........              5

              Notes to Condensed Consolidated Financial
              Statements - March 31, 1999........................              6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......              8

     Item 3   Quantitative and Qualitative Disclosures about
              Market Risk........................................             13

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K...................             14


                          FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Security Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, liquidity, capital resources, and Year 2000 compliance. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in other public announcements by the Company.

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets

                                                       March 31  December 31
                                                         1999      1998 (1)
                                                       --------    --------
                                                      (Unaudited)
                                                           (in thousands)
ASSETS:
Current assets:
 Cash and cash equivalents                             $  2,187    $  1,601
 Investments                                                ---       1,187
 Patient receivables, net                                21,836      20,163
 Unbilled patient receivables, net                       50,944      46,314
 Deferred income tax asset                                4,399       4,399
 Amounts receivable from
  orthodontic entities                                    6,093       5,817
 Supplies inventory                                       6,910       5,890
 Prepaid expenses  and other assets                       1,903       1,663
                                                       --------    --------
Total current assets                                     94,272      87,034
Property, equipment & improvements, net                  51,799      48,565
Amounts receivable from orthodontic
 entities, less current portion                           9,336       8,412
Intangible assets                                       153,090     152,438
Other assets                                                450         349
                                                       --------    --------
Total assets                                           $308,947    $296,798
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable and other current
  liabilities                                          $ 19,294    $ 18,727
 Current portion of long-term debt                        8,267       8,673
                                                       --------    --------
Total current liabilities                                27,561      27,400
Deferred income taxes                                    15,580      15,580
Long-term debt, less current portion                     24,460      22,659

Stockholders' Equity:
 Preferred stock                                            ---         ---
 Common stock, $.01 par value per share,
  100,000,000 shares authorized, 47,869,000
    shares outstanding at March 31, 1999 and
    47,849,000 shares outstanding
    at December 31, 1998                                    479         478
 Additional paid-in capital                             160,643     159,936
 Due from key employees                                  (5,236)     (5,236)
 Capital contribution received
   from shareholders                                     (2,618)     (2,618)
 Retained earnings                                       88,078      78,599
                                                       --------    --------
Total stockholders' equity                              241,346     231,159
                                                       --------    --------
Total liabilities and
 stockholders' equity                                  $308,947    $296,798
                                                       ========    ========

(1) The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                         Three Months Ended
                                               March 31
                                          ------------------
                                            1999      1998
                                          -------    -------
                                        (in thousands, except
                                            per share data)

Net revenue                               $49,048    $37,693

Direct expenses:
 Employee costs                            13,306     10,408
 Orthodontic supplies                       3,734      3,010
 Rent                                       4,027      3,136
 Marketing and advertising                  3,599      3,069
                                          -------    -------
                                           24,666     19,623

General and administrative                  5,011      4,014
Depreciation and amortization               2,705      1,998
                                          -------    -------
Operating profit                           16,666     12,058

Interest expense                             (441)        (8)
Interest income                                91        316
                                          -------    -------
Income before income taxes                 16,316     12,366

Provision for income taxes                  6,159      4,823
                                          -------    -------
Income before cumulative effect of a
 change in accounting principle            10,157      7,543

Cumulative effect of a change in
 accounting principle, net of
 income tax benefit of $410                  (678)         -
                                          -------    -------

Net income                                $ 9,479    $ 7,543
                                          =======    =======

Net income per share:
  Basic                                   $  0.20    $  0.16
                                          =======    =======

  Diluted before cumulative
   effect of change in
    accounting principle                  $  0.21    $  0.16

  Cumulative effect of change in
   accounting principle                   $  0.02    $   ---
                                          -------    -------

  Diluted net income per share            $  0.19    $  0.16
                                          =======    =======
Average shares outstanding
 Basic                                     47,909     47,434
                                          =======    =======

 Diluted                                   48,698     48,309
                                          =======    =======


See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                      Three months ended
                                                           March 31
                                                      -------------------
                                                       1999        1998
                                                        (in thousands)
Operating activities:
  Net income                                          $ 9,479    $  7,543
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt expense                       573         564
     Depreciation and amortization                      2,705       1,998
     Deferred income taxes                                  -       1,731
     Cumulative effect of change in accounting
       principle                                        1,088         ---
     Changes in operating assets and liabilities
      Patient receivables                              (2,011)     (2,232)
      Unbilled patient receivables and
        patient prepayments                            (4,703)     (2,649)
      Supplies inventory, prepaid expenses
        and other                                      (1,526)     (1,588)
      Amounts receivable from/payable to
        orthodontic entities                             (151)        111
      Accounts payable and other current
        liabilities                                       281      (3,871)
                                                      -------    --------
Net cash provided by operating activities               5,735       1,607

Investing Activities:
 Purchase of property, equipment
   and improvements                                    (4,593)     (4,758)
 Net proceeds from
   available-for-sale investments                       1,187      18,283
 Advances to orthodontic entities                      (1,335)     (2,434)
 Payments from orthodontic entities                       411         547
 Intangible assets acquired                            (2,512)    (16,144)
                                                      -------    --------
Net cash used in investing activities                  (6,842)    ( 4,506)

Financing activities:
 Issuance of common stock                                 499        (288)
 Proceeds from long term debt                           2,500         ---
 Repayment of long-term debt                           (1,306)     (2,419)
                                                      -------    --------
Net cash provided by
 (used in) financing activities                         1,693      (2,707)
                                                      -------    --------
Change in cash
  and cash equivalents                                    586      (5,606)
Cash & cash equivalents at
  beginning of period                                   1,601       9,865
                                                      -------    --------
Cash & cash equivalents at
  end of period                                       $ 2,187    $  4,259
                                                      =======    ========
Supplemental cash flow information
  Interest paid                                       $   441    $     17
                                                      =======    ========

  Income taxes paid                                   $ 5,700    $  9,275
                                                      =======    ========
Supplemental disclosures of
  non-cash investing and financing
  activities:

  Long term debt and common stock
    issued (net of returns) in acquisition of
    intangible and other assets                       $   410    $  8,584
                                                      =======    ========


 See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1999

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 491 orthodontic centers located throughout the United States and in two countries outside the United States as of March 31, 1999.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

3.  EARNINGS PER SHARE

    Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

4.  CHANGE IN ACCOUNTING PRINCIPLE

    In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires companies to expense start-up costs, including organizational costs, as incurred. Upon adoption of SOP 98-5, a company is required to record any previously capitalized start-up or organizational costs as a cumulative expense. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. On January 1, 1999, the company wrote off $680,000 (net of income tax benefit of $410) in accordance with SOP 98-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 491 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan and Mexico at March 31, 1999.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                Three months ended
                                                 Year ended December 31,            March 31,
                                      1994    1995      1996     1997     1998         1999
                                      ----    ----      ----     ----     ----         ----
Number of centers at
  beginning of period                   55      75      145      247      360          469
Number of centers
  developed during period               22      44       53       58       54           13
Number of centers
  acquired during period                 1      29       68       78       66            9
Number of centers
  consolidated during period            (3)     (3)     (19)     (23)     (11)         ---
                                       ---     ---      ---      ---      ---          ---
Number of centers
  at end of period                      75     145      247      360      469          491
                                       ===     ===      ===      ===      ===          ===

     Of the 491 Orthodontic Centers at March 31, 1999, 265 were developed by the Company, 293 were existing orthodontic practices the assets of which were acquired by the Company and 67 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and affiliating with, existing practices.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At March 31, 1999, 260 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $900,000 for the three months ended March 31, 1999. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers.

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

                                 Three months ended
                                      March 31,
                                    1999     1998
                                   -----    -----

Net revenue                        100.0%   100.0%
                                   -----    -----
Direct expenses
 Employee cost                      27.1     27.6
 Orthodontic supplies                7.6      8.0
 Rent                                8.2      8.3
 Marketing and advertising           7.4      8.2
                                   -----    -----
  Total direct expenses             50.3     52.1
General and administrative          10.2     10.6
Depreciation and amortization        5.5      5.3
                                   -----    -----
Operating profit                    34.0     32.0
Interest (income) expense            0.7     (0.8)
                                   -----    -----
 Income before income taxes         33.3     32.8
Provision for income taxes          12.6     12.8
                                   -----    -----
Net income                          20.7%    20.0%
                                   =====    =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET REVENUE. Net revenue increased $11.3 million, or 30.1%, to $49.0 million for the three months ended March 31, 1999 from $37.7 million for the three months ended March 31, 1998. Approximately, $4.0 million of this increase was attributable to the 141 (net of consolidations) Orthodontic Centers opened since January 1, 1998, approximately $7.2 million to the growth in net revenue of the 350 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 214,000 at March 31, 1999 from approximately 139,000 at March 31, 1998.

EMPLOYEE COSTS. Employee costs increased $2.9 million, or 27.8%, to $13.3 million for the three months ended March 31, 1999 from $10.4 million for the three months ended March 31, 1998. As a percentage of net revenue, however, employee costs decreased to 27.1% for the three months ended March 31, 1999 from 27.6% for the three months ended March 31, 1998. The percentage decrease primarily reflects capacity efficiencies achieved through general changes to patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $700,000, or 24.0%, to $3.7 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.6% for the three months ended March 31, 1999 from 8.0% the three months ended March 31, 1998, due to cost improvements attained through bulk purchasing.

RENT. Rent expense increased $900,000, or 28.4%, to $4.0 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after March 31, 1998. As a percentage of net revenue, however, rent expense decreased to 8.2% for the three months ended March 31, 1999 from 8.3% for the three months ended March 31, 1998. The decrease in the percentage was attributable to the decrease in average rent per Orthodontic Center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $500,000, or 17.3%, to $3.6 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998. The increase in this expense resulted primarily from the addition of Orthodontic Centers after March 31, 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.4% for the three months ended March 31, 1999 from 8.2% for the three months ended March 31, 1998. The decrease in this expense as a percentage of net revenue is attributable to the initiation of certain marketing strategies designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.0 million, or 24.8%, to $5.0 million for the three months ended March 31, 1999 from $4.0 million for the three months ended March 31, 1998. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after March 31, 1998. As a percentage of net revenue, however, general and administrative expense decreased to 10.2% for the three months ended March 31, 1999 from 10.6% for the three months ended March 31, 1998. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after March 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $700,000, or 35.4%, to $2.7 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998. As a percentage of net revenue, depreciation and amortization expense increased to 5.5% for the three months ended March 31, 1999 from 5.3% for the three months ended March 31, 1998. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after March 31, 1998.

OPERATING PROFIT. Operating profit increased $4.6 million, or 38.2%, to $16.7 million for the three months ended March 31, 1999 from $12.1 million for the three months ended March 31, 1998. As a percentage of net revenue, operating profit increased to 34.0% for the three months ended March 31, 1999 from 32.0% for the three months ended March 31, 1998 as a result of the factors discussed above.

INTEREST. The Company incurred net interest expense of $350,000 for the three months ended March 31, 1999 compared to a net interest income of $310,000 for the three months ended March 31, 1998, as a result of interest incurred on borrowings under the Company's $100 million revolving line of credit.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.4 million, or 27.7%, to $6.2 million for the three months ended March 31, 1999 from $4.8 million for the three months ended March 31, 1998. The Company's effective income tax rate was 37.7% for the three months ended March 31, 1999 and 39.0% for the three months ended March 31, 1998.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to AICPA's adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded a cumulative effect of a change in accounting principle of $680,000 (net of an income tax benefit of $410,000) in the three months ended March 31, 1999.

NET INCOME. Net income increased $2.0 million, or 25.7%, to $9.5 million for the three months ended March 31, 1999 from $7.5 million for the three months ended March 31, 1998. As a percentage of net revenue, net income increased to 20.7% for the three months ended March 31, 1999 from 20.0% for the three months ended March 31, 1998 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $5.7 million for the three month period ended March 31, 1999 as compared to $1.6 million in the comparable period of 1998. The $9.5 million in net income for the three month period ending March 31, 1999 was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at March 31, 1999 increased $6.1 million over December 31, 1998 levels as a result of an increase in the number of patients treated and the fees for treatment in the Orthodontic Centers. The following table presents certain information with respect to Orthodontic Centers open less than 26 months and those open greater than 26 months as of the date indicated:

                                                                  Three months ended
                                                                        March 31,
                                                                    1999         1998
                                                                  --------     --------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
-----------------------------------------------------
  Patient receivables                                             $   (220)    $   (376)
  Unbilled patient receivables and
     patient prepayments                                              (848)        (418)
                                                                  --------     --------
                                                                    (1,068)        (794)
Orthodontic Centers affiliated less than 26 months
-----------------------------------------------------
   Patient receivables                                              (1,453)      (1,856)
   Unbilled patient receivables and
      patient prepayments                                           (3,619)      (2,231)
                                                                  --------     --------
                                                                   ( 5,072)     ( 4,087)
                                                                  --------     --------
Total increase in patient receivables                             $( 6,140)    $( 4,881)
                                                                  ========     ========

     The Company expects that available cash, cash equivalents, available for sale investments, cash flow from operations and existing short-term lines of credit will be sufficient to meet the Company's normal operating requirements, including acquisitions of management and consulting contracts during the remainder of 1999. The Company has a $100 million revolving line of credit for expansion and general working capital needs. During the twelve month period ended March 31, 1999, the Company expended $70.7 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash and cash equivalents were reduced by only $2.1 million as summarized below. The remainder of the cash expenditures were financed from the Company's cash flow from operations and revolving line of credit.

                                                                            Three months ended
                                                                                 March 31,
                                                                              1999       1998
                                                                             ------     -------
Cash, cash equivalents and available for sale
investments at January 1.                                                    $1,601     $ 9,865

(Decrease)/increase in cash, cash equivalents and available
for sale investments, three months ended March 31.                              586      (5,606)
                                                                             ------     -------
Cash and cash equivalents                                                    $2,187     $ 4,259
                                                                             ======     =======

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

     During the execution of the Company's Year 2000 conversion project, the Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. Through March 31, 1999, the Company had incurred a total of approximately $34,000 in costs with respect to Year 2000 conversion, including $2,700 in connection with acquiring Year 2000 compliant hardware, software and other equipment. The primary source of funds for these costs, and additional costs and expenses to be incurred, is the Company's operating cash flows. Additional expenses of the Year 2000 project are not expected to have a material effect on the Company's financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During the three months ended March 31, 1999 there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     Exhibit number      Description
     --------------      -----------
          27             Financial Data Schedule

     (b) REPORTS ON FORM 8-K
     The Company filed no reports on Form 8-K for the three months ended March 31, 1999.

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

                              Orthodontic Centers of America, Inc.
                              ------------------------------------
                                           (Registrant)



Date:  May 13, 1999           /s/ Bartholomew F. Palmisano, Sr.
                              -------------------------------------
                              Bartholomew F. Palmisano, Sr.
                              Co-Chief Executive Officer, Senior Vice President,
                              Treasurer

                              /s/ Bartholomew F. Palmisano, Jr.
                              ------------------------------------
                              Bartholomew F. Palmisano, Jr.
                              Chief Financial Officer, Secretary