Form 10-Q
period 1999-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1999-08-13
CIK 931702

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

XXX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
     ___________.

                        Commission File No.: 000-25256

                     ORTHODONTIC CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                  72-1278948
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                identification number)

  5000 Sawgrass Village, Suite 25
    Ponte Vedra Beach, Florida                           32082
  (Address of principal executive                     (Zip Code)
             offices)

                                (904) 273-0004
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At August 5, 1999, there were 48,081,961 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                     ORTHODONTIC CENTERS OF AMERICA, INC.

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998................      4

              Condensed Consolidated Statements of Income -
              Six months ended June 30, 1999
              and 1998...........................................      5

              Condensed Consolidated Statements of Income -
              Three months ended June 30, 1999
              and 1998...........................................      6

              Condensed Consolidated Statements of Cash Flow -
              Six months ended June 30, 1999 and 1998............      7

              Notes to Condensed Consolidated Financial
              Statements - June 30, 1999.........................      8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations......     10

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk........................................     19

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of
              Security Holders...................................     20

     Item 6.  Exhibits and Reports on Form 8-K...................     20


                           FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, addition of Orthodontic Centers, liquidity, capital resources, and Year 2000 compliance. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings with the Securities and Exchange Commission or in other public announcements by the Company.

Part 1.      Financial Information

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     Orthodontic Centers of America, Inc.
                     Condensed Consolidated Balance Sheets


                                                       June 30    December 31
                                                         1999       1998 (1)
                                                       -------    -----------
                                                     (Unaudited)
                                                         (in thousands)
ASSETS:
Current assets:
 Cash and cash equivalents                            $  4,028    $  1,601
 Investments                                               ---       1,187
 Patient receivables, net                               23,323      20,163
 Unbilled patient receivables, net                      55,318      46,314
 Deferred income tax asset                               4,399       4,399
 Amounts receivable from
  orthodontic entities                                   6,857       5,817
 Supplies inventory                                      7,905       5,890
 Prepaid expenses  and other assets                      1,825       1,663
                                                      --------    --------
Total current assets                                   103,655      87,034
Property, equipment & improvements, net                 54,756      48,565
Amounts receivable from orthodontic
 entities, less current portion                          9,735       8,412
Intangible assets                                      160,491     152,438
Other assets                                               482         349
                                                      --------    --------
Total assets                                          $329,119    $296,798
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable and other current
  liabilities                                         $ 16,709    $ 18,727
 Current portion of long-term debt                       5,044       8,673
                                                      --------    --------
Total current liabilities                               21,753      27,400
Deferred income taxes                                   15,580      15,580
Long-term debt, less current portion                    37,990      22,659

Stockholders' Equity:
 Preferred stock                                           ---         ---
 Common stock, $.01 par value per share,
  100,000,000 shares authorized, 48,015,277
    shares outstanding at June 30, 1999 and
    47,849,000 shares outstanding
    at December 31, 1998                                   480         478
 Additional paid-in capital                            161,568     159,936
 Due from key employees                                 (5,236)     (5,236)
 Capital contribution received
   from shareholders                                    (2,618)     (2,618)
 Retained earnings                                      99,602      78,599
                                                      --------    --------
Total stockholders' equity                             253,796     231,159
                                                      --------    --------
Total liabilities and
 stockholders' equity                                 $329,119    $296,798
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

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                            Six Months Ended
                                                 June 30
                                           ------------------
                                             1999       1998
                                           --------   -------
                                         (in thousands, except
                                            per share data)

Net revenue                               $104,449    $79,221

Direct expenses:
 Employee costs                             28,264     21,732
 Orthodontic supplies                        7,846      6,230
 Rent                                        8,551      6,548
 Marketing and advertising                   7,679      6,826
                                          --------    -------
                                            52,340     41,336

General and administrative                  10,718      8,395
Depreciation and amortization                5,802      4,188
                                          --------    -------
Operating profit                            35,589     25,302

Interest expense                              (972)       (82)
Interest income                                210        425
                                          --------    -------
Income before income taxes                  34,827     25,645

Provision for income taxes                  13,147      9,836
                                          --------    -------
Income before cumulative effect of a
 change in accounting principle             21,680     15,809

Cumulative effect of a change in
 accounting principle, net of
 income tax benefit of $410                   (678)         -
                                          --------    -------
Net income                                $ 21,002    $15,809
                                          ========    =======
Net income per share:
  Basic                                   $   0.44    $  0.33
                                          ========    =======
  Diluted before cumulative
   effect of change in
    accounting principle                  $   0.45    $  0.33

  Cumulative effect of change in
   accounting principle                   $   0.02    $   ---
                                          --------    -------
  Diluted net income per share            $   0.43    $  0.33
                                          ========    =======
Average shares outstanding
 Basic                                      47,941     47,577
                                          ========    =======
 Diluted                                    48,665     48,572
                                          ========    =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

            Condensed Consolidated Statements of Income (Unaudited)

                                    Three Months Ended
                                         June 30
                                  ---------------------
                                     1999       1998
                                  ---------   ---------
                                 (in thousands, except
                                     per share data)

Net revenue                        $55,401    $41,527

Direct expenses:
 Employee costs                     14,958     11,324
 Orthodontic supplies                4,112      3,219
 Rent                                4,524      3,414
 Marketing and advertising           4,080      3,757
                                   -------    -------
                                    27,674     21,714

General and administrative           5,707      4,378
Depreciation and amortization        3,097      2,192
                                   -------    -------
Operating profit                    18,923     13,243

Interest expense                      (531)       (74)
Interest income                        119        110
                                   -------    -------
Income before income taxes          18,511     13,279

Provision for income taxes           6,988      5,013
                                   -------    -------
Net income                         $11,523    $ 8,266
                                   =======    =======
Net income per share:
  Basic                              $0.24      $0.17
                                   =======    =======
  Diluted                            $0.24      $0.17
                                   =======    =======
Average shares outstanding
 Basic                              47,975     47,720
                                   =======    =======
 Diluted                            48,633     48,834
                                   =======    =======

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                        Six months ended
                                                             June 30
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
                                                         (in thousands)
Operating activities:
  Net income                                          $ 21,002    $ 15,809
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for bad debt expense                      1,082       1,133
     Depreciation and amortization                       5,802       4,188
     Deferred income taxes                                   -       1,436
     Cumulative effect of change in accounting
       principle                                         1,088         ---
     Changes in operating assets and liabilities
      Patient receivables                               (3,766)     (4,067)
      Unbilled patient receivables and
       patient prepayments                              (9,521)     (5,995)
      Supplies inventory, prepaid expenses
        and other                                       (2,209)     (1,805)
      Amounts receivable from/payable to
        orthodontic entities                            (1,040)       (221)
      Accounts payable and other current
        liabilities                                     (2,069)     (2,692)
                                                      --------    --------
Net cash provided by operating activities               10,369       7,786

Investing Activities:
 Purchase of property, equipment
   and improvements                                     (9,268)     (9,521)
 Net proceeds from
   available-for-sale investments                        1,187      20,861
 Advances to orthodontic entities                       (2,239)     (3,091)
 Payments from orthodontic entities                        916         908
 Intangible assets acquired                             (9,183)    (25,572)
                                                      --------    --------
Net cash used in investing activities                  (18,587)    (16,415)

Financing activities:
 Issuance of common stock                                  866        (104)
 Proceeds from long term debt                           12,418       3,000
 Repayment of long-term debt                            (2,639)     (3,873)
                                                      --------    --------
Net cash provided by
  (used in) financing activities                        10,645        (977)
                                                      --------    --------
Change in cash
  and cash equivalents                                   2,427      (9,606)
Cash & cash equivalents at
  beginning of period                                    1,601       9,865
                                                      --------    --------
Cash & cash equivalents at
  end of period                                       $  4,028    $    259
                                                      ========    ========
Supplemental cash flow information:
  Interest paid                                       $    972    $     82
                                                      ========    ========
  Income taxes paid                                   $ 19,118    $ 14,385
                                                      ========    ========


Supplemental disclosures of non-cash
  investing and financing activities:

 Long term debt and common stock
   issued (net of returns) in acquisition of
   intangible and other assets                        $  2,693    $  9,279
                                                      ========    ========

See notes to condensed consolidated financial statements.

                     Orthodontic Centers of America, Inc.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 510 orthodontic centers located throughout the United States and in two countries outside the United States as of June 30, 1999.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2.  REVENUE RECOGNITION

     The Company provides business operations, financial, marketing and administrative services to orthodontists and their orthodontic entities. These services are provided under service, management and consulting agreements with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "management agreements"). These management agreements are generally for a term of 20-40 years, with most being 20-25 years. The practicing orthodontists own the orthodontic entities.

     Revenue is earned by the Company under the management agreements equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The orthodontic entities retain all orthodontic center revenue not paid to the Company as management fees. The amounts retained by the orthodontic entities are dependent on their financial performance, based in significant part on the orthodontic entities' cash receipts and

                      Orthodontic Centers of America, Inc.

2.  REVENUE RECOGNITION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 510 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan and Mexico at June 30, 1999.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:


                                              Year ended December 31,            Six months ended
                                  --------------------------------------------       June 30,
                                  1994     1995      1996      1997       1998        1999
                                  -----    -----    ------    ------     ------      ------
Number of centers at
  beginning of period               55       75       145       247        360        469
Number of centers
  developed during period           22       44        53        58         54         23
Number of centers
  acquired during period             1       29        68        78         66         18
Number of centers
  consolidated during period        (3)      (3)      (19)      (23)       (11)       ---
                                  ----     ----      ----      ----       ----       ----
Number of centers
  at end of period                  75      145       247       360        469        510
                                  ====     ====      ====      ====       ====       ====


     Of the 510 Orthodontic Centers at June 30, 1999, 275 were developed by the Company, 302 were existing orthodontic practices the assets of which were acquired by the Company and 67 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists who are affiliated with the Company and acquiring the assets of, and affiliating with, existing practices of other orthodontists.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, a Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At June 30, 1999, 248 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established orthodontic practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

     The Company earns its revenue from long-term service or consulting agreements entered into with affiliated orthodontists and their professional corporations or other entities ("Affiliated Orthodontists"). Pursuant to the service agreements, during each month during the term of the service agreement, the Company earns a fee equal to approximately 24% of the aggregate amount of all new patient contracts entered into during that particular month, plus the aggregate of the allocated monthly balance amount of all patient contracts entered into in prior months, less amounts retained by the Affiliated Orthodontists. The remaining contract balances are allocated equally over the remaining months during the terms of the patient contracts, which average 26 months. Since 1991, approximately 1.3% of the Company's annual net revenue has been uncollectible.

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $900,000 for the three months ended June 30, 1999. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers.

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

                                     Six months ended    Three Months Ended
                                          June 30,             June 30,
                                      1999      1998       1999       1998
                                      ----      ----       ----       ----
Net revenue                          100.0%    100.0%     100.0%     100.0%
                                     -----     -----      -----      -----
Direct expenses
  Employee cost                       27.1      27.4       27.0       27.3
  Orthodontic supplies                 7.5       7.9        7.4        7.8
  Rent                                 8.1       8.3        8.2        8.2
  Marketing and advertising            7.4       8.6        7.4        9.0
                                     -----     -----      -----      -----
        Total direct expenses         50.1      52.2       50.0       52.3
General and administrative            10.3      10.6       10.3       10.5
Depreciation and amortization          5.6       5.3        5.5        5.3
                                     -----     -----      -----      -----
Operating profit                      34.0      31.9       34.2       31.9
Interest (income) expense              0.7      (0.5)       0.8       (0.1)
                                     -----     -----      -----      -----
Income before income taxes            33.3      32.4       33.4       32.0
Provision for income taxes            12.5      12.4       12.6       12.1
                                     -----     -----      -----      -----
Net income                            20.8%     20.0%      20.8%      19.9%
                                     =====     =====      =====      =====

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET REVENUE. Net revenue increased $25.2 million, or 31.8%, to $104.4 million for the six months ended June 30, 1999 from $79.2 million for the six months ended June 30, 1998. Approximately $8.2 million of this increase was attributable to the 160 (net of consolidations) Orthodontic Centers opened since January 1, 1998, approximately $16.5 million to the growth in net revenue of the 350 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 233,000 at June 30, 1999 from approximately 156,000 at June 30, 1998.

EMPLOYEE COSTS. Employee costs increased $6.5 million, or 30.1%, to $28.3 million for the six months ended June 30, 1999 from $21.7 million for the six months ended June 30, 1998. As a percentage of net revenue, however, employee costs decreased to 27.1% for the six months ended June 30, 1999 from 27.4% for the six months ended June 30, 1998. The percentage decrease primarily reflects efficiencies achieved through general changes in patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.6 million, or 25.9%, to $7.8 million for the six months ended June 30, 1999 from $6.2 million for the six months ended June 30, 1998. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.5% for the six months ended June 30, 1999 from 7.9% the six months ended June 30, 1998, due to cost improvements attained through bulk purchasing.

RENT. Rent expense increased $2.0 million, or 30.6%, to $8.5 million for the six months ended June 30, 1999 from $6.5 million for the six months ended June 30, 1998. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1998. As a percentage of net revenue, however, rent expense decreased to 8.1% for the six months ended June 30, 1999 from 8.3% for the six months ended June 30, 1998. The decrease in the percentage was attributable to a decrease in average rent per Orthodontic Center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $900,000, or 12.5%, to $7.7 million for the six months ended June 30, 1999 from $6.8 million for the six months ended June 30, 1998. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.4% for the six months ended June 30, 1999 from 8.6% for the six months ended June 30, 1998. The decrease in this expense as a percentage of net revenue is attributable to the initiation of certain marketing strategies designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $2.3 million, or 27.7%, to $10.7 million for the six months ended June 30, 1999 from $8.4 million for the six months ended June 30, 1998. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1998. As a percentage of net revenue, however, general and administrative expense decreased to 10.3% for the six months ended June 30, 1999 from 10.6% for the six months ended June 30, 1998. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after June 30, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.6 million, or 38.5%, to $5.8 million for the six months ended June 30, 1999 from $4.2 million for the six months ended June 30, 1998. As a percentage of net revenue, depreciation and amortization expense increased to 5.6% for the six months ended June 30, 1999 from 5.3% for the six months ended June 30, 1998.
The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1998.

OPERATING PROFIT. Operating profit increased $10.3 million, or 40.7%, to $35.6 million for the six months ended June 30, 1999 from $25.3 million for the six months ended June 30, 1998. As a percentage of net revenue, operating profit increased to 34.0% for the six months ended June 30, 1999 from 31.9% for the six months ended June 30, 1998 as a result of the factors discussed above.

INTEREST. The Company incurred net interest expense of $760,000 for the six months ended June 30, 1999 compared to a net interest income of $340,000 for the six months ended June 30, 1998, as a result of interest incurred on borrowings under the Company's $100 million revolving line of credit.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $3.3 million, or 33.7%, to $13.1 million for the six months ended June 30, 1999 from $9.8 million for the six months ended June 30, 1998. The Company's effective income tax rate was 37.7% for the six months ended June 30, 1999 and 39.0% for the six months ended June 30, 1998.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to AICPA's adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded a cumulative effect of a change in accounting principle of $680,000 (net of an income tax benefit of $410,000) in the six months ended June 30, 1999.

NET INCOME. Net income increased $5.9 million, or 32.8%, to $21.0 million for the six months ended June 30, 1999 from $15.1 million for the six months ended June 30, 1998. As a percentage of net revenue, net income increased to 20.8% for the six months ended June 30, 1999 from 20.0% for the six months ended June 30, 1998 as a result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET REVENUE. Net revenue increased $13.9 million, or 33.4%, to $55.4 million for the three months ended June 30, 1999 from $41.5 million for the three months ended June 30, 1998. Approximately, $4.2 million of this increase was attributable to the 141 (net of consolidations) Orthodontic Centers opened since January 1, 1998, approximately $9.2 million to the growth in net revenue of the 350 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 233,000 at June 30, 1999 from approximately 156,000 at June 30, 1998.

EMPLOYEE COSTS. Employee costs increased $3.6 million, or 32.1%, to $14.9 million for the three months ended June 30, 1999 from $11.3 million for the three months ended June 30, 1998. As a percentage of net revenue, however, employee costs decreased to 27.0% for the three months ended June 30, 1999 from 27.3% for the three months ended June 30, 1998. The percentage decrease primarily reflects efficiencies achieved through general changes in patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $900,000, or 27.7%, to $4.1 million for the three months ended June 30, 1999 from $3.2 million for the three months ended June 30, 1998. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.4% for the three months ended June 30, 1999 from 7.8% the three months ended June 30, 1998, due to cost improvements attained through bulk purchasing.

RENT. Rent expense increased $1.1 million, or 32.6%, to $4.5 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1998. As a percentage of net revenue, however, rent expense remained constant at 8.2% for the three months ended June 30, 1999 and for the three months ended June 30, 1998.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $300,000, or 8.6%, to $4.1 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.4% for the three months ended June 30, 1999 from 9.0% for the three months ended June 30, 1998. The decrease in this expense as a percentage of net revenue is attributable to the initiation of certain marketing strategies designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.3 million, or 30.3%, to $5.7 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1998. As a percentage of net revenue, however, general and administrative expense decreased to 10.3% for the three months ended June 30, 1999 from 10.5% for the three months ended June 30, 1998. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after June 30, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $900,000, or 41.4%, to $3.1 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. As a percentage of net revenue, depreciation and amortization expense increased to 5.5% for the three months ended June 30, 1999 from 5.3% for the three months ended June 30, 1998. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1998.

OPERATING PROFIT. Operating profit increased $5.7 million, or 42.9%, to $18.9 million for the three months ended June 30, 1999 from $13.2 million for the three months ended June 30, 1998. As a percentage of net revenue, operating profit increased to 34.2% for the three months ended June 30, 1999 from 31.9% for the three months ended June 30, 1998 as a result of the factors discussed above.

INTEREST. The Company incurred net interest expense of $410,000 for the three months ended June 30, 1999 compared to a net interest income of $40,000 for the three months ended June 30, 1998, as a result of interest incurred on borrowings under the Company's $100 million revolving line of credit.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.0 million, or 39.4%, to $7.0 million for the three months ended June 30, 1999 from $5.0 million for the three months ended June 30, 1998. The Company's effective income tax rate was 37.7% for the three months ended June 30, 1999 and 39.0% for the three months ended June 30, 1998.

NET INCOME. Net income increased $3.2 million, or 39.4%, to $11.5 million for the three months ended June 30, 1999 from $8.3 million for the three months ended June 30, 1998. As a percentage of net revenue, net income increased to 20.8% for the three months ended June 30, 1999 from 19.9% for the three months ended June 30, 1998 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $10.4 million for the six month period ended June 30, 1999 as compared to $7.7 million in the comparable period of 1998. The $21.0 million in net income for the six month period ending June 30, 1999, was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at June 30, 1999 increased $12.2 million over December 31, 1998 levels as a result of increases in the number of patients treated and the fees for treatment in the Orthodontic Centers. The following table presents certain information with respect to Orthodontic Centers open less than 26 months and those open greater than 26 months as of the date indicated:

                                                           Six months ended
                                                                June 30,
                                                         1999           1998
                                                        ------         ------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
  Patient receivables                                  $   (363)      $   (695)
  Unbilled patient receivables and
     patient prepayments                                 (2,034)          (971)
                                                       --------       --------
                                                         (2,397)        (1,666)
Orthodontic Centers affiliated less than 26 months
   Patient receivables                                   (2,797)        (3,372)
   Unbilled patient receivables and
      patient prepayments                                (7,010)        (5,024)
                                                       --------       --------
                                                        ( 9,807)       ( 8,396)
                                                       --------       --------
Total increase in patient receivables                  $(12,204)      $(10,062)
                                                       ========       ========

     The Company expects that available cash, cash equivalents, available for sale investments, cash flow from operations and existing short-term lines of credit will be sufficient to meet the Company's normal operating requirements, including acquisitions of management and consulting contracts during the remainder of 1999. The Company has a $100 million revolving line of credit available for expansion and general working capital needs. During the twelve month period ended June 30, 1999, the Company expended $73.9 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash and cash equivalents increased by $2.4 million during the three months ended June 30, 1999, as summarized below. The remainder of the cash expenditures were financed from the Company's cash flow from operations and revolving line of credit.

                                                   Six months ended
                                                       June 30,
                                                 1999          1998
                                                -------       ------
Cash, cash equivalents and available for sale
investments at beginning of period.              $1,601      $ 9,865

(Decrease)/increase in cash, cash equivalents
and available for sale investments.               2,427       (9,606)
                                                 ------      -------
Cash and cash equivalents at end of period       $4,028      $   259
                                                 ======      =======

YEAR 2000

  Many software applications and operational programs were not designed to recognize calendar dates beginning January 1, 2000. The failure of such applications or systems to recognize properly the dates beginning in the Year 2000 could result in miscalculations or system failures. As a result, many companies and governmental agencies may need to upgrade their computer systems and software to comply with Year 2000 requirements, or risk disruption of normal business activities. Such disruption could adversely affect the Company and other businesses that depend on computer information systems and the continued functioning of basic services in order to conduct business.

  The Company has conducted a comprehensive review of its computer systems, technology and equipment, and has developed a plan to identify, assess and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within the Company's information systems, technology and equipment to appropriately identify, process and utilize date-sensitive information relating to dates after December 31, 1999. The Company has formed a Year 2000 task force, comprised of employees of the Company who use or depend upon the Company's information systems, to spearhead the Company's Year 2000 compliance program. The Company recently upgraded its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers and in order for the Company to continue to offer Affiliated Orthodontists efficient management services. The Company believes that this upgrade will adequately address computer systems issues relating to the Year 2000. The Company has been informed by the vendors of the Company's material hardware and software components that these products are currently Year 2000 compliant and capable of properly processing information relating to dates beginning

January 1, 2000. The Company has also begun testing, and will continue to test, its information systems and equipment for Year 2000 compliance.

  During the execution of the Company's Year 2000 conversion project, the Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. Through June 30, 1999, the Company incurred a total of approximately $40,000 in costs with respect to Year 2000 conversion, including $2,700 in connection with acquiring Year 2000 compliant hardware, software and other equipment. The primary source of funds for these costs, and additional costs and expenses to be incurred, is the Company's operating cash flows. Additional expenses of the Year 2000 project are not expected to have a material effect on the Company's financial position or results of operations.

  The Company's internal information systems are an integral part of its business, and the Company's continued success depends in part upon the Company's ability to store, retrieve, process and manage significant databases. In the event that the Company's Year 2000 compliance efforts prove to be unsuccessful, the Company could experience significant difficulty in conducting its business in the Year 2000 as it has in the past, which could result in lost revenues, increased operating costs, loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. For example, failures or malfunctions of the Company's information systems or equipment could prevent automated patient scheduling and accounts receivable management, including billing and collections functions, and could disrupt the operations and patient treatment at one or more Orthodontic Centers. Moreover, the failure to adequately address Year 2000 compliance issues could result in claims of mismanagement, misrepresentation or breach of contract. In addition, the failure of certain critical pieces of dental equipment could result in personal injury or misdiagnosis of patients by the Company's Affiliated Orthodontists. Related litigation could be costly and time-consuming to defend.

  In addition to the Company's information systems and equipment utilizing embedded computer chips, the Year 2000 issue may affect the systems and equipment of vendors, utilities, suppliers, Affiliated Orthodontists, payers and other parties with which the Company interacts. The Company has contacted those outside parties that it views as critical to its operations, and is coordinating its efforts to address the Year 2000 issue with those entities. As additional Affiliated Orthodontists affiliate with the Company, the Company intends to review their operations for Year 2000 compliance issues. There can be no assurance, however, that the systems of other parties on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

  The Company has developed contingency plans for handling critical areas of its operations in the event that its Year 2000 compliance program proves to be unsuccessful.

The Company will continue to test these contingency plans during the third and fourth quarters of 1999 to validate their effectiveness, and will refine the plans as additional information becomes available. Contingency plans are subject to variables and uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of non-compliance of its computer hardware, software, systems and equipment, or that of its Affiliated Orthodontists, suppliers, vendors or service providers (which may supply inaccurate information to the Company or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems), or that the Company's contingency plans will be sufficient to mitigate the impact of such non-compliance. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not materialize and such occurrence could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  During the three months ended June 30, 1999 there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of stockholders of the Company was held on Thursday, May 13,1999. At this meeting, the following matters were voted upon by the Company's stockholders:

(a)  Election of Class II Directors

   Michael C. Johnsen, Ashton J. Ryan, Jr. and Edward J. Walters, Jr. were elected to serve as Class II directors of the Company until the annual meeting of stockholders in 2002 or until their successors are elected and qualified. The vote was as follows:

                        Votes Cast           Votes Cast        Abstentions/
Name                     In Favor        Against or Withheld    Non Votes
----                    ----------       -------------------   -----------

Michael C. Johnsen      33,326,172             633,075          14,043,329
Ashton J. Ryan, Jr.     33,682,967             276,280          14,043,329
Edward J. Walters, Jr.  33,063,972             895,275          14,043,329

The terms of the following directors continued following the meeting:

Name                              Term Expires
----                              ------------
Gasper Lazzara, Jr., DDS              2000
Bartholomew F. Palmisano, Sr.         2000
Geoffrey L. Faux                      2001
A Gordon Tunstall                     2001


(b) Selection of Independent Auditors

  The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 by the following vote:

             Votes Cast           Votes Cast        Abstentions/
              In Favor       Against or Withheld     Non Votes
             ----------      -------------------    ------------
             33,954,677             1,050              3,520

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit number      Description
     --------------      -----------
          27             Financial Data Schedule

     (B) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended June 30, 1999.

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

                            Orthodontic Centers of America, Inc.
                            ------------------------------------
                            (Registrant)



Date:  August 13, 1999      /s/ Bartholomew F. Palmisano, Sr.
                            -------------------------------------
                            Bartholomew F. Palmisano, Sr.
                            Co-Chief Executive Officer, Senior Vice President,
                            Treasurer

                            /s/ Bartholomew F. Palmisano, Jr.
                            ------------------------------------
                            Bartholomew F. Palmisano, Jr.
                            Chief Financial Officer, Secretary