Form 10-Q
period 1999-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 1999-11-15
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 XXX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         Commission File No.: 000-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               72-1278948
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            identification number)

5000 Sawgrass Village, Suite 25
   Ponte Vedra Beach, Florida                                     32082
-------------------------------                                 ----------
(Address of principal executive                                 (Zip Code)
 offices)


                                 (904) 273-0004
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---
At November 9, 1999, there were 48,126,095 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS



                                                                                                               Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets -
                           September 30, 1999 and December 31, 1998...............................................4

                           Condensed Consolidated Statements of Income -
                           Nine months ended September 30, 1999
                           and 1998 ..............................................................................5

                           Condensed Consolidated Statements of Income -
                           Three months ended September 30, 1999
                           and 1998 ..............................................................................6

                           Condensed Consolidated Statements of Cash Flows -
                           Nine months ended September 30, 1999 and 1998..........................................7

                           Notes to Condensed Consolidated Financial
                           Statements - September 30, 1999........................................................8

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.........................................10

         Item 3.  Quantitative and Qualitative Disclosures about
                           Market Risk...........................................................................19


Part II.  Other Information


         Item 6.  Exhibits and Reports on Form 8-K...............................................................20

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, addition of Orthodontic Centers, liquidity, capital resources, and Year 2000 compliance. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings from time to time with the Securities and Exchange Commission or in other public announcements by the Company.

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                            September 30   December 31
                                                                1999         1998 (1)
                                                            ------------   -----------
                                                            (Unaudited)
                                                                   (in thousands)
ASSETS:
Current assets:
  Cash and cash equivalents                                  $   5,375      $   1,601
  Investments                                                     --            1,187
  Patient receivables, net                                      24,525         20,163
  Unbilled patient receivables, net                             60,200         46,314
  Deferred income tax asset                                      4,467          4,399
  Amounts receivable from
    orthodontic entities                                         7,488          5,817
  Supplies inventory                                             7,461          5,890
  Prepaid expenses  and other assets                             2,427          1,663
                                                             ---------      ---------
Total current assets                                           111,943         87,034
Property, equipment & improvements, net                         59,956         48,565
Amounts receivable from orthodontic
  entities, less current portion                                11,081          8,412
Intangible assets                                              164,492        152,438
Other assets                                                       823            349
                                                             ---------      ---------
Total assets                                                 $ 348,295      $ 296,798
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other current
    liabilities                                              $  18,045      $  18,727
Current portion of long-term debt                                5,044          8,673
                                                             ---------      ---------
Total current liabilities                                       23,089         27,400
Deferred income taxes                                           16,779         15,580
Long-term debt, less current portion                            42,910         22,659

Stockholders' Equity:
  Preferred stock                                                 --             --
  Common stock, $.01 par value per share,
    100,000,000 shares authorized, 48,070,808
       shares outstanding at September 30, 1999 and
       47,849,000 shares outstanding
       at December 31, 1998                                        481            478
  Additional paid-in capital                                   161,193        159,936
  Due from key employees                                        (5,236)        (5,236)
  Capital contribution received
     from shareholders                                          (2,618)        (2,618)
  Retained earnings                                            111,697         78,599
                                                             ---------      ---------
Total stockholders' equity                                     265,517        231,159
                                                             ---------      ---------
Total liabilities and
  stockholders' equity                                       $ 348,295      $ 296,798
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

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                             Nine Months Ended
                                               September 30
                                         ------------------------
                                            1999           1998
                                         ---------      ---------
                                          (in thousands, except
                                              per share data)


Net revenue                              $ 164,219      $ 123,918

Direct expenses:
  Employee costs                            44,554         34,040
  Orthodontic supplies                      12,425          9,664
  Rent                                      13,468         10,211
  Marketing and advertising                 12,302         11,145
                                         ---------      ---------
                                            82,749         65,060

General and administrative                  16,841         13,029
Depreciation and amortization                8,946          6,605
                                         ---------      ---------
Operating profit                            55,683         39,224

Interest expense                            (1,762)          (139)
Interest income                                336            538
                                         ---------      ---------
Income before income taxes                  54,257         39,623

Provision for income taxes                  20,482         15,112
                                         ---------      ---------
Income before cumulative effect of a
  change in accounting principle            33,775         24,511

Cumulative effect of a change in
  accounting principle, net of
  income tax benefit of $410                  (678)            --
                                         ---------      ---------

Net income                               $  33,097      $  24,511
                                         =========      =========

Net income per share:
   Basic                                 $    0.69      $    0.51
                                         =========      =========

   Diluted before cumulative
      effect of change in
      accounting principle               $    0.69      $    0.50

   Cumulative effect of change in
      accounting principle               $    0.01      $      --
                                         ---------      ---------

   Diluted net income per share          $    0.68      $    0.50
                                         =========      =========


Average shares outstanding
   Basic                                    47,972         47,641
                                         ---------      ---------

   Diluted                                  48,741         48,593
                                         =========      =========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                    Three Months Ended
                                       September 30
                                  ----------------------
                                    1999          1998
                                  --------      --------
                                  (in thousands, except
                                      per share data)


Net revenue                       $ 59,770      $ 44,697

Direct expenses:
  Employee costs                    16,290        12,308
  Orthodontic supplies               4,579         3,434
  Rent                               4,917         3,663
  Marketing and advertising          4,623         4,319
                                  --------      --------
                                    30,409        23,724

General and administrative           6,123         4,634
Depreciation and amortization        3,144         2,417
                                  --------      --------
Operating profit                    20,094        13,922

Interest expense                      (790)          (57)
Interest income                        126           113
                                  --------      --------
Income before income taxes          19,430        13,978

Provision for income taxes           7,335         5,277
                                  --------      --------

Net income                        $ 12,095      $  8,701
                                  ========      ========

Net income per share:
   Basic                          $   0.25      $   0.18
                                  --------      --------

   Diluted                        $   0.25      $   0.18
                                  --------      --------

Average shares outstanding
   Basic                            48,033        47,768
                                  --------      --------

   Diluted                          48,802        48,634
                                  ========      ========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                             Nine months ended
                                                               September 30
                                                          ----------------------
                                                            1999           1998
                                                          --------      --------
                                                               (in thousands)
Operating activities:
   Net income                                             $ 33,097      $ 24,511
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Provision for bad debt expense                      1,527         1,796
         Depreciation and amortization                       8,946         6,605
         Deferred income taxes                               1,131         1,436
         Cumulative effect of change in accounting
            principle                                        1,088          --
         Changes in operating assets and liabilities:
           Patient receivables                              (5,148)       (5,848)
           Unbilled patient receivables and
              patient prepayments                          (14,844)      (10,259)
           Supplies inventory, prepaid expenses
              and other                                     (2,708)       (1,819)
           Amounts receivable from/payable to
              orthodontic entities                          (1,519)         (622)
           Accounts payable and other current
              liabilities                                     (709)       (2,701)
                                                          --------      --------
Net cash provided by operating activities                   20,861        13,098

Investing activities:
  Purchase of property, equipment
    and improvements                                       (16,161)      (14,409)
  Net proceeds from
    available-for-sale investments                           1,187        20,861
  Advances to orthodontic entities                          (4,193)       (4,739)
  Payments from orthodontic entities                         1,524         1,708
  Intangible assets acquired                               (13,195)      (32,667)
                                                          --------      --------
Net cash used in investing activities                      (30,838)      (29,246)

Financing activities:
  Issuance of common stock                                     307           250
  Proceeds from long term debt                              17,420        12,022
  Repayment of long-term debt                               (3,976)       (5,492)
                                                          --------      --------
Net cash provided by
     financing activities                                   13,751         6,780
                                                          --------      --------


Change in cash
  and cash equivalents                                       3,774        (9,368)
Cash & cash equivalents at
  beginning of period                                        1,601         9,865
                                                          --------      --------
Cash & cash equivalents at
  end of period                                           $  5,375      $    497
                                                          ========      ========


Supplemental cash flow information:
  Interest paid                                           $  1,663      $    139
                                                          ========      ========

  Income taxes paid                                       $ 26,039      $ 19,792
                                                          ========      ========


Supplemental disclosures of
non-cash investing and financing
activities:

    Long term debt and common stock
    issued (net of returns) in acquisition of
    intangible and other assets                           $  4,134      $ 11,757
                                                          ========      ========


    See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on a national basis. The Company managed 526 orthodontic centers located throughout the United States and in two countries outside the United States as of September 30, 1999.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

3.       EARNINGS PER SHARE

         Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

4.       CHANGE IN ACCOUNTING PRINCIPLE

         In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires companies to expense start-up costs, including organizational costs, as incurred. Upon adoption of SOP 98-5, a company is required to record any previously capitalized start-up or organizational costs as a cumulative expense. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. On January 1, 1999, the Company wrote off $680,000 (net of income tax benefit of $410,000) in accordance with SOP 98-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 526 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan and Mexico at September 30, 1999.

         The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                             Nine months ended
                                          Year ended December 31,              September 30,
                                 1994      1995      1996      1997      1998      1999
                                 ----      ----      ----      ----      ----      ----
Number of centers at
  beginning of period              55        75       145       247       360       469
Number of centers
  developed during period          22        44        53        58        54        32
Number of centers
  acquired during period            1        29        68        78        66        25
Number of centers
  consolidated during period       (3)       (3)      (19)      (23)      (11)     --
                                 ----      ----      ----      ----      ----      ----
Number of centers
  at end of period                 75       145       247       360       469       526
                                 ====      ====      ====      ====      ====      ====

         Of the 526 Orthodontic Centers at September 30, 1999, 284 were developed by the Company, 309 were existing orthodontic practices, the assets of which were acquired by the Company and 67 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists who are affiliated with the Company and acquiring the assets of, and affiliating with, existing practices of other orthodontists.

         Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, a Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At September 30, 1999, 235 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff, extending the interval between patient treatments and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established orthodontic practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

         The Company earns its revenue from long-term service or consulting agreements entered into with affiliated orthodontists and their professional corporations or other entities ("Affiliated Orthodontists"). Pursuant to the service agreements, during each month during the term of the service agreement, the Company earns a fee equal to approximately 24% of the aggregate amount of all new patient contracts entered into during that particular month, plus the aggregate of the allocated monthly balance amount of all patient contracts entered into in prior months, less amounts retained by the Affiliated Orthodontists. The remaining contract balances are allocated equally over the remaining months during the terms of the patient contracts, which average 26 months. Since 1991, approximately 1.2% of the Company's annual net revenue has been uncollectible.

         The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $700,000 for the three months ended September 30, 1999. In addition, a $25,000 annual fee is earned by the Company for 42 free-standing Orthodontic Centers.

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


                                  Nine months ended     Three Months Ended
                                    September 30,          September 30,
                                   1999       1998        1999       1998
                                  -----      -----       -----      -----
Net revenue                       100.0%     100.0%      100.0%     100.0%
                                  -----      -----       -----      -----
Direct expenses
  Employee costs                   27.1       27.5        27.3       27.5
  Orthodontic supplies              7.6        7.8         7.7        7.7
  Rent                              8.2        8.2         8.2        8.2
  Marketing and advertising         7.5        9.0         7.7        9.7
                                  -----      -----       -----      -----
        Total direct expenses      50.4       52.5        50.9       53.1
General and administrative         10.3       10.5        10.2       10.4
Depreciation and amortization       5.4        5.3         5.3        5.4
                                  -----      -----       -----      -----
Operating profit                   33.9       31.7        33.6       31.1
Interest (income) expense           0.9       (0.3)        1.1       (0.2)
                                  -----      -----       -----      -----
Income before income taxes         33.0       32.0        32.5       31.3
Provision for income taxes         12.4       12.2        12.3       11.8
                                  -----      -----       -----      -----
Net income                         20.6%      19.8%       20.2%      19.5%
                                  =====      =====       =====      =====


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUE. Net revenue increased $40.3 million, or 32.5%, to $164.2 million for the nine months ended September 30, 1999 from $123.9 million for the nine months ended September 30, 1998. Approximately $14.2 million of this increase was attributable to the 176 (net of consolidations) Orthodontic Centers opened since January 1, 1998, approximately $25.2 million to the growth in net revenue of the 350 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 255,000 at September 30, 1999 from approximately 179,000 at September 30, 1998.

EMPLOYEE COSTS. Employee costs increased $10.5 million, or 30.9%, to $44.6 million for the nine months ended September 30, 1999 from $34.0 million for the nine months ended September 30, 1998. As a percentage of net revenue, however, employee costs decreased to 27.1% for the nine months ended September 30, 1999 from 27.5% for the nine months ended September 30, 1998. The percentage decrease primarily reflects efficiencies achieved through general changes in patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $2.8 million, or 28.6%, to $12.4 million for the nine months ended September 30, 1999 from $9.7 million for the nine months ended September 30, 1998. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.6% for the nine months ended September 30, 1999 from 7.8% for the nine months ended September 30, 1998, due to cost improvements attained through bulk purchasing.

RENT. Rent expense increased $3.2 million, or 31.9%, to $13.4 million for the nine months ended September 30, 1999 from $10.2 million for the nine months ended September 30, 1998. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1998. As a percentage of net revenue, rent expense remained constant at 8.2% for the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.2 million, or 10.3%, to $12.3 million for the nine months ended September 30, 1999 from $11.1 million for the nine months ended September 30, 1998. The increase in this expense resulted primarily from the addition of Orthodontic Centers after September 30, 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.5% for the nine months ended September 30, 1999 from 9.0% for the nine months ended September 30, 1998. The decrease in this expense as a percentage of net revenue is attributable to the initiation of certain marketing strategies designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $3.8 million, or 29.3%, to $16.8 million for the nine months ended September 30, 1999 from $13.0 million for the nine months ended September 30, 1998. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1998. As a percentage of net revenue, however, general and administrative expense decreased to 10.3% for the nine months ended September 30, 1999 from 10.5% for the nine months ended September 30, 1998. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after September 30, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.3 million, or 35.4%, to $8.9 million for the nine months ended September 30, 1999 from $6.6 million for the nine months ended September 30, 1998. As a percentage of net revenue, depreciation and amortization expense increased to 5.4% for the nine months ended September 30, 1999 from 5.3% for the nine months ended September 30, 1998. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1998.

OPERATING PROFIT. Operating profit increased $16.5 million, or 42.0%, to $55.7 million for the nine months ended September 30, 1999 from $39.2 million for the nine months ended September 30, 1998. As a percentage of net revenue, operating profit increased to 33.9% for the nine months ended September 30, 1999 from 31.7% for the nine months ended September 30, 1998, as a result of the factors discussed above.

INTEREST. The Company incurred net interest expense of $1.4 million for the nine months ended September 30, 1999 compared to a net interest income of $400,000 for the nine months ended September 30, 1998, as a result of interest incurred on borrowings under the Company's $100 million revolving line of credit.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $5.4 million, or 35.5%, to $20.5 million for the nine months ended September 30, 1999 from $15.1 million for the nine months ended September 30, 1998. The Company's effective income tax rate was 37.8% for the nine months ended September 30, 1999 and 39.0% for the nine months ended September 30, 1998.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to AICPA's adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded a cumulative effect of a change in accounting principle of $680,000 (net of an income tax benefit of $410,000) in the nine months ended September 30, 1999.

NET INCOME. Net income increased $8.6 million, or 35.0%, to $33.1 million for the nine months ended September 30, 1999 from $24.5 million for the nine months ended September 30, 1998. As a percentage of net revenue, net income increased to 20.6% for the nine months ended September 30, 1999 from 19.8% for the nine months ended September 30, 1998, as a result of the factors discussed above.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUE. Net revenue increased $15.1 million, or 33.7%, to $59.8 million for the three months ended September 30, 1999 from $44.7 million for the three months ended September 30, 1998. Approximately, $5.8 million of this increase was attributable to the 118 (net of consolidations) Orthodontic Centers opened since July 1, 1998, approximately $8.7 million to the growth in net revenue of the 408 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 255,000 at September 30, 1999 from approximately 179,000 at September 30, 1998.

EMPLOYEE COSTS. Employee costs increased $4.0 million, or 32.3%, to $16.3 million for the three months ended September 30, 1999 from $12.3 million for the three months ended September 30, 1998. As a percentage of net revenue, however, employee costs decreased to 27.3% for the three months ended September 30, 1999 from 27.5% for the three months ended September 30, 1998. The percentage decrease primarily reflects efficiencies achieved through general changes in patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.2 million, or 33.3%, to $4.6 million for the three months ended September 30, 1999 from $3.4 million for the three months ended September 30, 1998. As a percentage of net revenue, orthodontic supplies expense remained constant at 7.7% for the three months ended September 30, 1999 and the three months ended September 30, 1998.

RENT. Rent expense increased $1.2 million, or 34.2%, to $4.9 million for the three months ended September 30, 1999 from $3.7 million for the three months ended September 30, 1998. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1998. As a percentage of net revenue, however, rent expense remained constant at 8.2% for the three months ended September 30, 1999 and for the three months ended September 30, 1998.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $300,000, or 7.0%, to $4.6 million for the three months ended September 30, 1999 from $4.3 million for the three months ended September 30, 1998. The increase in this expense resulted primarily from the addition of Orthodontic Centers after September 30, 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.7% for the three months ended September 30, 1999 from 9.7% for the three months ended September 30, 1998. The decrease in this expense as a percentage of net revenue is attributable to the initiation of certain marketing strategies designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.5 million, or 32.1%, to $6.1 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after September 30, 1998. As a percentage of net revenue, however, general and administrative expense decreased to 10.2% for the three months ended September 30, 1999 from 10.4% for the three months ended September 30, 1998. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after September 30, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $700,000, or 30.1%, to $3.1 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. As a percentage of net revenue, however, depreciation and amortization expense decreased to 5.3% for the three months ended September 30, 1999 from 5.4% for the three months ended September 30, 1998.

OPERATING PROFIT. Operating profit increased $6.2 million, or 44.3%, to $20.1 million for the three months ended September 30, 1999 from $13.9 million for the three months ended September 30, 1998. As a percentage of net revenue, operating profit increased to 33.6% for the three months ended September 30, 1999 from 31.1% for the three months ended September 30, 1998, as a result of the factors discussed above.

INTEREST. The Company incurred net interest expense of $660,000 for the three months ended September 30, 1999 compared to a net interest income of $60,000 for the three months ended September 30, 1998, as a result of interest incurred on borrowings under the Company's $100 million revolving line of credit.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.0 million, or 39.0%, to $7.3 million for the three months ended September 30, 1999 from $5.3 million for the three months ended September 30, 1998. The Company's effective income tax rate was 37.8% for the three months ended September 30, 1999 and 39.0% for the three months ended September 30, 1998.

NET INCOME. Net income increased $3.4 million, or 39.0%, to $12.1 million for the three months ended September 30, 1999 from $8.7 million for the three months ended September 30, 1998. As a percentage of net revenue, net income increased to 20.2% for the three months ended September 30, 1999 from 19.5% for the three months ended September 30, 1998, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $20.9 million for the nine month period ended September 30, 1999 as compared to $13.1 million in the comparable period of 1998. The $33.1 million in net income for the nine month period ended September 30, 1999 was offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at September 30, 1999 increased $20.0 million over December 31, 1998 levels as a result of increases in the number of patients treated and the fees for treatment in the Orthodontic Centers. The following table presents certain information with respect to Orthodontic Centers open less than 26 months and those open greater than 26 months as of the date indicated:

                                                            September 30,
                                                         1999          1998
                                                       --------      --------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
  Patient receivables                                  $   (725)     $   (768)
  Unbilled patient receivables and
     patient prepayments                                 (4,035)       (1,947)
                                                       --------      --------
                                                         (4,760)       (2,715)

Orthodontic Centers affiliated less than 26 months
   Patient receivables                                   (4,423)       (5,080)
   Unbilled patient receivables and
      patient prepayments                               (10,811)       (8,312)
                                                       --------      --------
                                                        (15,234)      (13,392)
                                                       --------      --------

Total increase in patient receivables                  $(19,994)     $(16,107)
                                                       ========      ========

         The Company expects that available cash, cash equivalents, available for sale investments, cash flow from operations and existing short-term lines of credit will be sufficient to meet the Company's normal operating requirements, including acquisitions of service and consulting agreements during the remainder of 1999. The Company has a $100 million revolving line of credit available for expansion and general working capital needs. During the twelve month period ended September 30, 1999, the Company expended $74.0 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash, cash equivalents and available for sale investments increased by $3.77 million during the nine months ended September 30, 1999, as summarized below. The remainder of the cash expenditures were financed from the Company's cash flow from operations and revolving line of credit.

                                                                 Nine months ended
                                                                    September 30,
                                                                  1999        1998
                                                                -------     -------
Cash, cash equivalents and available for sale
investments at beginning of period                              $ 1,601     $ 9,865

(Decrease)/increase in cash, cash equivalents and available
for sale investments                                              3,774      (9,368)
                                                                -------     -------

Cash and cash equivalents at end of period                      $ 5,375     $   497
                                                                =======     =======


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

         The Company has conducted a comprehensive review of its computer systems, technology and equipment, and has developed and implemented a plan to identify, assess and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within the Company's information systems, technology and equipment to appropriately identify, process and utilize date-sensitive information relating to dates after December 31, 1999. The Company has formed a Year 2000 task force, comprised of employees of the Company who use or depend upon the Company's information systems, to spearhead the Company's Year 2000 compliance program. The Company upgraded its computer system in anticipation of growth in the number of Affiliated Orthodontists and Orthodontic Centers and in order for the Company to continue to offer Affiliated Orthodontists efficient management services. The Company believes that this upgrade will adequately address computer systems issues relating to the Year 2000. The Company has been informed by the vendors of the Company's material hardware and software components that these products are currently Year 2000 compliant and capable of properly processing information relating to dates beginning January 1, 2000. The Company has also tested, and will continue to test, its information systems and equipment for Year 2000 compliance.

         During the execution of the Company's Year 2000 conversion project, the Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. Through September 30, 1999, the Company incurred a total of approximately $40,000 in costs with respect to Year 2000 conversion, including $2,700 in connection with acquiring Year 2000 compliant hardware, software and other equipment. The primary source of funds for these costs, and additional costs and expenses to be incurred, is the Company's operating cash flows. Additional expenses of the Year 2000 project are not expected to have a material effect on the Company's financial position or results of operations.

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

         The Company has developed contingency plans for handling critical areas of its operations in the event that its Year 2000 compliance program proves to be unsuccessful. The Company will continue to test these contingency plans during the fourth quarter of 1999 to validate their effectiveness, and will refine the plans as additional information becomes available. Contingency plans are subject to variables and uncertainties and there can be no assurance that the Company will correctly anticipate the level, impact or duration of non-compliance of its computer hardware, software, systems and equipment, or that of its Affiliated Orthodontists, suppliers, vendors or service providers (which may supply inaccurate information to the Company or otherwise be unable to provide their service or product free of defect or disruption arising from Year 2000 problems), or that the Company's contingency plans will be sufficient to mitigate the impact of such non-compliance. Thus, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of applicable contingency plans, will not materialize and such occurrence could have a material adverse impact on the Company's business, financial condition, results of operations and cash flows.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         During the three months ended September 30, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         Exhibit number              Description
         --------------              -----------
               27                    Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K for the three months ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Orthodontic Centers of America, Inc.
                      ------------------------------------
                                  (Registrant)




Date:  November 12, 1999                /s/ Bartholomew F. Palmisano, Sr.
                                        ---------------------------------
                                        Bartholomew F. Palmisano, Sr.
                                        Co-Chief Executive Officer, President,
                                        Treasurer

                                        /s/ Bartholomew F. Palmisano, Jr.
                                        ---------------------------------
                                        Bartholomew F. Palmisano, Jr.
                                        Chief Financial Officer, Secretary

                               INDEX TO EXHIBITS

      Exhibit
      number          Description
      -------         -----------
         27       Financial Data Schedule