Form 10-K
period 1999-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2000-03-31
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
       __________.

                         COMMISSION FILE NO.: 000-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



                            DELAWARE                                             72-1278948
                            --------                                             ----------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


5000 SAWGRASS VILLAGE CIRCLE, SUITE 25
     PONTE VEDRA BEACH, FLORIDA                                  32082
---------------------------------------                         ---------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (904) 280-4500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:



       Title of Each Class                     Name of Each Exchange on Which Registered
       -------------------                     -----------------------------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE                   NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 23, 2000 was approximately $745,612,977, based upon the closing price per share of the Registrant's Common Stock as reported on the New York Stock Exchange on March 23, 2000. As of March 23, 2000, there were 48,363,907 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 2000 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF THE COMPANY

         The Company is the leading provider of practice management services to orthodontic practices in the United States. The Company develops orthodontic centers ("Orthodontic Centers") and manages the business operations and marketing aspects of orthodontic practices, which allows orthodontists who are affiliated with the Company ("Affiliated Orthodontists") to focus on delivering quality patient care. Since its inception in 1985, the Company has grown to manage 537 Orthodontic Centers located in 43 states, Puerto Rico, Japan and Mexico, with 346 Affiliated Orthodontists at December 31, 1999. From January 1, 1985 to December 31, 1999, the Company developed 288 Orthodontic Centers, acquired the assets of, and affiliated with, 316 existing orthodontic practices and consolidated 67 Orthodontic Centers.

         Management believes that the Company's success has resulted in large part from the quality of the Company's Affiliated Orthodontists and the value that the Company has added to the Affiliated Orthodontists' practices. By implementing the Company's operating strategy and proprietary operating systems, management believes that Affiliated Orthodontists have been able to realize significantly greater productivity, patient base and profitability than traditional orthodontic practices.

         The Company's proprietary office design permits an Affiliated Orthodontist to treat patients without moving from room to room. The Company's proprietary patient scheduling system groups appointments by the type of procedure and dedicates certain days exclusively to new patients. These operating systems, along with the efficient use of an average of five orthodontic assistants per Orthodontic Center, have enabled Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1998 to treat an average of 78 patients per nine-hour patient treatment day during 1999, as compared to an average of 45 patients per operating day treated during 1998 by orthodontists in the United States generally.

         The Company develops and implements marketing plans for the Orthodontic Centers, utilizing local and national television, radio and print advertising and internal marketing promotions. During 1999, the Company spent an average of approximately $64,426 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, traditional orthodontists, who rely primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1998.

         As a result of the Company's marketing and advertising strategy, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 513 new case starts during 1999, as compared to the 1998 national average of approximately 200 new case starts per orthodontist. During 1999, Affiliated Orthodontists generated a total of 126,307 new case starts. At December 31, 1999, the patient contract balances of the Affiliated Orthodontists associated with 1999 new case starts totaled approximately $369.1 million.

         The Company is not engaged in the practice of orthodontics. The Affiliated Orthodontists maintain full control over their orthodontic practices, determine which personnel, including orthodontic assistants, to hire or terminate and set their own standards of practice in order to promote quality orthodontic care.

THE ORTHODONTIC INDUSTRY

         Industry Overview

         In 1998, orthodontists in the United States initiated treatment for approximately 1.8 million patients, according to the 1999 Journal of Clinical Orthodontists Orthodontic Practice Study (the "1999 JCO Study"), a biannual study of the United States orthodontic industry. Of these patients, approximately 81.2% were between the ages of nine and 18 and the remaining 18.8% were primarily adults between the ages of 25 and 35. Based upon the results of a 1994 study conducted by members of the Department of Orthodontics of the University of Florida and based upon management's experience in the orthodontic industry, management believes that the total market for orthodontic services substantially exceeds the number of patients currently seeking treatment.

         According to the 1999 JCO Study, the number of orthodontists practicing in the United States has remained at approximately the same level since 1989. The United States orthodontic industry includes approximately 9,000 orthodontists and is currently highly fragmented, with approximately 86% of the practicing orthodontists acting as sole practitioners. According to the 1999 JCO Study, approximately 9.8% of orthodontists practicing in the United States are affiliated with a practice management company or other management services organization. Orthodontists must complete up to three years of postgraduate studies following completion of dental programs. Many dentists who are not orthodontists also perform certain orthodontic services. Data relating to these individuals are not included in the 1999 JCO Study.

         The United States orthodontic industry generates approximately $4.0 billion in annual gross revenues, with the average orthodontic practice generating gross revenues of approximately $600,000 per year. Orthodontics is generally an elective procedure, with approximately 75% of payments for orthodontic services made directly by the person receiving treatment and standard dental insurance covering an additional 25% of such payments. Managed care represents a small percentage of revenues generated in the orthodontic industry.

         The table below presents certain information included in the 1999 JCO Study concerning the United States orthodontic industry in each of the years presented:


                          1990         1991         1992         1993         1994         1995         1996         1998
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Number of
practicing
orthodontists ......        8,720        8,760        8,856        8,958        9,060        9,098        9,115        8,934

Number of new
patient cases ......    1,308,000    1,314,000    1,416,960    1,478,070    1,540,200    1,592,150    1,640,700    1,786,800

Average fee per
case ...............   $    3,050   $    3,221   $    3,401   $    3,447   $    3,492   $    3,649   $    3,703   $    3,940

         Management believes, based upon the 1999 JCO Study, that the total number of new patient cases has increased only moderately because of the reliance of orthodontists in traditional orthodontic practices on referrals from general dentists or existing patients for new patients. Orthodontists in the United States spent an average of approximately $4,400 on marketing and advertising in 1998. Therefore, to increase revenue many orthodontists have raised the fees they charge for their services.

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

         In a typical orthodontic practice, before braces are applied a patient is required to complete as many as four preliminary appointments, consisting of an initial examination and sessions for making impressions of the patient's teeth, taking x-rays and placing spacers between the patient's teeth. The patient returns for monthly adjustments before the braces are removed and a retainer is made to maintain the orthodontic treatment. In 1998, standard case fees in traditional orthodontic practices averaged approximately $3,880 for children and approximately $4,200 for adults. The charges for preliminary appointments, including a required down payment, averaged approximately $970 to $1,050, or approximately 25% of the total fee. Fees are paid each month by the patient for services performed at that visit.

         According to the 1999 JCO Study, during 1998, the average orthodontist initiated treatment of approximately 200 patients, treated approximately 45 patients per operating day and maintained approximately 450 active cases. In addition, the average orthodontic practice consisted of one or two offices and generated gross fees of approximately $600,000, with the orthodontist realizing net practice income of approximately $300,000.

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

         Stimulating Demand in Local Markets. The Company develops and implements marketing plans for each Orthodontic Center, utilizing local and national television, radio and print advertising and internal marketing promotions. Based upon the success of the Orthodontic Centers in attracting new patients, management believes that the Company's marketing activities, along with the affordable payment plans provided by the Orthodontic Centers, have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. During 1999, the Company spent on average approximately $64,426 per Affiliated Orthodontist on direct marketing costs and advertising. In contrast, the traditional orthodontist, who relies primarily on referrals from dentists and other patients, spent an average of approximately $4,400 on marketing and advertising in 1998. During 1999, each Affiliated Orthodontist who had been affiliated with the Company for at least one year generated an average of 513 new case starts, as compared to the 1998 national average of approximately 200 new case starts per orthodontist. Affiliated Orthodontists generated a total of 126,307 new case starts during 1999.

         Achieving Operating Efficiencies and Economies of Scale. The Company implements a variety of operating procedures and systems designed to improve the productivity and profitability of the Orthodontic Centers and to achieve economies of scale, while maintaining quality patient care. These include Orthodontic Center office designs which increase the number of patients the clinical staff can treat and enhance patient comfort and privacy, a scheduling system designed to increase capacity utilization at each Orthodontic Center, efficient use of orthodontic assistants and centralized purchasing and distribution systems. During 1999, Affiliated Orthodontists practicing in Orthodontic Centers open throughout 1998 treated an average of 78 patients per nine-hour patient treatment day. In comparison, orthodontists in the United States treated an average of 45 patients per operating day in 1998. The Company provides Affiliated Orthodontists with monthly operating data and quarterly financial statements for each Orthodontic Center, including management's analysis of the financial results and recommended changes to improve financial and operating performance.

         Providing Better and More Efficient Service Through Computer Information Systems and Technology. Since its inception, the Company has employed technological advances to increase efficiency within the Orthodontic Centers. The Company's operations are supported by the Company's computer system, including patient scheduling, billing and collection, financial and statistical reporting, accounting, inventory control and purchasing. In 1998, the Company implemented a proprietary patient accounting computer software and scheduling system. Orthodontic Centers are connected to this system by a private computer network, through which the Company gathers data and generates comprehensive reports so that the Company may more accurately project and analyze results for the Orthodontic Centers. This system has resulted in improved operating results for the Orthodontic Centers through its financial and past due account controls, convenient user interface and integrated scheduling features. The Company has also implemented an on-line inventory order system, which allows the Orthodontic Centers to order supplies directly from vendors through the Company's private computer network. The order system is designed to improve the accuracy of orders placed, reduce vendor shipping time and improve the flow of information between vendors and the Orthodontic Centers. The Company plans to continue to use Internet-related and other available technology to improve efficiency and reduce costs for the Orthodontic Centers.

         Increasing Market Penetration With Affordable Payment Plans. The Orthodontic Centers generally provide a payment plan recommended by the Company which consists of no down payment, equal monthly payments over the term of the treatment and a final payment at completion of the treatment. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase, consisting of no down payment, equal monthly payments of $109 per month over the term of the treatment and a final payment of $436. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase, consisting of no down payment, equal monthly payments of $119 per month over the term of treatment and a final payment of $476. Management believes that this payment plan and the Company's marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for between 26 and 32 months (not all cases will require this length of treatment), the total fees charged by the Affiliated Orthodontists averaged approximately $3,379 in 1999, which was below the 1998 national average of $3,880 to $4,200 for the same period of treatment. Management believes that the Orthodontic Centers are able to charge lower fees because of the operating efficiencies resulting from the office designs of Orthodontic Centers, the patient scheduling systems, efficient use of orthodontic assistants and centralized purchasing and distribution systems.

GROWTH STRATEGY

         The Company's growth strategy is to develop new Orthodontic Centers and to affiliate with existing practices in both new and existing markets. At December 31, 1994, 1995, 1996, 1997, 1998 and 1999 there were 46, 78, 133, 205,
275 and 346 Affiliated Orthodontists, respectively. Management believes that orthodontists choose to affiliate with the Company because the Company provides:
(i) the capital required to open an Orthodontic Center; (ii) the business and clinical systems and staffing required to operate a new Orthodontic Center;
(iii) the opportunity to increase substantially practice income derived by the orthodontists; (iv) the opportunity to increase the orthodontists' focus on patient care rather than administration; and (v) the opportunity to eliminate the need for business development efforts designed to generate referrals from general dentists.

         Since its inception in 1985, the Company has grown to manage 537 Orthodontic Centers located in 43 states, Puerto Rico, Japan and Mexico, with 346 Affiliated Orthodontists at December 31, 1999. Key elements of the Company's growth strategy include:

         Development of New Orthodontic Centers. From January 1, 1985 to December 31, 1999, the Company developed 288 Orthodontic Centers, including 36 during 1999. The Company actively markets itself to orthodontists by targeting practicing orthodontists, military orthodontists and orthodontic students, including the approximately 200 orthodontists who graduate each year from accredited United States orthodontic graduate programs, who are interested in opening new practices. The Company recruits additional orthodontists through referrals from Affiliated Orthodontists, attending orthodontic conventions, trade shows and association meetings, visiting orthodontic graduate schools and advertising in professional journals. The Company also intends to continue to develop additional Orthodontic Centers with current Affiliated Orthodontists.

         Orthodontists who choose to affiliate with the Company are generally given their choice of markets in the United States in which to locate where the Company does not have another Orthodontic Center. The Company also performs market studies to determine the advantages of locating Orthodontic Centers in new markets.

         The average cost of developing a new Orthodontic Center is approximately $255,000, including the cost of equipment, leasehold improvements, working capital and losses associated with the initial operations of the Orthodontic Center. The costs of developing a new Orthodontic Center are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing of their share of such costs through the Company's primary lender.

         Affiliation with Existing Orthodontic Practices. From January 1, 1985 to December 31, 1999, the Company acquired the assets of, and affiliated with, 316 existing orthodontic practices, including 32 during 1999. The Company actively markets itself to experienced orthodontists through referrals from Affiliated Orthodontists, attending orthodontic conventions, trade shows and association meetings and advertising in professional journals. Of these existing practices, approximately 81% generated less than $500,000 of patient revenue during the 12 months prior to their affiliation with the Company. Management believes that focusing on orthodontic practices of this size provides the Company with the opportunity to achieve higher revenue growth rates and lower acquisition costs, relative to larger practices. Existing practices that have affiliated with the Company have experienced increased average gross revenue and operating income following their affiliation. The Company frequently relocates existing practices to new facilities. The Company intends to continue to relocate existing practices to new facilities and also intends to continue to evaluate additional potential affiliations.

         Traditional Orthodontic Practices. A segment of the Affiliated Orthodontists operate traditional, internally-marketed orthodontic practices that generate relatively large amounts of patient fees. At December 31, 1999, there were 32 such Affiliated Orthodontists operating in 39 Orthodontic Centers, including seven Affiliated Orthodontists in 12 Orthodontic Centers that were added during 1999. Although the Company intends to continue to focus primarily on practices that advertise, management believes that affiliating with selected traditional practices will provide the Company with additional opportunities for growth. According to the 1999 JCO Study, most orthodontists practicing in the United States do not advertise through mass media.

         International Expansion. Since 1998, the Company has developed and managed Orthodontic Centers for Affiliated Orthodontists in Japan, Mexico and Puerto Rico. At December 31, 1999, there were 24 Orthodontic Centers with 16 Affiliated Orthodontists in Japan, two Orthodontic Centers with one Affiliated Orthodontist in Mexico and five Orthodontic Centers with two Affiliated Orthodontists in Puerto Rico. During 1999, the Company added 18 Orthodontic Centers with 13 Affiliated Orthodontists in Japan, two Orthodontic Centers with one Affiliated Orthodontist in Mexico, and three Orthodontic Centers with one Affiliated Orthodontist in Puerto Rico. Expansion into countries outside the United States involves consideration of the regulatory environment, market demographics and economic conditions, and the ability to recruit and obtain financial commitments from orthodontists and business personnel in the market. Although the Company intends to continue to focus primarily on orthodontic practices in the United States, the Company intends to continue to add Orthodontic Centers in Japan, Mexico and Puerto Rico, and may explore additional expansion opportunities in Canada, England, Spain and other countries as they arise from time to time.

         Ancillary Services. The Company has entered into an agreement with BriteSmile, Inc. ("BriteSmile"), which develops and manufactures light activated teeth whitening technology and related products, whereby BriteSmile's teeth whitening systems may be installed in Orthodontic Centers. During 1999, the Company conducted a pilot program of BriteSmile's systems at Orthodontic Centers in Jacksonville, Florida and Tucson, Arizona. Based on the results of this pilot program, the Company and BriteSmile agreed to provide BriteSmile systems to Affiliated Orthodontists who desire to offer teeth whitening services. In addition, the Company plans to commence the trial operation of a cosmetic dental center in Jacksonville, Florida, which would offer cosmetic dental services, including teeth whitening services and porcelain teeth laminates, and would be designed to resemble a boutique or spa rather than a dental office.

         Proposed Acquisition. The Company is currently engaged in discussions with Apple Orthodontix, Inc. ("Apple"), which provides practice management services to orthodontic practices in the United States and Canada and which filed a voluntary petition under Chapter 11 of the federal Bankruptcy Code in January 2000, regarding a proposed transaction in which the Company may affiliate with up to 47 orthodontic practices currently affiliated with Apple. As currently proposed, the Company would acquire Apple's service agreements and practice assets related to these orthodontic practices, in exchange for payment of cash to Apple. In addition, the Company would issue shares of Common Stock to Apple-affiliated orthodontists who affiliate with the Company. The Company's Board of Directors has approved the terms of the transaction as currently proposed, and the Company anticipates that the parties may execute a definitive asset purchase agreement within a relatively short period of time. In addition to execution of a definitive purchase agreement, the transaction would be subject to, among other things, consent to the transaction by Apple's senior secured creditors, approval of the transaction by the U.S. Bankruptcy Court and consent by the orthodontists whose service agreements are proposed to be acquired. There can be no assurance that any of these events will occur or that the Company will ultimately affiliate with any of these 47 orthodontic practices.

         ORTHODONTIC CENTERS

         Location

         At December 31, 1999, there were 537 Orthodontic Centers located in 43 states, Puerto Rico, Japan and Mexico. The following table sets forth information regarding these 537 Orthodontic Centers:


STATE/                                             NUMBER         STATE/                                           NUMBER
COUNTRY/                                            OF            COUNTRY/                                           OF
TERRITORY               ADI(1)                    CENTERS         TERRITORY           ADI(1)                       CENTERS
---------               ------                    -------         ---------           ------                       -------



Alabama............  Birmingham                       3          Nevada.............  Reno                             1
                     Huntsville                       4          New Hampshire......  Nashua                           1
                     Montgomery                       1          New Jersey.........  Atlantic City                    3
Arkansas...........  Jonesboro                        1                               Philadelphia, PA                 5
                     Little Rock                      1                               Vineland                         1
Arizona............  Lake Havasu                      1          New Mexico.........  Albuquerque                      2
                     Phoenix                         10                               Farmington                       1
                     Tucson                           2          New York...........  Albany                           2
California.........  Chico/Redding                    2                               Buffalo                          1
                     Eureka                           1                               New York City                   12
                     Fresno                           2                               Rochester                        2
                     Los Angeles                      5                               Syracuse                         2
                     Palm Desert                      1          North Carolina.....  Charlotte                        3
                     Sacramento                       4                               Greenville                       4
                     Salinas                          3                               Raleigh-Durham                   4
                     San Diego                        9                               Winston-Salem                    4
                     San Francisco                    3          North Dakota.......  Minot                            2
                     San Jose                         3          Ohio...............  Cincinnati                       6
Colorado...........  Colorado Springs                 3                               Cleveland                       15
                     Denver                          10                               Columbus                         4
                     Fort Collins                     1                               Dayton                           2
                     Grand Junction                   1                               Toledo                           2
Connecticut........  Hartford                         9                               Youngstown                       2
Florida............  Fort Lauderdale/Miami           11          Oklahoma...........  Oklahoma City                    5
                     Fort Myers                       3                               Tulsa                            2
                     Gainesville                      3          Oregon.............  Bend                             3
                     Jacksonville                     4                               Portland                         4
                     Orlando                          9          Pennsylvania.......  Baltimore, MD                    1
                     Panama City                      1                               Harrisburg                       3
                     Pensacola                        1                               Johnstown/Altoona                3
                     Tallahassee                      1                               Philadelphia                    11
                     Tampa                           13                               Pittsburgh                       2
                     West Palm Beach                  4                               Scranton                         4
Georgia............  Albany                           3          Rhode Island.......  Providence                       1
                     Atlanta                         13          South Carolina.....  Charleston                       3
                     Augusta                          1                               Columbia                         3
                     Columbus                         1                               Florence                         1
                     Savannah                         2                               Greenville                       3
Hawaii.............  Honolulu                         1                               Savannah, GA                     1
Idaho..............  Spokane, WA                      1          Tennessee..........  Chattanooga                      3
Illinois...........  Chicago                          4                               Johnson City/Bristol/Kingsport   3
                     Peoria                           4                               Knoxville                        3
                     Rockford                         1                               Memphis                          4
                     St.  Louis, MO                   2                               Nashville                        6
Indiana............  Indianapolis                     4          Texas..............  Austin                           5
                     Louisville, KY                   1                               Brownsville                      3
Kansas.............  Kansas City, MO                  1                               Beaumont                         1
                     Kansas City                      2                               Corpus Christi                   1
Kentucky...........  Lexington                        3                               Dallas/Ft. Worth                 8
                     Louisville                       2                               El Paso                          3
Louisiana..........  Alexandria                       2                               Houston                         13
                     Baton Rouge                      4                               Longview/Tyler                   2
                     Lafayette                        1                               Odessa                           2
                     Monroe                           1                               San Antonio                      3
                     New Orleans                     11                               Victoria                         2
                     Shreveport                       1                               Waco                             4
Maine..............  Portland                         3          Utah...............  Salt Lake City                   5
Maryland...........  Baltimore                        7          Virginia...........  Arlington/Washington, D.C.       6
                     Rockville/Washington, D.C.       6                               Harrisonburg                     1
Massachusetts......  Boston                          10                               Norfolk                          4
                     Providence, RI                   2                               Richmond                         3
                     Springfield                      3          Washington.........  Portland, OR                     2
Michigan...........  Detroit                          8                               Seattle                          8
                     Grand Rapids                     4                               Spokane                          2
                     Saginaw                          2          West Virginia......  Wheeling                         2
Minnesota..........  Minneapolis                      6          Wisconsin..........  Milwaukee                        5
Mississippi........  Columbus                         2          Wyoming............  Casper                           2
                     Gulfport                         4          Japan..............  Ichinomiya                       1
                     Hattiesburg                      1                               Kyoto                            6
                     Jackson                          4                               Sanda                            2
                     Meridian                         3                               Tokyo                           15
                     New Orleans, LA                  1          Mexico.............  Mexico City                      2
Missouri...........  Kansas City                      1          Puerto Rico........  San Juan                         5
                     St. Louis                        5                                                             ----
                                                                       Total........                                 537
                                                                                                                    ====

-----------------------------

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

         Staffing and Scheduling

         An Orthodontic Center is typically open from 8:30 a.m. to 6:30 p.m. for days on which patients are scheduled and at least one Saturday each month. In markets in which there are two or more Orthodontic Centers, each Orthodontic Center in that market is fully staffed only for days on which the Affiliated Orthodontist is scheduled to work, ranging from two to 20 days per month. Staff members dedicated to the Orthodontic Centers in that market, including the business personnel and the orthodontic assistants, rotate with the Affiliated Orthodontist among the Orthodontic Centers in the market. On all other days, the Orthodontic Center is staffed only by a receptionist who answers the telephone and books appointments.

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

         Certain days each month are dedicated solely to seeing new patients. Longer appointments are scheduled for new patient days to allow for the initial consultation, preliminary procedures (including teeth impressions and x-rays) and the placing of spacers between the patient's teeth in anticipation of the application of the braces at the next appointment. If orthodontic treatment is recommended by the Affiliated Orthodontist, the patient then signs a contract for the treatment. The grouping of new patient appointments separately from the monthly appointments for existing patients avoids inefficiencies which might be created by the longer appointments required for new patients.

         Within two weeks after a patient's initial visit, a patient typically returns to an Orthodontic Center for application of braces and returns every four to eight weeks thereafter for adjustments to the braces. The patient makes a monthly payment prior to receiving his or her chart and proceeding to an inner waiting room. The Affiliated Orthodontist then reviews the status of the treatment and prescribes any necessary adjustments to the braces. The patient then proceeds to a private treatment room, where an orthodontic assistant makes the prescribed adjustments. The patient then returns to the Affiliated Orthodontist for final examination and adjustments that must be made by an orthodontist. Before leaving the Orthodontic Center, the patient schedules their next appointment and receives appropriate written information or instructions regarding his or her activities during the interim period.

         Payment Plan; Case Fees

         The Orthodontic Centers generally provide a payment plan recommended by the Company, which consists of no initial down payment, equal monthly payments during the term of the treatment and a final payment at the completion of treatment. During the first quarter of 1999, the Orthodontic Centers implemented a fee increase, from $98 per month to $109 per month, with an increase in the final payment from $398 to $436. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase, consisting of no down payment, equal monthly payments of $119 per month over the term of treatment and a final payment of $476. At the initial treatment, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is fixed at the beginning of the case and corresponds to the anticipated number of months of treatment, which averages 26 months. Payment is required from patients at the beginning of each appointment.

         If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for all services rendered to date pursuant to the patient contract. Patients may also transfer to another Orthodontic Center for the completion of the treatments, and continue to pay the required fees under the contract. Since 1991, approximately 1.2% of the Company's net revenue have proven to be uncollectible.

         The Orthodontic Centers do not accept payment by Medicare or Medicaid for services provided. Other payment plans with lower total payments by the patient are available for patients who have insurance coverage for treatment. During 1999, approximately 14.4% of the patients treated at the Orthodontic Centers had some form of insurance coverage, and approximately 12.2% of the patient revenue of the Affiliated Orthodontists was paid by a third party payor. The portion of the fee not covered by insurance is the responsibility of the patient.

SERVICES AND OPERATIONS

         The Company generally manages all of the operations of an Orthodontic Center other than the provision of orthodontic services. The Company provides marketing, financial, accounting, information systems, billing and collection services for an Orthodontic Center and employs the Orthodontic Center's business personnel. Where permitted by applicable statutes or regulations, the Company also employs the orthodontic assistants.

         Marketing and Advertising

         The Company markets and advertises the services of Orthodontic Centers through television, radio and print media advertising. The Company tailors such advertising to the particular local market. The names of the Orthodontic Center and the Affiliated Orthodontist are prominently featured in each advertisement. Since 1998, the Company has combined local advertising with a limited national advertising campaign featuring television and radio commercials promoting the Affiliated Orthodontists and Orthodontic Centers. The national campaign has also been designed to develop brand recognition for the Company's 1-800-4BRACES toll-free telephone number and 4braces.com Internet website, as well as the "Orthodontic Centers of America" network of Affiliated Orthodontists. Management believes that national advertising and brand identity may permit the Company to market the Orthodontic Centers more efficiently and effectively, and may permit Orthodontic Centers to operate cost-effectively in larger cities (which typically have higher local advertising rates). Advertising and direct marketing expenditures averaged approximately $64,426 per Affiliated Orthodontist in 1999 as compared to a national average of approximately $4,400 per orthodontist for traditional practices in 1998.

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

         New Center Development and Construction

         Since 1985, the Company has developed 288 new Orthodontic Centers, including 282 since January 1, 1993. The Company's Construction and Leasing Department is responsible for locating and leasing suitable office space for new Orthodontic Centers in new markets and new locations within existing markets. The Construction and Leasing Department also coordinates construction of the interior of new Orthodontic Centers to accommodate the Company's proprietary office designs. The Construction and Leasing Department utilizes the services of a national network of contractors and real estate agents that regularly assist the Company in developing and constructing Orthodontic Centers.

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

         Computer Information Systems

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

         In 1998, the Company implemented a proprietary patient accounting computer software and scheduling system. Orthodontic Centers are connected to this system by a private computer network, through which the Company gathers data and generates comprehensive reports so that the Company may more accurately project and analyze results for the Orthodontic Centers. This system has resulted in improved operating results for the Orthodontic Centers through its financial and past due account controls, convenient user interface and integrated scheduling features.

         The Company has also implemented an on-line inventory order system, which allows the Orthodontic Centers to order supplies directly from vendors through the Company's private computer network. The order system is designed to improve the accuracy of orders placed, reduce vendor shipping time and improve the flow of information between vendors and the Orthodontic Centers. The Company plans to continue to use Internet-related and other available technology, to improve efficiency and reduce costs for the Orthodontic Centers.

AGREEMENTS WITH AFFILIATED ORTHODONTISTS

         The Company provides comprehensive management and marketing services to Affiliated Orthodontists pursuant to either a service agreement or, in limited circumstances, a consulting agreement. The selection of either the service agreement or consulting agreement structure is based upon the dental regulatory provisions of the particular state in which an Orthodontic Center is located.

         Service Agreements

         Service agreements are between the Company and an Affiliated Orthodontist and his or her professional corporation or other entity. Pursuant to the service agreement, the Company manages the business and marketing aspects of Orthodontic Centers, provides capital, facilities and equipment (including utilities, maintenance and rental), implements a marketing program, prepares budgets and financial statements, orders and purchases inventory and supplies, provides staff and a patient scheduling system, bills and collects patient fees, maintains files and records and arranges for certain legal and accounting services.

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

         The service agreements are for terms ranging from 20 to 40 years, with most terms ranging from 20 to 25 years. Upon expiration or termination by either party of a service agreement, the Affiliated Orthodontist generally must purchase certain of the related assets owned by the Company, including all equipment, improvements and intangible assets, for cash at the then current book value. The service agreements generally provide that following termination or expiration of the agreement, the Affiliated Orthodontist will not compete for a period of two years in an area in which the Affiliated Orthodontist operates an Orthodontic Center and will limit the methods of advertising in the area in which the Orthodontic Center is located.

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

GOVERNMENT REGULATION

         The field of orthodontics is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of healthcare companies is increasing.

         Each state and country in which the company operates imposes licensing and other requirements on individual orthodontists, and orthodontic facilities and services. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists may be providers. In connection with its entry into new markets, the Company may become subject to compliance with additional regulations.

         The operations of the Orthodontic Centers must meet federal, state and local regulatory standards in the areas of safety and health. Historically, those standards have not had any material adverse effect on the operations of the Orthodontic Centers. Based on its familiarity with the operations of the Orthodontic Centers and the activities of the Affiliated Orthodontists, management believes that the Orthodontic Centers are in compliance in all material respects with applicable federal, state and local laws and regulations relating to safety and health.

         The laws of many states prohibit orthodontists from splitting fees with non-orthodontists and prohibit non-orthodontic entities (such as the Company) from practicing dentistry, including orthodontics (which in certain states includes managing or operating an orthodontic office), and from employing orthodontists or, in certain circumstances, orthodontic assistants. The laws of some states prohibit advertising of orthodontic services under a trade or corporate name and require that all advertisements be in the name of the orthodontist. A number of states also regulate the content of advertisements of orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own or control equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Management believes, based on its familiarity with the operations of the Orthodontic Centers and the activities of the Affiliated Orthodontists, that the Company's current and planned activities do not violate these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing contractual relationships with the Affiliated Orthodontists or the operation of the Orthodontic Centers. In addition, statutes in some states and countries could restrict expansion of the Company's operations in those jurisdictions. In response to particular state regulatory provisions, the Company is required to utilize the consulting agreement structure in certain states. Management plans to use a form of one of its operating agreements in each of the states and countries in which a development or acquisition proposal is pending.

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

COMPETITION

         The business of providing orthodontic services is highly competitive in each of the markets in which the Orthodontic Centers operate. Each Affiliated Orthodontist competes with orthodontists who operate in single and multiple offices. The Orthodontic Centers also compete with general dentists who provide certain orthodontic services. The provision of orthodontic services by general dentists has increased in recent years.

         There are other companies currently developing and managing orthodontic practices on a national basis. There are several companies pursuing similar strategies in other segments of the healthcare industry and companies with similar objectives and substantially greater financial resources may enter the Company's markets and compete with the Company.

EMPLOYEES

         At December 31, 1999, the Company employed 2,077 persons, including 1,573 full-time employees and 107 employees in the Company's corporate offices. None of the Company's employees are represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good. The Affiliated Orthodontists are not employed by the Company.

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

ITEM 2. PROPERTIES

         The Company leases an average of between 2,200 and 2,500 square feet of office space for each Orthodontic Center. The typical lease for office space is for a term of approximately five years, and generally provides for renewal options for additional years. The average rental payment is approximately $2,600 per month. As demand for orthodontic services has increased in a particular market, the Company has leased and developed new Orthodontic Centers in that market rather than expand its existing Orthodontic Centers, because the size of each Orthodontic Center, particularly those located in shopping malls, has been limited.

         The Company leases approximately 5,354 and 2,420 square feet of office space in Ponte Vedra Beach, Florida for its headquarters under two separate leases which expire in January 2000 and February 2002, respectively. The Company also maintains a corporate office in approximately 5,300 square feet of office space in Metairie, Louisiana under a lease which expires in October 2000.

ITEM 3. LEGAL PROCEEDINGS

         On October 15, 1999, Sam Callender, D.D.S. and his limited liability company ("LLC") filed a complaint in the District Court of the City and County of Denver, Colorado against the Company, Orthodontic Centers of Colorado, Inc., a wholly owned subsidiary of the Company ("OCA Colorado"), and Ronald M. Roncone, D.D.S. The complaint alleged that the Company and OCA Colorado breached the terms of the Business Services Agreement between OCA Colorado and Dr. Callender, and that the Company and Dr. Roncone allegedly made certain fraudulent representations to Dr. Callender in connection with his decision to enter into the Business Services Agreement and a related asset purchase agreement with OCA Colorado. The complaint also alleged that Dr. Roncone and the Company tortiously interfered with the proposed sale of a portion of Dr. Callender's interest in his LLC to another orthodontist, and that the Company and Dr. Roncone allegedly breached certain fiduciary duties to Dr. Callender and his LLC in connection with that sale. The complaint seeks an unspecified amount of actual and punitive damages, and a declaratory judgment that Dr. Callender's Business Services Agreement has been terminated. The Company and OCA Colorado have filed a counterclaim against Dr. Callender and his LLC, alleging, among other things, that Dr. Callender and his LLC breached the terms of the Business Services Agreement, and seeking compensatory and other damages. On November 19, 1999, the lawsuit was removed to the United States District Court for the District of Colorado. The Company and OCA Colorado intend to vigorously defend the claims made by Dr. Callender and his LLC, and believe that these claims lack merit. At this time the Company cannot predict whether it or OCA Colorado will ultimately succeed in defending the action, or if they do not succeed, what effect this may have on the Company's financial condition and operating results.

         The Company and its Affiliated Orthodontists may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of its business. The Company does not have pending any other litigation that, if adversely determined, would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock ("Common Stock") is listed on the New York Stock Exchange under the symbol "OCA." The following table sets forth, for the periods indicated, the range of high and low sale prices per share for the Common Stock, as reported on the New York Stock Exchange.


        1999                                             HIGH(1)                   LOW(1)
                                                       ----------                ---------

        First Quarter........................          $   20.125                $  12.50
        Second Quarter.......................               17.25                 10.8125
        Third Quarter........................             18.9375                   13.25
        Fourth Quarter.......................               18.00                   11.00


        1998

        First Quarter........................          $    23.25                $   15.00
        Second Quarter.......................               23.50                   17.625
        Third Quarter........................             20.9375                    13.00
        Fourth Quarter.......................              20.375                    11.75

         At March 23, 2000, the last reported sale price of the Common Stock was $17.9375 per share, and the number of holders of record of the Common Stock was approximately 326.

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


                                                                               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                          1995          1996         1997           1998         1999
                                                       ----------    ----------    ----------    ----------    ----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:
Net revenue ........................................   $   41,556    $   71,273    $  117,326    $  171,298    $  226,290
                                                       ----------    ----------    ----------    ----------    ----------
Direct expenses:
    Employee costs .................................       11,784        19,895        33,429        46,878        61,224
    Orthodontic supplies ...........................        3,167         5,428         8,789        13,287        17,136
    Rent ...........................................        3,504         6,114        10,299        14,128        18,624
    Marketing and advertising ......................        4,323         6,644         9,855        15,491        16,874
                                                       ----------    ----------    ----------    ----------    ----------
       Total direct expenses .......................       22,778        38,081        62,372        89,784       113,858
General and administrative .........................        5,108         8,703        13,356        18,104        23,270
Depreciation and amortization ......................        1,448         2,814         5,640         9,124        12,238
                                                       ----------    ----------    ----------    ----------    ----------
Operating profit ...................................       12,222        21,675        35,958        54,286        76,924
Interest (expense) income, net .....................        1,995         1,935         1,143           280        (2,204)
                                                       ----------    ----------    ----------    ----------    ----------
Income before income taxes .........................       14,217        23,610        37,101        54,566        74,720
Provision for income taxes .........................        5,182         9,208        14,469        20,753        28,206
                                                       ----------    ----------    ----------    ----------    ----------
Income before cumulative effect of
 change in accounting principle ....................        9,035        14,402        22,632        33,813        46,514

Cumulative effect of a change in
    accounting principle, net of
    income tax .....................................           --            --            --            --           678
                                                       ----------    ----------    ----------    ----------    ----------
Net income .........................................   $    9,035    $   14,402    $   22,632    $   33,813    $   45,836
                                                       ==========    ==========    ==========    ==========    ==========
Net income per share before cumulative
    effect of a change in accounting
    principle(1) ...................................   $      .23    $      .33    $      .50    $      .70    $      .96
Cumulative effect of a change in
    accounting principle ...........................           --            --            --            --    $      .02
                                                       ==========    ==========    ==========    ==========    ==========
Net income per share(1) ............................   $      .23    $      .33    $      .50    $      .70    $      .94
                                                       ==========    ==========    ==========    ==========    ==========
Weighted average shares outstanding(1) .............   $   39,094    $   43,708    $   45,414    $   48,502    $   48,643
                                                       ==========    ==========    ==========    ==========    ==========

OPERATING DATA:
Number of Orthodontic Centers(2) ...................          145           247           360           469           537
Comparable Orthodontic Center net
    revenue growth(3) ..............................         16.7%         22.2%         20.0%         19.2%         20.1%
Comparable mature Orthodontic Center
    net revenue growth(4) ..........................         11.0%         10.5%         10.1%          9.1%          9.6%
Total case starts ..................................       28,742        44,910        70,611        95,377       126,307
Patient contract balances of
    Affiliated Orthodontists(2)(5):
    Net receivables for services performed(6) ......   $   13,758    $   23,181    $   41,713    $   62,151    $   87,563
    For services to be performed ...................       58,418        92,548       139,492       227,501       297,839
                                                       ----------    ----------    ----------    ----------    ----------
        Total patient contract balances ............   $   72,176    $  115,729    $  181,205    $  289,652    $  385,402
                                                       ==========    ==========    ==========    ==========    ==========


                                                                                   DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                          1995          1996          1997          1998           1999
                                                       ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:                                                                (IN THOUSANDS)

Cash and cash equivalents ..........................   $   18,779    $   11,827    $    9,865    $    1,601    $    5,822
Working capital ....................................       43,778        40,219        68,243        59,634       102,276
Total assets .......................................       92,573       145,099       228,975       296,798       367,022
Total debt .........................................        4,490         3,397        10,393        31,332        58,793
Total equity .......................................       77,313       114,887       190,740       231,159       278,527

--------------------

(1) Amounts represent the full dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. Basic earnings per share for the year ended December 31, 1999 was $.96 per share based upon weighted average shares outstanding of approximately 47,998,000, for the year ended December 31, 1998 was $.71 per share based upon weighted average shares outstanding of approximately 47,690,000, for the year ended December 31, 1997 was $0.51 based upon weighted average shares outstanding of approximately 44,576,000, for the year ended December 31, 1996 was $0.34 based upon weighted average shares outstanding of approximately 42,388,000 and for the year ended December 31, 1995 was $0.24 based upon weighted average shares outstanding of approximately 38,235,000.

(2)      Presented as of the end of the period.

(3) Represents the growth in net revenue by Orthodontic Centers which were affiliated with the Company throughout each of the two periods being compared. The amount of such growth has been significantly affected by the number of newly-opened Orthodontic Centers included in the computation, because newly-opened Orthodontic Centers have experienced significant growth during their first 26 months of operations. The average term of a patient contract is approximately 26 months, and Orthodontic Centers typically reach maturity as patients are added during the first 26 months of operations. There were 46 such comparable Orthodontic Centers in 1994, 53 in 1995, 75 in 1996, 130 in 1997, 227
         in 1998, and 332 in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(4) Represents the growth in net revenue by Orthodontic Centers which has been affiliated with the Company at least 26 months throughout each of the two periods being compared. There were 28 such comparable mature Orthodontic Centers in 1994, 43 in 1995, 52 in 1996, 67 in 1997, 104 in
         1998 and 208 in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(5) The average remaining life of the patient contracts at December 31, 1999 was approximately 15 months.

(6) Net of allowance for uncollectible amounts and patient prepayments; such receivables are assigned by the Affiliated Orthodontists to the Company in payment of its service fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:


                                                                          YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------------
                                             1992       1993       1994       1995       1996       1997       1998       1999
                                           --------   --------   --------   --------   --------   --------   --------   --------
Centers at beginning of period .........         31         47         55         75        145        247        360        469
Centers developed during period ........          5          4         22         44         53         58         54         36
Centers acquired during period .........         17          5          1         29         68         78         66         32
Centers consolidated during period .....         (6)        (1)        (3)        (3)       (19)       (23)       (11)        --
                                           --------   --------   --------   --------   --------   --------   --------   --------
Centers at end of period ...............         47         55         75        145        247        360        469        537
                                           ========   ========   ========   ========   ========   ========   ========   ========

         Of the 537 Orthodontic Centers at December 31, 1999, 288 were developed by the Company, 316 were existing orthodontic practices the assets of which were acquired by the Company and 67 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited Affiliated Orthodontists and acquiring the assets of, and affiliating with, existing orthodontic practices.

         Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At December 31, 1999, 214 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

         The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on the profitability of the practice on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $4.0 million during 1999. In addition, a $25,000 annual fee is earned by the Company with respect to 42 Orthodontic Centers.

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

         The Company develops and manages the business and marketing aspects of Orthodontic Centers, including implementing advertising and marketing programs, preparing budgets, providing staff, purchasing inventory, providing patient scheduling systems, billing and collecting fees, maintaining records and providing office space and equipment. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred.

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

         Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase from $98 per month to $109 per month, with an increase in the final payment from $398 to $436. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase, consisting of no down payment, equal monthly payments of $119 per month over the term of treatment and a final payment of $476.

         RESULTS OF OPERATION

         The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.


                                             YEAR ENDED DECEMBER 31,
                                    ----------------------------------------
                                        1997           1998           1999
                                    ----------     ----------     ----------

Net revenue .....................        100.0%         100.0%         100.0%
Direct expenses:
    Employee costs ..............         28.5           27.4           27.1
    Orthodontic supplies ........          7.5            7.8            7.6
    Rent ........................          8.8            8.2            8.2
    Marketing and advertising ...          8.4            9.0            7.5
                                    ----------     ----------     ----------
       Total direct expenses ....         53.2           52.4           50.4
General and administrative ......         11.4           10.6           10.3
Depreciation and amortization ...          4.8            5.3            5.4
                                    ----------     ----------     ----------
Operating profit ................         30.6           31.7           33.9
Interest (income) expense .......         (1.0)          (0.2)           1.0
                                    ----------     ----------     ----------
Income before income taxes ......         31.6           31.9           32.9
Provision for income taxes ......         12.3           12.2           12.5
                                    ----------     ----------     ----------
Net income ......................         19.3%          19.7%          20.4%
                                    ==========     ==========     ==========

     1999 COMPARED TO 1998

         Net Revenue. Net revenue increased $55.0 million, or 32.1%, to $226.3 million for 1999 from $171.3 million for 1998. Approximately $24.0 million of this increase was attributable to the 205 (net of consolidations) Orthodontic Centers opened since January 1, 1998, and approximately $31.0 million to the growth in net revenue of the 332 Orthodontic Centers open throughout 1998 and 1999. The number of patient contracts increased to approximately 268,000 at December 31, 1999 from approximately 195,000 at December 31, 1998.

         Employee Costs. Employee costs increased $14.3 million, or 30.6%, to $61.2 million for 1999 from $46.9 million for 1998. As a percentage of net revenue, however, employee costs decreased to 27.1% for 1999 from 27.4% for 1998. The percentage decrease primarily reflects efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists.

         Orthodontic Supplies. Orthodontic supplies expense increased $3.8 million, or 29.0%, to $17.1 million for 1999 from $13.3 million for 1998. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.6% for 1999 from 7.8% for 1998. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

         Rent. Rent expense increased $4.5 million, or 31.8%, to $18.6 million for 1999 from $14.1 million for 1998. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after 1998. As a percentage of net revenue, however, rent remained constant at 8.2% for 1998 and 1999.

         Marketing and Advertising. Marketing and advertising expense increased $1.4 million, or 8.9%, to $16.9 million for 1999 from $15.5 million for 1998. The increase in this expense resulted primarily from the addition of Orthodontic Centers after 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.5% for 1999 from 9.0% for 1998. The decrease in this expense as a percentage of net revenue is attributable to the initiation of certain marketing strategies designed to eliminate costs not related to the purchase of media advertisements.

         General and Administrative. General and administrative expense increased $5.2 million, or 28.5%, to $23.3 million for 1999 from $18.1 million for 1998. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after 1998. As a percentage of net revenue, however, general and administrative expense decreased to 10.3% for 1999 from 10.6% for 1998. General and administrative expense decreased as a percentage of net revenue as a result of lower average start-up costs for Orthodontic Centers developed after 1998.

         Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 34.1%, to $12.2 million for 1999 from $9.1 million for 1998. As a percentage of net revenue, depreciation and amortization expense increased to 5.4% for 1999 from 5.3% for 1998. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after 1998.

         Operating Profit. Operating profit increased $22.6 million, or 41.7%, to $76.9 million for 1999 from $54.6 million for 1998. As a percentage of net revenue, operating profit increased to 33.9% for 1999 from 31.7% for 1998 as a result of the factors discussed above.

         Interest. The Company incurred net interest expense of $2.2 million compared to net interest income of $280,000 for 1998. The increase in net interest expense resulted from the interest incurred on borrowings under the Company's $100 million revolving line of credit.

         Provision for Income Taxes. Provision for income taxes increased $7.5 million, or 35.9%, to $28.2 million for 1999 from $20.8 million for 1998. The Company's effective income tax rate was 37.8% for 1999 and 38.0% for 1998.

         Cumulative Effect of Change in Accounting Principle. Pursuant to adoption of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, by the American Institute of Certified Public Accountants, the Company recorded a cumulative effect of a change in accounting principle of $678,000 (net of an income tax benefit of $410,000) during 1999.

         Net Income. Net income increased $12.0 million, or 35.6%, to $45.8 million for 1999 from $33.8 million for 1998. As a percentage of net revenue, net income increased to 20.4% for 1999 from 19.7% for 1998 as a result of the factors discussed above.

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

QUARTERLY OPERATING RESULTS

         The following table sets forth certain unaudited quarterly operating information of the Company for 1998 and 1999. The Company believes that the following information includes all of the adjustments, consisting of normal recurring accruals and adjustments necessary to convert cash basis accounting records of the Company to an accrual basis, considered necessary for a fair presentation of the Company's consolidated financial position and its consolidated results of operations for these periods in accordance with generally accepted accounting principles. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.


                                                              QUARTERS ENDED
                          -------------------------------------------------------------------------------------
                                             1998                                     1999
                          -----------------------------------------   -----------------------------------------
                          MAR. 31     JUNE 30   SEPT. 30    DEC. 31    MAR. 31   JUNE 30    SEPT. 30   DEC. 31
                          --------   --------   --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)

Net revenue ...........   $ 37,693   $ 41,527   $ 44,697   $ 47,381   $ 49,048   $ 55,401   $ 59,770   $ 62,071
Operating profit ......     12,058     13,243     13,922     15,063     16,666     18,923     20,094     21,241

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

         Net cash provided by operations for the years ended December 31, 1997, 1998 and 1999 was $9.0 million, $22.1 million and $23.3 million, respectively. From 1998 to 1999, unbilled patient receivables (net of prepayments) increased $5.7 million. Additionally, due to a change of income tax payment methods, cash paid for income taxes during 1999 exceeded the 1999 provision by $7.0 million. The Company's working capital at December 31, 1998 and December 31, 1999 was $59.6 million and $102.3 million, respectively, including cash and cash equivalents of $1.6 million and $5.8 million, respectively. Unbilled patient receivables (which represent patient revenue earned under patient contracts in excess of the amount billed under such patient contracts) increased from $46.3 million at December 31, 1998 to $65.8 million at December 31, 1999, with this increase consistent with the increase in the number of patient contracts and price of treatment during this period.

         Net cash used in investing activities for the years ended December 31, 1997, 1998 and 1999 was $42.7 million, $43.2 million and $43.1 million, respectively. The Company's capital expenditures consist primarily of the costs associated with the development of additional Orthodontic Centers. The average cost of developing a new Orthodontic Center is approximately $255,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the Orthodontic Center. These costs are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing for their share of such costs through the Company's primary lender. The Company provides the lender a guaranty of these loans. At December 31, 1999, approximately $5.0 million of such advances was outstanding. The Company intends to continue to make advances of approximately $40,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company intends to fund such advances and any continued financing through a combination of bank borrowings, cash from operations and the remaining net proceeds from the Company's prior public offerings.

         Of the 537 Orthodontic Centers at December 31, 1999, 316 were acquired through the acquisition of the assets of, and the affiliation with, existing orthodontic practices. During 1999, the Company entered into preliminary or final agreements to acquire the assets of, and affiliate with, 25 existing orthodontic practices operating at 32 locations and made payments to practices acquired in earlier periods at a cost of approximately $21.7 million, consisting of an aggregate principal amount of $3.6 million of promissory notes issued by the Company and an aggregate of 80,000 shares of Common Stock, with the remainder of approximately $17.2 million being paid in cash. Outstanding indebtedness at December 31, 1999 under promissory notes issued by the Company to Affiliated Orthodontists to acquire the assets of existing orthodontic practices was approximately $8.2 million, with maturities ranging from one to three years and interest rates ranging from 7.43% to 8.75% per annum.

         The Company's financing activities included the repayment of notes to banks and Affiliated Orthodontists of $6.7 million, $7.9 million and $6.7 million for the years ended December 31, 1997, 1998 and 1999, respectively, and the proceeds of $38.3 million, $595,000 and $114,000 from the issuance of Common Stock during the years ended December 31, 1997, 1998 and 1999, respectively.

         The Company entered into a $100.0 million revolving line of credit with a lending group consisting of First Union National Bank, Bank Of America, Bank One and Citibank in October 1998. In 1999, Wachovia Bank was added to this lending group. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of Orthodontic Centers, and bears interest at varying rates above the London Interbank Offering Rate (LIBOR). Amounts borrowed under the line of credit are secured by a security interest in all of the Company's assets, including its accounts receivable and equipment. At December 31, 1999, approximately $50.6 million of indebtedness was outstanding under the line of credit.

         The Company expects that future cash requirements will principally be for developing additional Orthodontic Centers, acquiring assets from and affiliating with additional Affiliated Orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. The Company's cash needs could significantly change depending upon the Company's ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. Management believes that the combination of funds available under the Company's revolving line of credit and cash flow from operations will be sufficient to meet the Company's anticipated funding requirements for the next 12 months.

YEAR 2000

         Prior to January 1, 2000, the Company conducted significant testing, planning and system upgrades to address potential malfunctions by computer systems and embedded computer chips related to calendar dates after December 31, 1999. The Company has not experienced any material Year 2000 disruptions or malfunctions, and has not been informed of any material Year 2000 disruptions or malfunctions experienced by any of its significant vendors or customers, or by the municipal agencies that provide services to the Company. The Company will continue to monitor its internal operations and its significant vendors and customers with respect to Year 2000 problems and intends to take appropriate measures to prevent or alleviate any malfunction or failures identified. Based upon the Company's successful operation thus far during the Year 2000, the Company does not anticipate that it will experience any material problems related to the Year 2000; however, no assurance can be given that this will be the case.

RISK FACTORS

         Our disclosure and analysis in this Report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "may," "will" and "should." These forward-looking statements include, without limitation, statements in "Item 1. Business", "Item 3. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's future growth, development and acquisition of additional Orthodontic Centers, affiliation with additional orthodontic practices, international expansion, new case starts, national advertising and branding, advancement of funds to Affiliated Orthodontists, continued leasing of Orthodontic Center facilities, ancillary services, funding of the Company's expansion, operations and capital expenditures, Year 2000 issues, and payment or nonpayment of dividends.

         Actual results could differ materially from those indicated in such forward-looking statements because of a variety of risks and uncertainties. These risks and uncertainties include failure to consummate proposed developments or acquisitions of Orthodontic Centers, changes in the Company's operating or expansion strategies, the general economy of the United States and the specific markets in which the Orthodontic Centers are located or are proposed to be located, and the following additional risk factors. From time to time, the Company may identify additional factors in filings with the Securities and Exchange Commission or in the Company's press releases.

         Our Growth Strategy Includes Risks That Could Have an Adverse Effect on Financial Performance. Since we began operating in 1985, we have expanded to managing 537 orthodontic centers as of December 31, 1999. We expect to continue to add additional orthodontic centers. Our growth will depend on a number of factors, including our ability to identify and affiliate with a sufficient number of orthodontists to open new orthodontic centers or operate within our existing network of orthodontic centers in suitable markets and our ability to obtain good locations for orthodontic centers within those markets. Our growth will also be influenced by our ability to identify and affiliate with a sufficient number of existing orthodontic practices and to integrate these practices into our existing operations. We may be unable to identify and recruit suitable orthodontists. A shortage of available orthodontists with the skills we require would have a material adverse effect on our expansion opportunities. Our ability to obtain adequate financing to fund our expansion strategy will also affect our growth. Further, if we experience difficulties in managing additional orthodontic practices effectively, recruitment and expansion will suffer. Finally, future government regulations may inhibit our continued growth. There can be no assurance that our expansion strategy will continue to succeed or that we will not have to modify our expansion strategy.

         Governmental Organizations Extensively Regulate Orthodontists and Us. The orthodontic industry and orthodontic practices are regulated extensively at the state and federal levels. We do not control the practice of orthodontics by our affiliated orthodontists, nor their compliance with legal requirements applicable to orthodontists and their practices. Many states prohibit us, as a non-professional corporation, from practicing orthodontics. In certain states, managing or operating an orthodontic office is included within the definition of practicing orthodontics. Many states also prohibit a non-professional corporation from splitting professional fees with orthodontists, owning or controlling the assets of an orthodontic practice, employing orthodontists, maintaining an orthodontist's patient records or controlling the content of an orthodontist's advertising. Many states also prohibit orthodontists from paying any portion of fees received for orthodontic services in exchange for a patient referral. In addition, many states impose limits on the tasks an orthodontist may delegate to other staff members. These laws and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion.

         We cannot be sure that a review of our business relationships by courts or other regulatory authorities will not result in determinations that could adversely affect our operations. The regulatory environment may change in a way that restricts our existing or future operations. An affiliated orthodontist may successfully challenge the legality of our long-term service and consulting agreements, or a court or regulatory authority may limit our ability to enforce provisions contained in such agreements. The laws and regulations of certain states and countries in which we seek to expand may require us to change our contractual relationships with orthodontists in a manner that would restrict our operations in those states and countries or prevent us from acquiring the assets of orthodontists or managing their practices in those states and countries. Further, the laws and regulations of states and countries in which we currently maintain operations may change or be interpreted in the future to either restrict or adversely affect our relationships with orthodontists in those states and countries.

         Our Financial Success Depends on Our Affiliated Orthodontists. We do not employ orthodontists or control the practices of our affiliated orthodontists. We receive fees for services we provide to orthodontic practices under service and consulting agreements. Our long-term agreements with affiliated orthodontists have terms ranging from 20 to 40 years, with most ranging from 20 to 25 years. Affiliated orthodontists may terminate such agreements for "cause," which generally includes our material breach of the long-term agreement. Our revenue is derived primarily from our service agreements with affiliated orthodontists. Our revenue is therefore dependent on revenue generated by our affiliated orthodontists, who are essential to our success. Changes in the healthcare industry, such as the growth of managed care organizations and provider networks, may result in lower compensation for the services of our affiliated orthodontists. The loss of a substantial number of our agreements with affiliated orthodontists or a material loss of revenue by our affiliated orthodontists, for whatever reason, could materially and adversely affect our financial results and results of operations.

         Other Orthodontists and Dentists Compete With Our Affiliated Orthodontists, and Other Companies Compete With Us. Orthodontics is a highly competitive business in each market in which our orthodontic centers operate. Each affiliated orthodontist faces competition from other orthodontists and general dentists in the communities they serve. Many of these other orthodontists and general dentists have more established practices. Managing orthodontic practices is also a highly competitive business. We compete with other companies with strategies similar to ours in developing and managing orthodontic practices throughout the United States. Competitors with greater access to financial resources may enter our markets and compete with us. We may not be able to compete successfully with existing or new competitors. Also, additional competition may make it more difficult for us to affiliate with additional orthodontists on terms that are favorable to us.

         Our Financial Success May Be Damaged By Successful Claims Against Our Affiliated Orthodontists. We manage the practices of orthodontists who provide orthodontic services to the public and are exposed to the risk of professional liability and other claims. Such claims, if successful, could result in substantial damage awards. Such awards might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive. Insurance rates vary from state to state. We do not control the practice of orthodontics by our affiliated orthodontists or their compliance with the legal and other requirements applicable to orthodontists and their practices. Each affiliated orthodontist has undertaken, however, to comply with all applicable laws. Under our long-term agreements with affiliated orthodontists, they must reimburse us for any damages we suffer arising out of claims against our affiliated orthodontists. We maintain liability insurance coverage, and we are generally named as an additional insured party under the liability insurance policies required to be maintained by each of our affiliated orthodontists. However, a successful malpractice claim against us or an affiliated orthodontist could have a material adverse effect on our financial position and results of operations.

         Our Financial Results May Suffer If We Have Recorded Intangible Assets That Are Not Recoverable. As a result of our acquisitions of assets or capital stock of, and affiliations with, affiliated orthodontists, we recorded intangible assets, net of accumulated amortization, of approximately $167.3 million on our balance sheet at December 31, 1999. We cannot assure you that we will realize the value of these intangible assets. We expect to engage in additional transactions that will result in our recognition of additional intangible assets and amortization expense. Part of the amortization generated by these intangible assets is not deductible for tax purposes. As a matter of policy, we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of such intangible assets may no longer be recoverable. Accounting rules require that if some of the carrying amount of such intangibles is no longer recoverable, we must take an additional charge to our earnings. Although, as of December 31, 1999, we do not believe that our net unamortized balance of intangible assets acquired and anticipated to be acquired is impaired, any future determination that a significant impairment has occurred would require us to write off the impaired portion of unamortized intangible assets. Such a write-off could have a material adverse effect on our financial condition and results of operations.

         Our Success Depends on Retaining Key Personnel. Our success depends upon the continued active participation of our senior management, particularly our chairman of the board and co-chief executive officer, Dr. Gasper Lazzara, Jr., our co-chief executive officer and president, Bartholomew F. Palmisano, Sr., our chief operating officer, Michael C. Johnsen, and our chief financial officer, Bartholomew F. Palmisano, Jr. The loss of the services of any of these officers could have a material adverse effect on our financial position and results of operations. Our success also depends on our ability to attract and retain other highly qualified managerial personnel.

         Our Stock Price May Be Adversely Affected by the Control by Our Principal Stockholders. At December 31, 1999, our co-chief executive officers, Dr. Lazzara and Bartholomew F. Palmisano, Sr., collectively controlled or owned approximately 16.6% of our outstanding shares of common stock. As a result of their holdings, Dr. Lazzara and Mr. Palmisano together have a disproportionate ability to affect the election of the members of our board of directors and to determine the outcome of all matters requiring stockholder approval. They therefore have a disproportionate control over our affairs and management. This concentration of ownership may limit the price that investors are willing to pay for shares of our common stock. This control may therefore adversely affect the market price of our common stock.

         Anti-Takeover Provisions May Prevent a Change in Our Control. Certain provisions of our restated certificate of incorporation, bylaws and Delaware law may discourage a change in our control, even if a change in control is in the stockholders' best interests. For example, certain board actions require a supermajority vote rather than a simple majority vote. In addition, our restated certificate of incorporation allows our board of directors to determine the preferences and rights of preferred stock which we may issue without any vote or approval of the holders of our common stock. The rights of common stockholders will be subject to and may be adversely affected by the rights of the holders of any preferred stock that we may issue in the future. The issuance of such preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Through the issuance of preferred stock with certain powers, the board of directors may prevent changes in our management and control. The board of directors is divided into three classes of directors. Directors from each class serve staggered three-year terms, which may affect the ability of stockholders to replace a majority of the incumbent directors.

         Our Stock Price May Fluctuate. From time to time, the market price of our common stock may fluctuate significantly in response to variations in our financial results or announcements of material events or that of our competitors. Regulatory changes, developments in the healthcare and practice management industry, changes in general conditions in the economy or the financial markets or other developments affecting us could also cause the market price of our common stock to fluctuate substantially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

         Interest Rate Risk. The Company's lines of credit and the advances for operating losses included in amounts due from orthodontic entities in the Company's consolidated financial statements expose earnings to changes in short-term interest rates since the interest rates on the financial instruments are variable. For lines of credit, if (i) the variable rates on the Company's financial instruments were to increase by 1% from the rate at December 31, 1999; and (ii) the Company borrowed the maximum amount available under its lines of credit ($105 million) for all of 2000; solely as a result of the increase in interest rates, the Company's interest expense would increase, resulting in a $389,000 decrease in net income, assuming an effective tax rate of approximately 38%.

         For the Company's advances to orthodontic entities for operating losses, if the (i) the variable rates on the Company's advances were to decrease by 1% from the rate at December 31, 1999, and (ii) advances were outstanding for all of 2000, solely as a result of the decrease in interest rates, the Company's interest income would decrease, resulting in a $61,000 decrease in net income, assuming an effective tax rate of approximately 38%. Comparatively, if the interest rate had decreased 1% as of December 31, 1998, the Company's interest income for the year ended December 31, 1999 would have decreased by approximately $39,000, assuming an effective tax of approximately 38%.

         This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change.

         Foreign Exchange Risk. The Company typically does not hedge its foreign currency exposure. Management does not believe its exposure to foreign currency rate fluctuations is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Appendix A hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors and executive officers of the Company is incorporated herein by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 2000.

         The following table sets forth certain information with respect to the executive officers of the Company:



Name                                                         Age         Positions with the Company
----                                                         ---         --------------------------

Dr. Gasper Lazzara, Jr. ...........................           57         Chairman of the Board, Co-Chief Executive
                                                                         Officer, Director

Bartholomew F. Palmisano, Sr. .....................           53         Co-Chief Executive Officer, President,
                                                                         Treasurer, Director

Michael C. Johnsen.................................           47         Chief Operating Officer, Director

Bartholomew F. Palmisano, Jr. .....................           29         Chief Financial Officer, Secretary

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

         BARTHOLOMEW F. PALMISANO, SR. Mr. Palmisano has served as Co-Chief Executive Officer of the Company since September 1998, as President of the Company since October 1999 and as Treasurer and a director of the Company since its inception in July 1994. He served as Chief Financial Officer, Senior Vice President and Secretary of the Company from its inception in July 1994 to September 1998. From 1989 to 1994, Mr. Palmisano served as the chief financial officer of certain of the Company's predecessor entities. Mr. Palmisano is a licensed certified public accountant and an attorney.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 2000. The sections captioned "Comparative Performance Graph" and "Compensation Committee Report on Executive Compensation" included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to the security ownership of certain beneficial stockholders and management of the Company is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions with respect to the Company is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Company to be held during 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

         The following consolidated financial statements of the Company are included in Appendix A hereto.

         (1)      FINANCIAL STATEMENTS:


                  Report of Independent Auditors................................................................A-1

                  Consolidated Balance Sheets
                  December 31, 1999 and 1998....................................................................A-2

                  Consolidated Statements of Income - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................A-4

                  Consolidated Statements of Equity - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................A-5

                  Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................A-6

                  Notes to Consolidated Financial Statements -
                  December 31, 1999.............................................................................A-7

         (2)      FINANCIAL STATEMENT SCHEDULE:

         All schedules are omitted, because they are not applicable or not required, or because the required information is included in the Company's consolidated financial statements or notes thereto.

         (3)      EXHIBITS:

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS

  3.1      --    Bylaws of the Registrant(1)

  3.2      --    Restated Certificate of Incorporation of the Registrant(2)

  4.1      --    Specimen Stock Certificate(1)

 10.1      --    Form of Service Agreement (confidential treatment granted as to a portion of the agreement)(1)

 10.2      --    Form of Management Agreement (confidential treatment granted as to a portion of the agreement)(1)

 10.3      --    Form of Consulting Agreement(1)

 10.4      --    Employment Agreement, dated as of November 21, 1994, between the Registrant and Gasper Lazzara, Jr., D.D.S.(1)

 10.5      --    Employment Agreement, dated as of November 21, 1994, between the Registrant and Bartholomew F. Palmisano, Sr.(1)

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS

 10.6      --     Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan
                  (1)

 10.7      --     Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock
                  Option Plan for Non-Employee Directors (1)

 10.8      --     First Union National Bank Defined Contribution Master Plan and
                  Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (1)

 10.9      --     Orthodontic Centers of America, Inc. 1995 Restricted Stock
                  Option Plan (3)

 10.10     --     Orthodontic Centers of America, Inc. 1996 Employee Stock
                  Purchase Plan (4)

 10.11     --     Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                  Purchase Plan Participation Agreement, dated as of November 5,
                  1997, between the Registrant and Michael C. Johnsen (5)

 10.12     --     Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                  Purchase Plan Participation Agreement, dated as of November 5,
                  1997, between the Registrant and Bartholomew F. Palmisano, Jr.
                  (6)

 10.13     --     Revolving Credit and Security Agreement, dated as of October
                  8, 1998, among the Registrant and certain subsidiaries of the
                  Registrant, as Borrowers, the Lenders named therein, First
                  Union National Bank, as Agent, Bank of America, FSB, as
                  Documentation Agent, and Citibank, N.A., as Syndication Agent
                  (6)

 21.1      --     List of subsidiaries of the Registrant (filed herewith)

 23.1      --     Consent of Ernst & Young LLP (filed herewith)

 27.1      --     Financial Data Schedule (filed herewith)

--------------------

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

(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

         The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

         1. Employment Agreement, dated as of November 21, 1994, between the Registrant and Gasper Lazzara, Jr., D.D.S. (Exhibit 10.4)

         2. Employment Agreement, dated as of November 21, 1994, between the Registrant and Bartholomew F. Palmisano, Sr. (Exhibit 10.5)

         3. Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (Exhibit 10.6)

         4. First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National Bank (Exhibit 10.8)

         5. Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (Exhibit 10.10)

         6. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Michael C. Johnsen (Exhibit 10.11)

         7. Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan Participation Agreement, dated as of November 5, 1997, between the Registrant and Bartholomew F. Palmisano, Jr. (Exhibit 10.12)

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ponte Vedra Beach, State of Florida, on March 29, 2000.


                                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                      By: /s/ Gasper Lazzara, Jr., D.D.S.
                                          --------------------------------------
                                              Gasper Lazzara, Jr., D.D.S.
                                           Chairman of the Board and Co-Chief
                                                   Executive Officer

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


                   SIGNATURE                                     TITLE                                 DATE
                   ---------                                     -----                                 ----

       /s/ Gasper Lazzara, Jr., D.D.S.           Chairman of the Board, Co-Chief Executive         March 29, 2000
--------------------------------------------     Officer, Director (principal executive
         Gasper Lazzara, Jr., D.D.S.             officer)


      /s/ Bartholomew F. Palmisano, Sr.          Co-Chief Executive Officer, President,            March 29, 2000
--------------------------------------------     Director
        Bartholomew F. Palmisano, Sr.

      /s/ Bartholomew F. Palmisano, Jr.          Chief Financial Officer, Secretary                March 29, 2000
--------------------------------------------     (principal financial and accounting officer)
       Bartholomew F.  Palmisano, Jr.

           /s/ Michael C. Johnsen                Chief Operating Officer, Director                 March 29, 2000
--------------------------------------------
             Michael C. Johnsen

           /s/ Ashton J. Ryan, Jr.               Director                                          March 29, 2000
--------------------------------------------
             Ashton J. Ryan, Jr.

            /s/ A Gordon Tunstall                Director                                          March 29, 2000
--------------------------------------------
              A Gordon Tunstall

         /s/ Edward J. Walters, Jr.              Director                                          March 29, 2000
--------------------------------------------
           Edward J. Walters, Jr.


                        Consolidated Financial Statements

                      Orthodontic Centers of America, Inc.

                  Years ended December 31, 1999, 1998, and 1997
                       with Report of Independent Auditors

                      Orthodontic Centers of America, Inc.

                        Consolidated Financial Statements


                  Years ended December 31, 1999, 1998, and 1997




                                    Contents

Report of Independent Auditors.........................................................................A-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................................A-2
Consolidated Statements of Income......................................................................A-4
Consolidated Statements of Shareholders' Equity........................................................A-5
Consolidated Statements of Cash Flows..................................................................A-6
Notes to Consolidated Financial Statements.............................................................A-7

                         Report of Independent Auditors


The Board of Directors
Orthodontic Centers of America, Inc.


We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.

                                      /s/ ERNST & YOUNG LLP

New Orleans, Louisiana
March 27, 2000

                      Orthodontic Centers of America, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                        DECEMBER 31
                                                                                     1999         1998
                                                                                   --------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  5,822     $  1,601
   Investments                                                                          983        1,187
   Patient receivables, net of allowance for uncollectible billings of
     $6,403 in 1999 and $5,356 in 1998                                               25,976       20,163
   Unbilled patient receivables, net of allowance for uncollectible amounts
     of $3,241 in 1999 and $2,209 in 1998                                            65,793       46,314
   Amounts receivable from orthodontic entities                                       7,944        5,817
   Deferred income taxes                                                              4,455        4,399
   Supplies inventory                                                                 8,195        5,890
   Prepaid expenses and other assets                                                  1,920        1,663
                                                                                   --------     --------
Total current assets                                                                121,088       87,034

Property, equipment and improvements, net                                            64,566       48,565
Amounts receivable from orthodontic entities, less current portion                   12,586        8,412
Intangible assets                                                                   167,348      152,438
Other assets                                                                          1,434          349





                                                                                   --------     --------
Total assets                                                                       $367,022     $296,798
                                                                                   ========     ========

                                                                                            DECEMBER 31
                                                                                        1999            1998
                                                                                     ----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    2,104      $    1,948
   Accrued salaries and other accrued liabilities                                         3,647           2,932
   Patient prepayments                                                                    4,206           4,326
   Income taxes payable                                                                     935           7,921
   Amounts payable to orthodontic entities                                                1,900           1,600
   Current portion of notes payable to affiliated orthodontists                           6,020           5,118
   Current portion of long-term debt                                                         --           3,555
                                                                                     ----------      ----------
Total current liabilities                                                                18,812          27,400

Notes payable to affiliated orthodontists, less current portion                           2,141           6,159
Long-term debt, less current portion                                                     50,632          16,500

Deferred income taxes                                                                    16,910          15,580

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, no
     shares outstanding                                                                      --              --
   Common stock, $.01 par value per share; 100,000,000 shares authorized at December 31, 1999 and 1998; 48,066,000 and 47,849,000 shares issued and
     outstanding at December 31, 1999 and 1998, respectively                                481             478
   Additional paid-in capital                                                           161,465         159,936
   Retained earnings                                                                    124,435          78,599
   Due from key employees for stock purchase program                                     (5,236)         (5,236)
   Capital contribution receivable from shareholders                                     (2,618)         (2,618)
                                                                                     ----------      ----------
Total shareholders' equity                                                              278,527         231,159
                                                                                     ----------      ----------
Total liabilities and shareholders' equity                                           $  367,022      $  296,798
                                                                                     ==========      ==========



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                        Consolidated Statements of Income
                      (In thousands, except per share data)



                                                                           YEAR ENDED DECEMBER 31
                                                                    1999            1998            1997
                                                                 ----------      ----------      ----------

Net revenue                                                      $  226,290      $  171,298      $  117,326

Direct expenses:
   Employee costs                                                    61,224          46,878          33,429
   Orthodontic supplies                                              17,136          13,287           8,789
   Rent                                                              18,624          14,128          10,299
   Marketing and advertising                                         16,874          15,491           9,855
                                                                 ----------      ----------      ----------
Total direct expenses                                               113,858          89,784          62,372

General and administrative                                           23,270          18,104          13,356
Depreciation and amortization                                        12,238           9,124           5,640
                                                                 ----------      ----------      ----------
Operating profit                                                     76,924          54,286          35,958

Interest expense                                                     (2,599)           (337)           (234)
Interest income                                                         395             617           1,377
                                                                 ----------      ----------      ----------
Income before income taxes                                           74,720          54,566          37,101
Provision for income taxes                                           28,206          20,753          14,469
                                                                 ----------      ----------      ----------
Net income before cumulative effect of change in accounting
   principle                                                         46,514          33,813          22,632
Cumulative effect of change in accounting principle, net of
   income tax benefit of $410,000                                       678              --              --
                                                                 ----------      ----------      ----------
Net income                                                       $   45,836      $   33,813      $   22,632
                                                                 ==========      ==========      ==========

Net income per share:
   Basic before cumulative effect of a change in accounting
     principle                                                   $      .97      $      .71      $      .51
   Cumulative effect of a change in accounting principle         $     (.02)     $       --      $       --
                                                                 ----------      ----------      ----------
   Basic                                                         $      .95      $      .71      $      .51
                                                                 ==========      ==========      ==========
   Diluted before cumulative effect of a change in
     accounting principle                                        $      .96      $      .70      $      .50
   Cumulative effect of a change in accounting
     principle                                                   $     (.02)     $       --      $       --
                                                                 ----------      ----------      ----------
   Diluted                                                       $      .94      $      .70      $      .50
                                                                 ==========      ==========      ==========

Weighted average shares outstanding:
   Basic                                                             47,998          47,690          44,576
                                                                 ==========      ==========      ==========
   Diluted                                                           48,643          48,502          45,414
                                                                 ==========      ==========      ==========


See accompanying notes.

                      Orthodontic Centers of America, Inc.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                             DUE
                                                                                           FROM KEY        CAPITAL
                                                                                           EMPLOYEES    CONTRIBUTIONS
                                                                  ADDITIONAL               FOR STOCK      RECEIVABLE      TOTAL
                                                       COMMON       PAID-IN     RETAINED    PURCHASE         FROM      SHAREHOLDERS'
                                                       STOCK        CAPITAL     EARNINGS    PROGRAM      SHAREHOLDERS     EQUITY
                                                      --------    ----------    --------   ---------    -------------  -------------

Balance at January 1, 1997                            $    439     $ 92,294     $ 22,154    $     --      $     --      $114,887
   Public offering of common stock (2,600,000
     shares)                                                26       45,720           --      (5,236)       (2,618)       37,892
   Issuance of shares under stock option plans,
     including tax benefit of $848 (151,000
     shares)                                                 1        1,278           --          --            --         1,279
   Issuance of shares of common stock to obtain
     management agreements (779,000 shares)                  8       14,042           --          --            --        14,050
   Net income                                               --           --       22,632          --            --        22,632
                                                      --------     --------     --------    --------      --------      --------
Balance at December 31, 1997                               474      153,334       44,786      (5,236)       (2,618)      190,740
   Issuance of shares under stock option plans,
     including tax benefit of $1,151 (223,000
     shares)                                                 2        2,396           --          --            --         2,398
   Issuance of shares of common stock to obtain
     management agreements (253,000 shares)                  2        4,206           --          --            --         4,208
   Net income                                               --           --       33,813          --            --        33,813
                                                      --------     --------     --------    --------      --------      --------
Balance at December 31, 1998                               478      159,936       78,599      (5,236)       (2,618)      231,159
   Issuance of shares under stock option plans,
     including tax benefit of $506 (123,000 shares)          1          619           --          --            --           620
   Issuance of shares of common stock to obtain
     management agreements (80,000 shares)                   2          910           --          --            --           912
   Net income                                               --           --       45,836          --            --        45,836
                                                      --------     --------     --------    --------      --------      --------
Balance at December 31, 1999                          $    481     $161,465     $124,435    $ (5,236)     $ (2,618)     $278,527
                                                      ========     ========     ========    ========      ========      ========



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                      Consolidated Statements of Cash Flows
                        (In thousands, except share data)

                                                                                            YEARS ENDED DECEMBER 31
                                                                                       1999          1998          1997
                                                                                     --------      --------      --------
OPERATING ACTIVITIES
Net income                                                                           $ 45,836      $ 33,813      $ 22,632
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for bad debt expense                                                     2,079         2,295         1,851
     Depreciation and amortization                                                     12,238         9,124         5,640
     Deferred income taxes                                                              1,273        (2,767)       (2,225)
     Cumulative effect of change in accounting principle                                  678            --            --
     Changes in operating assets and liabilities:
       Patient receivables                                                             (6,860)       (7,848)       (7,659)
       Unbilled patient receivables and patient prepayments                           (20,631)      (14,885)      (12,724)
       Supplies inventory                                                              (2,305)       (2,663)       (1,429)
       Prepaid expenses and other                                                      (1,342)          228          (132)
       Amounts receivable from/payable to orthodontic entities                         (2,420)       (1,756)         (590)
       Accounts payable and other current liabilities                                  (5,199)        6,568         3,682
                                                                                     --------      --------      --------
Net cash provided by operating activities                                              23,347        22,109         9,046

INVESTING ACTIVITIES
Purchases of property, equipment and improvements                                     (22,520)      (17,638)      (14,952)
Purchase of available-for-sale investments                                                 --            --       (21,758)
Proceeds from sales or maturities of available-for-sale investments                       204        19,674        20,000
Intangible assets acquired                                                            (17,178)      (42,216)      (25,219)
Advances to orthodontic entities                                                       (3,951)       (4,906)       (2,838)
Payments from orthodontic entities                                                        370         1,927         2,094
                                                                                     --------      --------      --------
Net cash used in investing activities                                                 (43,075)      (43,159)      (42,673)

FINANCING ACTIVITIES
Repayment of notes payable to affiliated orthodontists                                 (6,742)       (7,864)       (6,658)
Proceeds from long-term debt                                                           30,577        20,055            --
Issuance of common stock                                                                  114           595        38,323
                                                                                     --------      --------      --------
Net cash provided by financing activities                                              23,949        12,786        31,665
                                                                                     --------      --------      --------
Change in cash and cash equivalents                                                     4,221        (8,264)       (1,962)
Cash and cash equivalents at beginning of year                                          1,601         9,865        11,827
                                                                                     --------      --------      --------
Cash and cash equivalents at end of year                                             $  5,822      $  1,601      $  9,865
                                                                                     ========      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                          $  2,499      $    337      $    234
                                                                                     ========      ========      ========
   Income taxes                                                                      $ 33,931      $ 19,287      $ 14,460
                                                                                     ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Long-term debt and common stock issued to obtain management agreements               $  4,512      $ 13,609      $ 27,704
                                                                                     ========      ========      ========

See accompanying notes.

                      Orthodontic Centers of America, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


1. DESCRIPTION OF BUSINESS

Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on an international basis. The Company managed 537, 469, and 360 orthodontic centers as of December 31, 1999, 1998, and 1997 respectively. As of December 31, 1999, the Company managed 506 centers located in 43 states in the United States and 31 centers in Puerto Rico, Japan, and Mexico.

The Company provides business operations, financial, marketing and administrative services to orthodontic practices. These services are provided under service, management and consulting agreements with the orthodontist and their wholly owned orthodontic entities (hereafter referred to as "Management Agreements"). These Management Agreements are for terms ranging from 20 to 40 years. The practicing orthodontists own the orthodontic entities.

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

                      Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All investments held at December 31, 1999 and 1998 are classified as available-for-sale because management does not have positive intent to hold until maturity. Available-for-sale investments are carried at amortized cost, which approximates fair value. At December 31, 1999, investments were included in current assets as management expects to use the proceeds from the sale of the investments in its current operations. At December 31, 1999, the Company's amortized cost of investments held consisted of $983,440 of government bonds. At December 31, 1998, the Company's amortized cost of investments held consisted of $1,187,000 of municipal bonds. The unrealized gains and losses on these investments at December 31, 1999 and 1998 were not significant. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and included in interest income. The cost of investments sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

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

Under the terms of the Management Agreements, the orthodontic entities assign their receivables (billed and unbilled) to the Company in payment of their management fees. The Company is responsible for collection. Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. There are no unbilled receivables which will not be billed. The Company is exposed to certain credit risks. The Company manages such risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for billed and unbilled patient receivables. Such deductions totaled $2,079,000, $2,295,000, and $1,851,000 for the years ended December 31,
1999, 1998, and 1997, respectively, and have been within management's expectations. At December 31, 1999, 1998 and 1997, there were approximately 268,000, 195,000 and 130,000, respectively, active patient contracts with balances outstanding. Patient prepayments represent collections from patients or their insurance companies which are received in advance of the performance of the related services.

SUPPLIES INVENTORY

Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.

                      Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 10 years. Leasehold improvements are amortized over the original lease terms which are generally 5 to 10 years. The related depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $6,519,000, $4,575,000 and $3,549,000, respectively.

INTANGIBLE ASSETS

Amortization expense for the years ended December 31, 1999, 1998, and 1997, was $5,719,000, $4,549,000, and $2,091,000, respectively. Accumulated amortization was $13,713,000 and $7,994,000 as of December 31, 1999 and 1998, respectively.
Intangible assets and the related accumulated amortization are written off when fully amortized.

Intangible assets include the costs of obtaining Management Agreements, which are amortized over the life of the agreements which is generally 20 to 40 years with most terms ranging from 20 to 25 years. Such Management Agreements represent the exclusive right to provide business operations, financial, marketing and administrative service to an orthodontic entity during the term of the Management Agreement. In the event the Management Agreement is terminated, the related orthodontic entity is generally required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value.

The recoverability of management is assessed periodically and takes into account whether the management should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of management, the recoverability from operating income is measured. Under this approach, the carrying value of agreement would be reduced if it is probable that management's best estimate of future operating income before agreement amortization will be less than the carrying amount of agreement over the remaining amortization period. The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). Under those rules, management associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.

INCOME TAXES

Income taxes for the Company, are determined by the liability method in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes."

                      Orthodontic Centers of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees."

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." The SOP was effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The effect of adopting SOP 98-5 resulted in the Company recording a charge on January 1, 1999 for the cumulative effect of an accounting change of $1,088,000 net of taxes of $410,000 to expense costs that had previously been capitalized.

3. TRANSACTIONS WITH ORTHODONTIC ENTITIES

The Company has entered into an agreement with a financial institution where (i) the financial institution finances operating losses and capital improvements for newly developed orthodontic centers directly to the orthodontic entity, subject to the financial institution's credit approval of the orthodontic entity, and
(ii) the Company remains a guarantor of the related debt. At December 31, 1999 and 1998, the Company was a guarantor for approximately $4,356,000 and $6,095,000, respectively, under this agreement. In certain cases, the Company funds these operating losses and capital improvements without the use of the agreement with its financial institution. Amounts advanced to an orthodontic entity by the Company to fund operating losses are required to be repaid to the Company over five years once the orthodontic entity generates operating profits.

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

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following (in thousands):

                                                                     DECEMBER 31
                                                                  1999         1998
                                                                --------     --------

         Leasehold improvements                                 $ 45,237     $ 32,728

         Furniture and fixtures                                   35,603       27,395
         Other equipment                                             110           53
         Centers in progress                                       2,666        1,036
                                                                --------     --------
                                                                  83,616       61,212
         Less accumulated depreciation and amortization           19,050       12,647
                                                                --------     --------
                                                                $ 64,566     $ 48,565
                                                                ========     ========

                      Orthodontic Centers of America, Inc.

5. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following (in thousands):

                                                                               DECEMBER 31
                                                                            1999         1998
                                                                          --------     --------

         Notes payable to affiliated orthodontists, interest rates
            from 8% to 10%, with maturity dates ranging from 2000
            to 2004, unsecured                                            $  8,161     $ 11,277

         Senior Credit Facility                                             50,632       16,500

         Line of credit                                                         --        3,555
                                                                          --------     --------
                                                                            58,793       31,332
         Less current portion                                                6,020        8,673
                                                                          --------     --------
                                                                          $ 52,773     $ 22,659
                                                                          ========     ========

The aggregate maturities of long-term debt as of December 31, 1999 for each of the next five years are as follows (in thousands): 2000--$6,020; 2001--$1,580; 2002--$429; 2003--$50,720; and 2004--$44.

The Company has a syndicated $100,000,000 Senior Revolving Credit Facility Agreement (the "Senior Credit Facility"). The Senior Credit Facility provides for an interest rate based on LIBOR, plus the Applicable Margin, as defined in the Senior Credit Facility. The interest rate outstanding as of December 31, 1999 ranged from 7.43% to 8.75% per annum, with a maturity date of October 2003. The Company may utilize the proceeds to refinance certain existing indebtedness, to finance certain acquisitions of assets of existing orthodontic centers, and for working capital. The amounts borrowed under the Senior Credit Facility are secured by security interests in all of the Company's assets, including its accounts receivable and equipment. The Company is required to maintain certain financial and nonfinancial covenants under the terms of the Senior Credit Facility, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. At December 31, 1999, the Company was in compliance with the covenants and restrictions of the Senior Credit Facility.

                      Orthodontic Centers of America, Inc.

5. LONG-TERM DEBT AND NOTES PAYABLE (CONTINUED)

At December 31, 1999, the Company also had a $5,000,000 line of credit with a financial institution. There was no outstanding balance on this line of credit as of December 31, 1999. The line of credit is available for general working capital needs, the development of new orthodontic centers and the acquisition of assets from existing orthodontic centers. The Company is required to maintain certain financial covenants under the terms of this line of credit. The line of credit agreement also restricts certain activities of the Company, including limiting the declaration of dividends to current earnings. At December 31, 1999, the Company was in compliance with the covenants and restrictions of the agreement.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

                                                                     YEARS ENDING DECEMBER 31
                                                                  1999         1998         1997
                                                                --------     --------     --------

         Numerator:
            Income before cumulative effect of accounting
              change for basic and diluted earnings per share   $ 46,514     $ 33,813     $ 22,632


         Cumulative effect of a change in accounting
            principle, net of income tax benefit
            of $410,000                                             (678)          --           --
                                                                --------     --------     --------

         Net income for basic and diluted earnings
            per share                                           $ 45,836     $ 33,813     $ 22,632
                                                                ========     ========     ========
         Denominator:
            Denominator for basic earnings per share            $ 47,998     $ 47,690     $ 44,576
            Effect of dilutive securities
              Employee stock options                                 645          812          838
                                                                --------     --------     --------
            Denominator for diluted earnings per share          $ 48,643     $ 48,502     $ 45,414
                                                                ========     ========     ========

                      Orthodontic Centers of America, Inc.

7. LEASES

Facilities for the orthodontic centers and administrative offices are rented under long-term leases accounted for as operating leases. The original lease terms are generally 5 to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future rental commitments as of December 31, 1999 are as follows (in thousands):

                       2000                 $     8,887
                       2001                       6,451
                       2002                       5,248
                       2003                       3,371
                       2004                       2,257
                       Thereafter                 5,290
                                            -----------
                                            $    31,504
                                            ===========

Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows (in thousands):

                                            YEARS ENDED DECEMBER 31
                                        1999          1998          1997
                                      --------      --------      --------

         Minimum rentals              $ 13,769      $ 10,446      $  7,704
         Additional rentals              5,014         3,783         2,682
         Sublease income                  (159)         (101)          (87)
                                      --------      --------      --------
                                      $ 18,624      $ 14,128      $ 10,299
                                      ========      ========      ========

                      Orthodontic Centers of America, Inc.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows (in thousands):

                                                           DECEMBER 31
                                                        1999         1998
                                                      --------     --------
         Deferred tax liabilities:
            Intangible assets                         $ 16,622     $ 14,959
            Property and equipment                         288          184
            Other                                           --          437
                                                      --------     --------
         Total deferred tax liabilities                 16,910       15,580

         Deferred tax assets:
            Patient receivables and prepayments          4,455        4,399
                                                      --------     --------
         Total deferred tax assets                       4,455        4,399
                                                      --------     --------
         Net deferred tax liabilities                 $ 12,455     $ 11,181
                                                      ========     ========

Components of the provision (benefit) for income taxes before the tax effect of the change in accounting were as follows (in thousands):

                                         YEARS ENDED DECEMBER 31
                                    1999          1998          1997
                                  --------      --------      --------

         Current                  $ 26,933      $ 23,520      $ 16,694
         Deferred                    1,273        (2,767)       (2,225)
                                  --------      --------      --------
         Total                    $ 28,206      $ 20,753      $ 14,469
                                  ========      ========      ========

The reconciliation of income tax computed at the federal statutory rates to the provision for income taxes before the tax effect of the change in accounting is (in thousands):

                                                            YEARS ENDED DECEMBER 31
                                                        1999         1998         1997
                                                      --------     --------     --------

         Tax at federal statutory rates               $ 25,237     $ 18,460     $ 12,985
         Other, primarily state income taxes             2,969        2,293        1,484
                                                      --------     --------     --------
         Total                                        $ 28,206     $ 20,753     $ 14,469
                                                      ========     ========     ========

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

                                                  1999               1998              1997
                                                  ----               ----              ----

   Risk-free interest rate                       6.25%              6.11%             6.75%
   Dividend yield
      Volatility factor                          .505               .490              .608
      Weighted average expected life
                                                 6.65 YEARS         7.43 years        8.01 years

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

                                                  1999           1998           1997
                                               ----------     ----------     ----------

         Pro forma net income                  $   44,431     $   33,111     $   22,249
         Pro forma earnings per share:
            Basic                              $      .93     $      .69     $      .50
            Diluted                            $      .91     $      .68     $      .49

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                      1999                          1998                           1997
                                            ------------------------       -----------------------        ------------------------
                                                            WEIGHTED                      WEIGHTED                        WEIGHTED
                                                            AVERAGE                       AVERAGE                         AVERAGE
                                                            EXERCISE                      EXERCISE                        EXERCISE
                                            OPTIONS          PRICE          OPTIONS        PRICE          OPTIONS          PRICE
                                            -------         --------       ---------      --------       ---------        --------

Outstanding-beginning of year               3,272,886        $10.72        3,130,072       $ 9.57         1,661,753        $ 3.65
Granted                                     1,254,018         14.26          373,943        16.36         1,609,713         15.44
Exercised                                    (122,775)         4.87         (181,729)        3.54          (130,753)         3.29
Forfeited                                     (70,544)        17.42          (49,400)        4.72           (10,641)         5.95
                                           ----------                     ----------                     ----------

Outstanding-end of year                     4,333,585         11.63        3,272,886        10.72         3,130,072          9.57
                                           ==========                     ==========                     ==========
Exercisable at end of year                  1,664,468         10.21          901,575         6.47           336,543          3.25
                                           ==========                     ==========                     ==========
Weighted average fair value of
   options granted during the year         $     9.26                     $    12.05                     $    10.56
                                           ==========                     ==========                     ==========

                      Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

Of the options outstanding at December 31, 1999, approximately 1,048,000 were issued on or about the date of the Company's initial public offering and have exercise prices which range from $2.75 to $3.25, a weighted average exercise price of $3.04, and a weighted average remaining contractual life of 5 years. The remaining options outstanding at December 31, 1999 have exercise prices which range from $2.75 to $21.62, a weighed average exercise price of $14.37, and a weighed average remaining contractual of 7.17 years.

KEY EMPLOYEE STOCK PURCHASE PLAN

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

                      Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

The Key Employee Purchase Plan includes a risk-sharing provision, whereby during their term of employment with the Company a participating employee will be responsible for 100% of any losses, but is entitled to only 50% of any gains (with the Company being entitled to the other 50% of such gains), occurring with respect to the sale by the employee of shares of common stock purchased under the Key Employee Purchase Plan and held for less than three years. In addition, with respect to the sale by the employee of shares purchased under the Key Employee Purchase Plan and held for more than three but less than five years, the employee will be entitled to 100% of any gains and the principal amount of the loan to the employee from the Company will be reduced by 50% of any losses during the term of the employee's employment with the Company.

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

In 1997, 295,000 shares of common stock were purchased under the Key Employee Purchase Plan. The 50% of the loan not financed by the Company was financed personally by major shareholders on terms comparable to the loan from the Company. This loan has been recorded as a capital contribution to the Company with the corresponding amount due from the key employees recorded as a deduction from shareholders' equity. The loan to be financed personally by shareholders was paid by the Company at the time of the offering and has not been repaid at December 31, 1999. Therefore, a capital contribution receivable from the Shareholders had been recorded at December 31, 1999 as a reduction from shareholders' equity. The total amount due from key employees in conjunction with the Key Employee Purchase Plan as of December 31, 1999 was $5,236,000. As the loans are repaid, a pro rata portion of the principal payment will be distributed to the shareholders who financed the loans.

                      Orthodontic Centers of America, Inc.

9. BENEFIT PLANS (CONTINUED)

DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee's contribution to the plan, up to a maximum of $600 per year. Plan expense totaled $59,000, $52,000, and $49,000 for years ended December 31, 1999, 1998, and 1997, respectively.

10. ACQUISITION OF MANAGEMENT CONTRACTS

The following table summarizes the Company's finalized agreements with orthodontic entities to obtain Management Agreements and to acquire other assets for the years ended December 31:

                                                                                                              COMMON STOCK
                  ORTHODONTIC       CENTERS         TOTAL            NOTES           REMAINDER       SHARE VALUE
                     ENTITY        (NET OF       ACQUISITION        PAYABLE         (PRIMARILY      (AT AVERAGE        SHARES
   DECEMBER 31    AFFILIATIONS   CONSOLIDATION)     COSTS           ISSUED             CASH)            COST)          ISSUED
   -----------    ------------   --------------  ------------     ------------     ------------     ------------      ---------

      1999             32               68       $ 21,700,000     $  3,600,000     $ 17,190,000     $    910,000         80,000
      1998             70              109         56,900,000        8,700,000       43,994,000        4,206,000        253,000
      1997             52               72         49,500,000       13,700,000       21,755,000       14,045,000        779,000

11. COMMITMENTS AND CONTINGENCIES

The field of orthodontics is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies is increasing.

Every state imposes licensing and other requirements on individual orthodontists, and orthodontic facilities and services. Management believes, based on its familiarity with the operations of the Orthodontic Centers and the activities of the Affiliated Orthodontists, that the Company's current and planned activities do not violate these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational

                      Orthodontic Centers of America, Inc.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company regularly monitors developments in laws and regulations relating to dentistry. The Company may be required to modify its agreements, operations and marketing from time to time in response to changes in the business and regulatory environment. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable laws, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not have a material adverse effect on operations or profitability.

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

                      Orthodontic Centers of America, Inc.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                        QUARTER ENDED
                                   -------------------------------------------------------
                                      MARCH          JUNE         SEPTEMBER      DECEMBER
                                      1999           1999           1999           1999
                                   ----------     ----------     ----------     ----------

     Net revenue                   $   49,048     $   55,401     $   59,770     $   62,071
     Operating profit                  16,666         18,923         20,094         21,241
     Net income                         9,479         11,523         12,095         12,738
     Net income per share:
        Basic                      $      .20            .24            .25            .26
        Diluted                           .19            .24            .25            .26

                                                        QUARTER ENDED
                                   -------------------------------------------------------
                                      MARCH          JUNE         SEPTEMBER      DECEMBER
                                      1998           1998           1998           1998
                                   ----------     ----------     ----------     ----------

     Net revenue                   $   37,693     $   41,527     $   44,697     $   47,381
     Operating profit                  12,058         13,243         13,922         15,063
     Net income                         7,543          8,266          8,701          9,303
     Net income per share:
        Basic                      $      .16     $      .17     $      .18     $      .20
        Diluted                           .16            .17            .18            .19

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  3.1      --     Bylaws of the Registrant(1)

  3.2      --     Restated Certificate of Incorporation of the Registrant(2)

  4.1      --     Specimen Stock Certificate(1)

 10.1      --     Form of Service Agreement (confidential treatment granted as to a portion of the agreement)(1)

 10.2      --     Form of Management Agreement (confidential treatment granted as to a portion of the agreement)(1)

 10.3      --     Form of Consulting Agreement(1)

 10.4      --     Employment Agreement, dated as of November 21, 1994, between the Registrant and Gasper Lazzara, Jr., D.D.S.(1)

 10.5      --     Employment Agreement, dated as of November 21, 1994, between the Registrant and Bartholomew F. Palmisano, Sr.(1)

 10.6      --     Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan
                  (1)

 10.7      --     Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock
                  Option Plan for Non-Employee Directors (1)

 10.8      --     First Union National Bank Defined Contribution Master Plan and
                  Trust Agreement, and Adoption Agreement relating thereto,
                  between the Registrant and First Union National Bank (1)

 10.9      --     Orthodontic Centers of America, Inc. 1995 Restricted Stock
                  Option Plan (3)

 10.10     --     Orthodontic Centers of America, Inc. 1996 Employee Stock
                  Purchase Plan (4)

 10.11     --     Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                  Purchase Plan Participation Agreement, dated as of November 5,
                  1997, between the Registrant and Michael C. Johnsen (5)

 10.12     --     Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                  Purchase Plan Participation Agreement, dated as of November 5,
                  1997, between the Registrant and Bartholomew F. Palmisano, Jr.
                  (6)

 10.13     --     Revolving Credit and Security Agreement, dated as of October
                  8, 1998, among the Registrant and certain subsidiaries of the
                  Registrant, as Borrowers, the Lenders named therein, First
                  Union National Bank, as Agent, Bank of America, FSB, as
                  Documentation Agent, and Citibank, N.A., as Syndication Agent
                  (6)

 21.1      --     List of subsidiaries of the Registrant (filed herewith)

 23.1      --     Consent of Ernst & Young LLP (filed herewith)

 27.1      --     Financial Data Schedule (filed herewith)

--------------------

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

(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                                    EXHIBIT 21.1
                         SUBSIDIARIES OF THE REGISTRANT



                Name                                                             State of Incorporation
                ----                                                             ----------------------

Orthodontic Centers of Alabama, Inc.                                                      Delaware

Orthodontic Centers of Arkansas, Inc.                                                     Delaware

Orthodontic Centers of Arizona, Inc.                                                      Delaware

Orthodontic Centers of California, Inc.                                                   Delaware

Orthodontic Centers of Colorado, Inc.                                                     Delaware

Orthodontic Centers of Connecticut, Inc.                                                  Delaware

Orthodontic Centers of Florida, Inc.                                                      Delaware

Orthodontic Centers of Georgia, Inc.                                                      Delaware

Orthodontic Centers of Hawaii, Inc.                                                       Delaware

Orthodontic Centers of Idaho, Inc.                                                        Delaware

Orthodontic Centers of Illinois, Inc.                                                     Delaware

Orthodontic Centers of Indiana, Inc.                                                      Delaware

Orthodontic Centers of Kansas, Inc.                                                       Delaware

Orthodontic Centers of Kentucky, Inc.                                                     Delaware

Orthodontic Centers of Louisiana, Inc.                                                    Delaware

Orthodontic Centers of Maine, Inc.                                                        Delaware

Orthodontic Centers of Maryland, Inc.                                                     Delaware

Orthodontic Centers of Massachusetts, Inc.                                                Delaware

Orthodontic Centers of Michigan, Inc.                                                     Delaware

Orthodontic Centers of Minnesota, Inc.                                                    Delaware

Orthodontic Centers of Mississippi, Inc.                                                  Delaware


Orthodontic Centers of Missouri, Inc.                                                     Delaware

Orthodontic Centers of Nevada, Inc.                                                       Nevada

Orthodontic Centers of New Hampshire, Inc.                                                Delaware

Orthodontic Centers of New Jersey, Inc.                                                   Delaware

Orthodontic Centers of New Mexico, Inc.                                                   Delaware

Orthodontic Centers of New York, Inc.                                                     Delaware

Orthodontic Centers of North Carolina, Inc.                                               Delaware

Orthodontic Centers of North Dakota, Inc.                                                 Delaware

Orthodontic Centers of Ohio, Inc.                                                         Delaware

Orthodontic Centers of Oklahoma, Inc.                                                     Delaware

Orthodontic Centers of Oregon, Inc.                                                       Delaware

Orthodontic Centers of Pennsylvania, Inc.                                                 Delaware

Orthodontic Centers of Puerto Rico, Inc.                                                  Delaware

Orthodontic Centers of Rhode Island, Inc.                                                 Delaware

Orthodontic Centers of South Carolina Inc.                                                Delaware

Orthodontic Centers of Tennessee, Inc.                                                    Delaware

Orthodontic Centers of Texas, Inc.                                                        Delaware

Orthodontic Centers of Utah, Inc.                                                         Delaware

Orthodontic Centers of Virginia, Inc.                                                     Delaware

Orthodontic Centers of Washington, Inc.                                                   Delaware

Orthodontic Centers of Washington D.C., Inc.                                              Delaware

Orthodontic Centers of West Virginia, Inc.                                                Delaware

Orthodontic Centers of Wisconsin, Inc.                                                    Delaware

Orthodontic Centers of Wyoming, Inc.                                                      Delaware

                                                                    EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-02792, Form S-4 No. 333-05977 and Form S-4 No. 333-42655) of
Orthodontic Centers of America, Inc. and in the related Prospectuses of our report dated March 27, 2000, with respect to the consolidated financial statements of Orthodontic Centers of America, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1999.



                                                    /s/ Ernst & Young LLP


New Orleans, Louisiana
March 27, 2000

                   [WALLER LANSDEN DORTCH & DAVIS LETTERHEAD]



                                 March 30, 2000

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street N.W.
Judiciary Plaza
Washington, D.C.  20549
Attention: Filing Desk

                     Re:   Orthodontic Centers of America, Inc.
                           File No. 0-25256

Ladies and Gentlemen:

         Enclosed for filing on behalf of Orthodontic Centers of America, Inc. (the "Registrant") under the Securities Exchange Act of 1934 is a complete, conformed copy, with exhibits, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         Please be advised that the financial statements included in such Annual Report on Form 10-K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices, except that the Registrant adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Cost of Start-Up Activities.

         Please contact the undersigned at (615) 780-2852 if the staff has any questions regarding this filing.

                                             Very truly yours,


                                             /s/ Donald R. Moody
Enclosures

cc:      The New York Stock Exchange, Inc.
         J. Chase Cole, Esq.