Form 10-Q
period 2000-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2000-05-15
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 XXX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ___________.

                          Commission File No.: 0-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              72-1278948
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          identification number)

5000 Sawgrass Village, Suite 25
   Ponte Vedra Beach, Florida                                      32082
---------------------------------                        -----------------------
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

At May 8, 2000, there were 48,384,636 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS



                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets -
                           March 31, 2000 and December 31, 1999...................................................4

                           Condensed Consolidated Statements of Income -
                           Three months ended March 31, 2000
                           and 1999 ..............................................................................5

                           Condensed Consolidated Statements of Cash Flow -
                           Three months ended March 31, 2000 and 1999.............................................6

                           Notes to Condensed Consolidated Financial
                           Statements - March 31, 2000............................................................7

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..........................................9

         Item 3.  Quantitative and Qualitative Disclosures about
                           Market Risk...........................................................................14

Part II.  Other Information

         Item 5.  Other Information..............................................................................15
         Item 6.  Exhibits and Reports on Form 8-K...............................................................15



                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, liquidity, capital resources and acquisition of service agreements. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, the availability of suitable new markets and suitable locations within such markets, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, failure to obtain required consents and approvals for the pending transaction with Apple Orthodontix, Inc. and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                        March 31         December 31
                                                          2000             1999 (1)
                                                        ---------       ------------
                                                        (Unaudited)
                                                               (in thousands)
ASSETS:
Current assets:
  Cash and cash equivalents                             $  17,107       $      5,822
  Investments                                                  --                983
  Patient receivables, net                                 28,265             25,976
  Unbilled patient receivables, net                        72,548             65,793
  Deferred income tax asset                                 4,455              4,455
  Amounts receivable from
    orthodontic entities                                    8,292              7,944
  Supplies inventory                                        8,210              8,195
  Prepaid expenses  and other assets                        4,924              1,920
                                                        ---------       ------------
Total current assets                                      143,801            121,088
Property, equipment & improvements, net                    63,455             64,566
Amounts receivable from orthodontic
  entities, less current portion                           14,686             12,586
Intangible assets                                         169,328            167,348
Other assets                                                1,579              1,434
                                                        ---------       ------------
Total assets                                            $ 392,849       $    367,022
                                                        =========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other current
    liabilities                                         $  23,089       $     12,792
  Current portion of long-term debt                         4,911              6,020
                                                        ---------       ------------
Total current liabilities                                  28,000             18,812
Deferred income taxes                                      16,910             16,910
Long-term debt, less current portion                       53,615             52,773

Stockholders' Equity:
  Preferred stock                                              --                 --
  Common stock, $.01 par value per share,
    100,000,000 shares authorized, 48,290,000
       shares outstanding at March 31, 2000 and
       48,066,000 shares outstanding
       at December 31, 1999                                   483                481
  Additional paid-in capital                              163,246            161,465
  Due from key employees                                   (5,236)            (5,236)
  Capital contribution received
     from shareholders                                     (2,618)            (2,618)
  Retained earnings                                       138,449            124,435
                                                        ---------       ------------
Total stockholders' equity                                294,324            278,527
                                                        ---------       ------------
Total liabilities and
  stockholders' equity                                  $ 392,849       $    367,022
                                                        =========       ============

(1) The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)


                                                  Three Months Ended
                                                        March 31
                                                 --------------------
                                                   2000        1999
                                                 --------    --------
                                                (in thousands, except
                                                   per share data)
Net revenue                                      $ 65,765    $ 49,048

Direct expenses:
  Employee costs                                   17,556      13,306
  Orthodontic supplies                              4,711       3,734
  Rent                                              5,250       4,027
  Marketing and advertising                         4,865       3,599
                                                 --------    --------
                                                   32,382      24,666

General and administrative                          6,858       5,011
Depreciation and amortization                       3,328       2,705
                                                 --------    --------
Operating profit                                   23,197      16,666

Interest expense                                     (788)       (441)
Interest income                                       119          91
                                                 --------    --------
Income before income taxes                         22,528      16,316

Provision for income taxes                          8,504       6,159
                                                 --------    --------
Income before cumulative effect of
  change in accounting principle                   14,024      10,157

Cumulative effect of a change in
  accounting principle, net of
  income tax benefit of $410                           --        (678)
                                                 --------    --------

Net income                                       $ 14,024    $  9,479
                                                 ========    ========

Net income per share:
   Basic                                         $   0.29    $   0.20
                                                 ========    ========

   Diluted before cumulative
      effect of change in
         accounting principle                    $   0.29    $   0.21

   Cumulative effect of change in
      accounting principle                       $     --    $   0.02
                                                 --------    --------

   Diluted                                       $   0.29    $   0.19
                                                 ========    ========


Average shares outstanding:
   Basic                                           48,290      47,909
                                                 ========    ========

   Diluted                                         49,071      48,698
                                                 ========    ========

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Three months ended
                                                                     March 31
                                                             ------------------------
                                                                2000          1999
                                                             ----------    ----------
                                                                  (in thousands)
Operating activities:
   Net income                                                $   14,024    $    9,479
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Provision for bad debt expense                             557           573
         Depreciation and amortization                            3,328         2,705
         Deferred income taxes                                       --            --
         Cumulative effect of change in accounting
            principle                                                --         1,088
         Changes in operating assets and liabilities
           Patient receivables                                   (2,490)       (2,011)
           Unbilled patient receivables and
                  patient prepayments                            (7,111)       (4,703)
           Supplies inventory, prepaid expenses
              and other                                          (3,166)       (1,526)
           Amounts receivable from/payable to
              orthodontic entities                                  167          (151)
           Accounts payable and other current
           liabilities                                            9,783           281
                                                             ----------    ----------
Net cash provided by operating activities                        15,092         5,735

Investing activities:
  Purchase of property, equipment
    and improvements                                               (747)       (4,593)
  Net proceeds from
    available-for-sale investments                                  983         1,187
  Advances to orthodontic entities                               (2,668)       (1,335)
  Payments from orthodontic entities                                568           411
  Intangible assets acquired                                     (2,741)       (2,512)
                                                             ----------    ----------
Net cash used in investing activities                            (4,605)       (6,842)

Financing activities:
  Issuance of common stock                                        1,612           499
  Proceeds from long-term debt                                       --         2,500
  Repayment of long-term debt                                      (814)       (1,306)
                                                             ----------    ----------
Net cash provided by
     (used in) financing activities                                 798         1,693
                                                             ----------    ----------


Change in cash
  and cash equivalents                                           11,285           586
Cash & cash equivalents at
  beginning of period                                             5,822         1,601
                                                             ----------    ----------
Cash & cash equivalents at
  end of period                                              $   17,107    $    2,187
                                                             ==========    ==========


Supplemental cash flow information:
  Interest paid                                              $      788    $      441
                                                             ==========    ==========

  Income taxes paid                                          $      308    $    5,700
                                                             ==========    ==========


Supplemental disclosures of
non-cash investing and financing
activities:

    Long term debt and common stock
    issued (net of returns) in acquisition of
    intangible and other assets                              $      717    $      410
                                                             ==========    ==========

    See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers on an international basis. The Company managed 545 orthodontic centers located throughout the United States and in Japan, Mexico and Puerto Rico as of March 31, 2000.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

         The Company provides business operations, financial, marketing and administrative services to the orthodontic entities. These services are provided under service, management or consulting agreements with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "management agreements"). These management agreements are generally for a term of 20-40 years, with most being 20-25 years. The practicing orthodontists own the orthodontic entities.


2.       REVENUE RECOGNITION


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

4.       CHANGE IN ACCOUNTING PRINCIPLE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

         In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires companies to expense start-up costs, including organizational costs, as incurred. Upon adoption of SOP 98-5, a company is required to record any previously capitalized start-up or organizational costs as a cumulative expense. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. On January 1, 1999, the Company recorded a change of $678,000 (net of income tax benefit of $410) in accordance with SOP 98-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 545 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan, Mexico and Puerto Rico at March 31, 2000.

         The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                           Three months ended
                                          Year ended December 31,                               March 31,
                                    1994    1995     1996     1997    1998  1999                  2000
                                    ----    ----     ----     ----    ----  ----           ------------------
Number of centers at
  beginning of period                 55      75      145      247     360   469                   537
Number of centers
  developed during period             22      44       53       58      54    36                     4
Number of centers
  acquired during period               1      29       68       78      66    32                     6
Number of centers
  consolidated during period         (3)      (3)     (19)     (23)    (11)   --                    (2)
                                    ----    ----     ----     ----    ----  ----                 -----
Number of centers
  at end of period                    75     145      247      360     469   537                   545
                                    ====    ====     ====     ====    ====  ====                 =====


         Of the 545 Orthodontic Centers at March 31, 2000, 292 were developed by the Company, 322 were existing orthodontic practices the assets of which were acquired by the Company and 69 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and affiliating with, existing orthodontic practices.

         Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At March 31, 2000, 194 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

         The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $700,000 for the three months ended March 31, 2000. In addition, a $25,000 annual fee is earned by the Company for 42 Orthodontic Centers.

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

         Patient contracts are for terms averaging 26 months and are payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase from $98 per month to $109 per month, with an increase in the final payment from $398 to $436. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase from $109 per month to $119 per month, with an increase in the final payment from $436 to $476.

RESULTS OF OPERATIONS

         The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.

                                      Three months ended
                                           March 31,
                                      2000          1999
                                     ------        ------
Net revenue                           100.0%        100.0%
                                     ------        ------
Direct expenses
  Employee cost                        26.7          27.1
  Orthodontic supplies                  7.2           7.6
  Rent                                  8.0           8.2
  Marketing and advertising             7.4           7.4
                                     ------        ------
        Total direct expenses          49.3          50.3
General and administrative             10.4          10.2
Depreciation and amortization           5.1           5.5
                                     ------        ------
Operating profit                       35.2          34.0
Interest (income) expense               1.0           0.7
                                     ------        ------
  Income before income taxes           34.2          33.3
Provision for income taxes             12.9          12.6
                                     ------        ------
Net income                             21.3%         20.7%
                                     ======        ======



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET REVENUE. Net revenue increased $16.8 million, or 34.1%, to $65.8 million for the three months ended March 31, 2000 from $49.0 million for the three months ended March 31, 1999. Approximately $6.1 million of this increase was attributable to the 87 (net of consolidations) Orthodontic Centers opened since January 1, 1999 and approximately $10.7 million was attributable to the growth in net revenue of the 458 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 286,000 at March 31, 2000 from approximately 214,000 at March 31, 1999.

EMPLOYEE COSTS. Employee costs increased $4.3 million, or 31.9%, to $17.6 million for the three months ended March 31, 2000 from $13.3 million for the three months ended March 31, 1999. As a percentage of net revenue, however, employee costs decreased to 26.7% for the three months ended March 31, 2000 from 27.1% for the three months ended March 31, 1999. The percentage decrease primarily reflects capacity efficiencies achieved through general changes to patient treatment schedules by the Affiliated Orthodontists.


ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.0 million, or 26.2%, to $4.7 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.2% for the three months ended March 31, 2000 from 7.6% for the three months ended March 31, 1999, due to cost improvements attained through bulk purchasing.

RENT. Rent expense increased $1.3 million, or 30.4%, to $5.3 million for the three months ended March 31, 2000 from $4.0 million for the three months ended March 31, 1999. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after March 31, 1999. As a percentage of net revenue, however, rent expense decreased to 8.0% for the three months ended March 31, 2000 from 8.2% for the three months ended March 31, 1999. The decrease in the percentage was attributable to a decrease in average rent per Orthodontic Center compared to the average net revenue per Orthodontic Center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.3 million, or 35.2%, to $4.9 million for the three months ended March 31, 2000 from $3.6 million for the three months ended March 31, 1999. The increase in this expense resulted primarily from the addition of Orthodontic Centers after March 31, 1999. As a percentage of net revenue, marketing and advertising expense remained constant at 7.4% for the three months ended March 31, 2000 and 7.4% for the three months ended March 31, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.9 million, or 36.9%, to $6.9 million for the three months ended March 31, 2000 from $5.0 million for the three months ended March 31, 1999. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after March 31, 1999. As a percentage of net revenue, general and administrative expense increased to 10.4% for the three months ended March 31, 2000 from 10.2% for the three months ended March 31, 1999. General and administrative expense increased as a percentage of net revenue primarily as the result of costs incurred for the Company's annual meeting of Affiliated Orthodontists in 2000. The 1999 annual meeting of Affiliated Orthodontists was not held in the first quarter of 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $600,000, or 23.0%, to $3.3 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after March 31, 1999. As a percentage of net revenue, however, depreciation and amortization expense decreased to 5.1% for the three months ended March 31, 2000 from 5.5% for the three months ended March 31, 1999.

OPERATING PROFIT. Operating profit increased $6.5 million, or 39.2%, to $23.2 million for the three months ended March 31, 2000 from $16.7 million for the three months ended March 31, 1999. As a percentage of net revenue, operating profit increased to 35.2% for the three months ended March 31, 2000 from 34.0% for the three months ended March 31, 1999 as a result of the factors discussed above.

INTEREST. Net interest expense increased $300,000, or 91.0%, to $700,000 for the three months ended March 31, 2000 from $400,000 for the three months ended March 31, 1999. As a percentage of net revenue, net interest expense increased to 1.0% for the three months ended March 31, 2000 from 0.7% for the three months ended March 31, 1999. The increase in this expense is the result of an increase since March 31, 1999 in the average balance of borrowings under the Company's $100 million revolving line of credit.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.3 million, or 38.1%, to $8.5 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999. The Company's effective income tax rate was 37.8% for the three months ended March 31, 2000 and for the three months ended March 31, 1999.

The amount of income taxes paid decreased from $5.7 million in the three months ended March 31, 1999 compared to $308,000 in the three months ended March 31, 2000 because of a change in the timing of estimated tax payments which resulted from a change in the Company's tax year end from September 30 to December 31. However, during the three months ending June 30, 2000, the Company will be required to make two estimated tax payments, compared to one payment made in the comparable prior period.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to AICPA's adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded a cumulative effect of a change in accounting principle of

$678,000 (net of an income tax benefit of $410,000) in the three months ended March 31, 1999.

NET INCOME. Net income increased $4.5 million, or 48.0%, to $14.0 million for the three months ended March 31, 2000 from $9.5 million for the three months ended March 31, 1999. As a percentage of net revenue, net income increased to 21.3% for the three months ended March 31, 2000 from 20.7% for the three months ended March 31, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $15.1 million for the three month period ended March 31, 2000 as compared to $5.7 million in the comparable period of 1999. The increase was partially due to the timing of the Company's federal income tax payments. In 1998 the company changed its tax year end from September 30 to December 31. As a result, there was no federal tax payment required in the first quarter of 2000, but there was a payment in the first quarter of 1999. There will be two payments in the second quarter of 2000. The $14.0 million in net income for the three month period ended March 31, 2000 was partially offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at March 31, 2000 increased $9.2 million over December 31, 1999 levels as a result of an increase in the number of patients treated and the fees for treatment in the Orthodontic Centers. The following table presents certain information with respect to Orthodontic Centers open less than 26 months and those open greater than 26 months as of the date indicated:

                                                           Three months ended
                                                                 March 31,
                                                            2000        1999
                                                          --------    --------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated more than 26 months

  Patient receivables                                     $   (720)   $   (220)
  Unbilled patient receivables and
     patient prepayments                                    (2,926)       (848)
                                                          --------    --------
                                                            (3,646)     (1,068)

Orthodontic Centers affiliated less than 26 months
   Patient receivables                                      (1,749)     (1,453)
   Unbilled patient receivables and
      patient prepayments                                   (3,829)     (3,619)
                                                          --------    --------
                                                            (5,578)     (5,072)
                                                          --------    --------

Total increase in patient receivables                     $ (9,224)   $ (6,140)
                                                          ========    ========

         The Company expects that available cash, cash equivalents, available for sale investments, cash flow from operations and existing short-term lines of credit will be sufficient to meet the Company's normal operating requirements, including the cost of entering into service and consulting agreements and related assets, during the remainder of 2000. The Company has a $100 million revolving line of credit for expansion and general working capital needs. During the twelve month period ended March 31, 2000, the Company expended $70.9 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash and cash equivalents were reduced by only $2.1 million as summarized below. The remainder of the cash expenditures were financed from the Company's cash flow from operations and revolving line of credit.

                                                                  Three months ended
                                                                      March 31,
                                                                   2000        1999
                                                                 --------    --------
Cash, cash equivalents and available for sale
investments at January 1                                         $  5,822    $  1,601

(Decrease)/increase in cash, cash equivalents and available
for sale investments, three months ended March 31                  11,285         586
                                                                 --------    --------

Cash and cash equivalents                                        $ 17,107    $  2,187
                                                                 ========    ========




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         During the three months ended March 31, 2000 there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On April 7, 2000, the Company entered into a definitive asset purchase agreement with Apple Orthodontix, Inc. ("Apple"), whereby the Company would acquire up to 47 of Apple's service agreements and related practice assets in exchange for cash. Apple provides practice management services to orthodontic practices in the United States and Canada and filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on January 27, 2000. The Company has proposed to issue shares of the Company's common stock to Apple-affiliated orthodontists who consent to the Company's acquisition of their service agreements. The transaction, which management expects will close in June 2000, is subject to among other things, approval by the U.S. Bankruptcy Court for the Southern District of Texas and consent by the orthodontists whose service agreements are to be acquired.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

     Exhibit number                     Description
     --------------                     -----------
          3.1                           Bylaws of the Registrant (incorporated
                                        by reference to exhibits filed with the
                                        Registrant's Registration Statement on
                                        Form S-1, Registration Statement No.
                                        33-85326)

          3.2 Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on
                                        Form S-1, Registration Statement No.
                                        33-85326)

          4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on
                                        Form S-1, Registration Statement No.
                                        33-85326)


          27                            Financial Data Schedule

         (b) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K for the three months ended March 31, 2000.

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

                              Orthodontic Centers of America, Inc.
                              ------------------------------------
                                          (Registrant)




Date:  May 12, 2000             /s/ Bartholomew F. Palmisano, Sr.
                                ----------------------------------
                                Bartholomew F. Palmisano, Sr.
                                Co-Chief Executive Officer, President, Treasurer

                                /s/ Bartholomew F. Palmisano, Jr.
                                ----------------------------------
                                Bartholomew F. Palmisano, Jr.
                                Chief Financial Officer, Secretary

                                 EXHIBIT INDEX

     Exhibit number                     Description
     --------------                     -----------
          3.1                           Bylaws of the Registrant (incorporated
                                        by reference to exhibits filed with the
                                        Registrant's Registration Statement on
                                        Form S-1, Registration Statement No.
                                        33-85326)

          3.2 Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on
                                        Form S-1, Registration Statement No.
                                        33-85326)

          4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on
                                        Form S-1, Registration Statement No.
                                        33-85326)

          27                            Financial Data Schedule