Form 10-K/A
period 1999-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2000-06-29
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________.

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

     (cover page continued on next page)

(cover page continued)



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 2000 are incorporated by reference into Part III of this Report.

                                EXPLANATORY NOTE

         This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 to include financial statements required by Form 11-K for the Registrant's 401(k) Profit Sharing Plan, in accordance with Rule 15(d)-21 under the Securities Exchange Act of 1934, as amended, and to reflect certain changes to Item 14 of Part IV.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

         (1)      FINANCIAL STATEMENTS:

         The following consolidated financial statements of the Company were previously included in Appendix A to the Company's Annual Report on Form 10-K for the year ended December 31, 1999:


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

                  Consolidated Statements of Income - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................A-4

                  Consolidated Statements of Equity - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................A-5

                  Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................A-6

                  Notes to Consolidated Financial Statements -
                  December 31, 1999.............................................................................A-7

         The following financial statements of the Company's 401(k) Profit
         Sharing Plan are included in Appendix B to this Amendment on Form
         10-K/A-1:

                  Report of Independent Auditors................................................................B-1

                  Statement of Net Assets Available for Benefits
                  December 31, 1999 and 1998....................................................................B-2

                  Statements of Changes in Net Assets Available for Benefits - Years Ended
                  December 31, 1999, 1998 and 1997..............................................................B-3

                  Notes to Financial Statements
                  December 31, 1999.............................................................................B-4

                  Supplemental Schedule

                  Schedule G, Part III--Nonexempt Transactions..................................................B-9

                  Schedule H, Line  4(i)--Schedule  of Assets Held for  Investment  Purposes at End of
                  Year.........................................................................................B-10

         (2)      FINANCIAL STATEMENT SCHEDULE:

         All schedules are omitted, because they are not applicable or not required, or because the required information is included in the Company's consolidated financial statements or notes thereto.

         (3)      EXHIBITS:

   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBITS

     3.1      --    Bylaws of the Registrant (1)

     3.2      --    Restated Certificate of Incorporation of the Registrant (2)

     4.1      --    Specimen Stock Certificate (1)

    10.1      --    Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)

    10.2      --    Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)

    10.3      --    Form of Consulting Agreement (1)

    10.4      --    Employment Agreement, dated as of November 21, 1994, between the Registrant and Gasper Lazzara, Jr., D.D.S. (1)

    10.5      --    Employment Agreement, dated as of November 21, 1994, between the Registrant and Bartholomew F. Palmisano, Sr. (1)

    10.6      --    Orthodontic Centers of America, Inc. 1994 Incentive Stock
                    Plan (1)

    10.7      --    Orthodontic Centers of America, Inc. 1994 Non-Qualified
                    Stock Option Plan for Non-Employee Directors (1)

    10.8      --    First Union National Bank Defined Contribution Master Plan
                    and Trust Agreement, and Adoption Agreement relating thereto, between the Registrant and First Union National
                    Bank (1)

    10.9      --    Orthodontic Centers of America, Inc. 1995 Restricted Stock
                    Option Plan (3)

    10.10     --    Orthodontic Centers of America, Inc. 1996 Employee Stock
                    Purchase Plan (4)

    10.11     --    Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                    Purchase Plan Participation Agreement, dated as of November
                    5, 1997, between the Registrant and Michael C. Johnsen (5)

    10.12     --    Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                    Purchase Plan Participation Agreement, dated as of November
                    5, 1997, between the Registrant and Bartholomew F.
                    Palmisano, Jr. (6)

    10.13     --    Revolving Credit and Security Agreement, dated as of October
                    8, 1998, among the Registrant and certain subsidiaries of the Registrant, as Borrowers, the Lenders named therein, First Union National Bank, as Agent, Bank of America, FSB, as Documentation Agent, and Citibank, N.A., as Syndication
                    Agent (6)

    21.1      --    List of subsidiaries of the Registrant *

    23.1      --    Consent of Ernst &Young LLP *

    23.2      --    Consent of Ernst & Young LLP (filed herewith)

    27.1      --    Financial Data Schedule *

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

* Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.


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


                                   ORTHODONTIC CENTERS OF AMERICA, INC.


DATE:  June 29, 2000               By:  /s/ Bartholomew P. Palmisano, Jr.
                                       ----------------------------------------
                                       Bartholomew F. Palmisano, Jr.
                                       Chief Financial Officer

                            Financial Statements and
                             Supplemental Schedules

                      Orthodontic Centers of America, Inc.
                           401(k) Profit Sharing Plan

                     Years ended December 31, 1999 and 1998
                       with Report of Independent Auditors

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

                            Financial Statements and
                             Supplemental Schedules


                     Years ended December 31, 1999 and 1998





                                    CONTENTS

Report of Independent Auditors...............................................B-1

Audited Financial Statements

Statements of Net Assets Available for Benefits..............................B-2
Statements of Changes in Net Assets Available for Benefits...................B-3
Notes to Financial Statements ...............................................B-4


Supplemental Schedules

Schedule G, Part III--Nonexempt Transactions.................................B-9
Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
    at End of Year..........................................................B-10

                         Report of Independent Auditors


The Plan Administrator
Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan


We have audited the accompanying statements of net assets available for benefits of Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1999 and nonexempt transactions for the year then ended are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                             /s/ ERNST & YOUNG LLP
New Orleans, Louisiana
June 16, 2000

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

                 Statements of Net Assets Available for Benefits



                                          DECEMBER 31
                                       1999         1998
                                    ----------   ----------
ASSETS
Investments, at fair value:
   Common collective trust funds    $2,986,271   $1,680,949
   Mutual fund                       1,092,481      753,393
   Employer security                    76,081       71,532
                                    ----------   ----------
Total investments                    4,154,833    2,505,874

Contributions receivable:
   Participants                         22,754       32,906
   Employer                              2,305        5,064
                                    ----------   ----------
Total contributions receivable          25,059       37,970
                                    ----------   ----------
Net assets available for benefits   $4,179,892   $2,543,844
                                    ==========   ==========



See accompanying notes.

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

           Statements of Changes in Net Assets Available for Benefits



                                                                         YEAR ENDED   DECEMBER 31
                                                                            1999         1998
                                                                        ------------  ------------
ADDITIONS
Investment income:
   Net appreciation in fair value of common collective trust
     funds                                                              $   322,818    $   235,773
   Net appreciation in fair value of mutual fund                            131,039         67,288
   Net appreciation (depreciation) in fair value of employer security
                                                                            (30,299)         8,739
                                                                        -----------    -----------
                                                                            423,558        311,800
Contributions:
   Participants                                                           1,084,466        765,979
   Employer                                                                 256,397        188,985
                                                                        -----------    -----------
                                                                          1,340,863        954,964
Rollovers from other plans                                                   55,773        101,990
                                                                        -----------    -----------
Total additions                                                           1,820,194      1,368,754

DEDUCTIONS
Benefit payments                                                            184,146        184,187
                                                                        -----------    -----------
Net increase                                                              1,636,048      1,184,567

Net assets available for benefits:

   Beginning of year                                                      2,543,844      1,359,277
                                                                        -----------    -----------
   End of year                                                          $ 4,179,892    $ 2,543,844
                                                                        ===========    ===========



See accompanying notes.

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

                          Notes to Financial Statements

                                December 31, 1999


1. DESCRIPTION OF THE PLAN

The following description of the Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan (the Plan) provides only general information. Participants should refer to the Orthodontic Centers of America, Inc. plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a defined contribution plan covering employees of Orthodontic Centers of America, Inc. (the Company) who have attained the age of 21 and one year of service. Orthodontists and leased employees are not eligible to participate in the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

CONTRIBUTIONS

Each year, participants may contribute up to 15% of their total compensation. Matching contributions by the Company are discretionary. The matching contribution for 1999 and 1998 was 40% of each participant's contribution, limited to $600. In addition to matching contributions, the Company may make additional discretionary contributions, although it made no such contributions in 1999 or 1998.

INVESTMENT OPTIONS

Upon enrollment in the Plan, a participant may direct employer and employee contributions in any of four investment options: (1) Stable Group Trust Portfolio, (2) Enhanced Stock Market Fund, (3) Evergreen Select Balanced Fund, and (4) Orthodontic Centers of America, Inc. Company Stock Fund (employer security).

VESTING

Participants vest immediately in their contributions. Participants vest in the Company's contributions after five years of service.

        Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

1. DESCRIPTION OF THE PLAN (CONTINUED)

BENEFIT PAYMENTS

Upon retirement, termination of employment with the Company, or death, participants or their beneficiaries receive the total balance of their accounts in the form of a lump-sum payment. A participant may withdraw all or a portion of his account in the event of financial hardship, as defined in the Plan.

PRIORITIES UPON TERMINATION

Although the Company has not expressed any intent to do so, the Company may discontinue its contribution or the Plan may be terminated subject to the provisions of ERISA at the Company's option. If the Plan should be terminated, the net assets available for plan benefits shall be liquidated. Amounts credited to the accounts of participants shall become fully vested and nonforfeitable as of the date of such termination.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Plan are prepared on the accrual basis of accounting. Benefits are recorded when paid.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and schedules. Actual results could differ from those estimates.

        Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Plan's funds are invested in common collective trust funds and a mutual fund for which the trustee and custodian is First Union National Bank of North Carolina (First Union). The Plan also invests in Orthodontic Centers, Inc. common stock, which is held in a separate Common Stock Trust. The trustee of the Common Stock Trust is a representative of the Company, and the custodian is First Union. Investments in common collective trust funds are carried at the Plan's pro rata interest in the fair value of the fund's net assets, as determined by the custodian on the last business day of the year. Investments in the mutual fund and Orthodontic Centers of America, Inc. common stock are valued at quoted market prices on the last business day of the year.

ADMINISTRATIVE EXPENSES

The Company pays all of the administrative costs of the Plan.

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the current year presentation.

3. INVESTMENTS

The following table represents participant-directed investments that represent 5% or more of the Plan's net assets.

                                                                                  DECEMBER 31
                                                                            1999              1998
                                                                       ---------------- -----------------
First Union National Bank of North Carolina - Enhanced Stock Market
   Fund                                                                    $1,924,281   $1,112,026
First Union National Bank of North Carolina - Stable Group Trust
   Portfolio                                                                1,061,990      568,923
Evergreen Select Balanced Fund                                              1,092,481      753,393

        Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

4. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

The following is a reconciliation of net assets available for benefits at December 31, 1999 per the financial statements to the Form 5500:

                                                                          DECEMBER 31
                                                                      1999            1998
                                                                   -----------    ------------
Net assets available for benefits per the financial
 statements                                                        $ 4,179,892    $  2,543,844
Less amounts recorded as contributions receivable                      (25,059)        (37,970)
                                                                   -----------    ------------
Net assets available for benefits per the Form 5500                $ 4,154,833    $  2,505,874
                                                                   ===========    ============

The following is a reconciliation of contributions to the Plan for the year ended December 31, 1999 per the financial statements to the Form 5500:

Contributions per the financial statements                         $ 1,340,863
Less current year contributions receivable                             (25,059)
Add prior year contributions receivable                                 37,970
                                                                   -----------
Contributions per the Form 5500                                    $ 1,353,774
                                                                   ===========

Differences between the financial statements and the Form 5500 are due to the preparation of the financial statements using the accrual basis and the preparation of the Form 5500 using the cash basis.

5. FORFEITURES

As of December 31, 1999 and 1998, there were approximately $650 and $15,900, respectively, of forfeited nonvested accounts. Forfeitures are used to reduce employer contributions in the year following the forfeiture.

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

                          Notes to Financial Statements

6. TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated March 16, 1999, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the Code) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Company believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt.

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

                  Schedule G, Part III--Nonexempt Transactions

                             EIN: 72-1278948 PN: 001

                          Year ended December 31, 1999



                                        RELATIONSHIP TO
                                        PLAN, EMPLOYER                   DESCRIPTION                          CURRENT
                                           OR OTHER                           OF                 COST OF        VALUE      NET
  IDENTITY OF PARTY INVOLVED           PARTY-IN-INTEREST                 TRANSACTION              ASSET*      OF ASSET    GAIN**
-------------------------------     ----------------------       ---------------------------   -----------  ----------- ---------
Orthodontic Centers of America,     Employer/Plan Sponsor        Failure to timely remit       $    78,167   $   78,602   $   435
   Inc.                                                            salary deferrals for the
                                                                   payroll periods ending
                                                                   March 26, 1999, April 2,
                                                                   1999, May 21, 1999 and
                                                                   May 28, 1999


 *REPRESENTS THE EMPLOYEE AND EMPLOYER CONTRIBUTIONS WHICH WERE NOT REMITTED
  TIMELY.
**REPRESENTS INTEREST FOR THE USE OF THE AMOUNT INVOLVED. THE COMPANY IS IN THE
  PROCESS OF COMPLETING FORM 5330 TO BE FILED WITH THE IRS IN CONNECTION WITH THIS TRANSACTION.

         Orthodontic Centers of America, Inc. 401(k) Profit Sharing Plan

     Schedule H, Line 4(i)--Schedule of Assets Held for Investment Purposes
                                 at End of Year

                             EIN: 72-1278948 PN: 001

                                December 31, 1999



         IDENTITY OF ISSUE, BORROWER,                                                    CURRENT
           LESSOR OR SIMILAR PARTY                    DESCRIPTION OF INVESTMENT           VALUE
         ----------------------------                 -------------------------        -----------
Common Collective Trust Funds:
   First Union National Bank of North
     Carolina - Enhanced Stock
     Market Fund*                                           22,390 units               $ 1,924,281

   First Union National Bank of North
     Carolina - Stable Group
     Trust Portfolio*                                       19,579 units                 1,061,990

Mutual Fund:
   Evergreen Select Balanced Fund                           46,365 units                 1,092,481

Employer Security:
   Orthodontic Centers of America, Inc.
     Company Stock Fund*                                    6,404 shares                    76,081
                                                                                       -----------
                                                                                       $ 4,154,833
                                                                                       ===========

* - INDICATES PARTY-IN-INTEREST TO THE PLAN.

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER           DESCRIPTION
   -------          -----------

     3.1      --    Bylaws of the Registrant (1)

     3.2      --    Restated Certificate of Incorporation of the Registrant (2)

     4.1      --    Specimen Stock Certificate (1)

    10.1      --    Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)

    10.2      --    Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)

    10.3      --    Form of Consulting Agreement (1)

    10.4      --    Employment Agreement, dated as of November 21, 1994, between the Registrant and Gasper Lazzara, Jr., D.D.S. (1)

    10.5      --    Employment Agreement, dated as of November 21, 1994, between the Registrant and Bartholomew F. Palmisano, Sr. (1)

    10.6      --    Orthodontic Centers of America, Inc. 1994 Incentive Stock
                    Plan (1)

    10.7      --    Orthodontic Centers of America, Inc. 1994 Non-Qualified
                    Stock Option Plan for Non-Employee Directors (1)

    10.8      --    First Union National Bank Defined Contribution Master Plan
                    and Trust Agreement, and Adoption Agreement relating
                    thereto, between the Registrant and First Union National
                    Bank (1)

    10.9      --    Orthodontic Centers of America, Inc. 1995 Restricted Stock
                    Option Plan (3)

    10.10     --    Orthodontic Centers of America, Inc. 1996 Employee Stock
                    Purchase Plan (4)

    10.11     --    Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                    Purchase Plan Participation Agreement, dated as of November
                    5, 1997, between the Registrant and Michael C. Johnsen (5)

    10.12     --    Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                    Purchase Plan Participation Agreement, dated as of November
                    5, 1997, between the Registrant and Bartholomew F.
                    Palmisano, Jr. (6)

    10.13     --    Revolving Credit and Security Agreement, dated as of October
                    8, 1998, among the Registrant and certain subsidiaries of
                    the Registrant, as Borrowers, the Lenders named therein,
                    First Union National Bank, as Agent, Bank of America, FSB,
                    as Documentation Agent, and Citibank, N.A., as Syndication
                    Agent (6)

    21.1      --    List of subsidiaries of the Registrant *

    23.1      --    Consent of Ernst &Young LLP *

    23.2      --    Consent of Ernst & Young LLP (filed herewith)

    27.1      --    Financial Data Schedule *

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

* Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.