Form 10-Q
period 2000-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2000-08-14
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

XXX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
     ___________.

                         Commission File No.: 000-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             72-1278948
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           identification number)

5000 Sawgrass Village, Suite 25
   Ponte Vedra Beach, Florida                                      32082
--------------------------------                          ----------------------
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

At July 27, 2000, there were 48,534,988 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS



                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999.................................4

                  Condensed Consolidated Statements of Income -
                  Six months ended June 30, 2000
                  and 1999 ...........................................................5

                  Condensed Consolidated Statements of Income -
                  Three months ended June 30, 2000
                  and 1999 ...........................................................6

                  Condensed Consolidated Statements of Cash Flow -
                  Six months ended June 30, 2000 and 1999.............................7

                  Notes to Condensed Consolidated Financial
                  Statements - June 30, 2000..........................................8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................10

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk........................................................17


Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders................18



         Item 6.  Exhibits and Reports on Form 8-K...................................18

                           FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, addition of Orthodontic Centers, liquidity and capital resources. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and practice management companies, failure to complete proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, some of which are located in foreign countries, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Part 1. Financial Information
Item 1. Financial Statements

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                        June 30      December 31
                                                          2000          1999(1)
                                                       ---------     -----------
                                                      (Unaudited)
                                                           (in thousands)
ASSETS:
Current assets:
  Cash and cash equivalents                            $   7,725      $   5,822
  Investments                                                 --            983
  Patient receivables, net                                30,651         25,976
  Unbilled patient receivables, net                       79,449         65,793
  Deferred income tax asset                                4,078          4,455
  Amounts receivable from
    orthodontic entities                                   8,574          7,944
  Supplies inventory                                       7,494          8,195
  Prepaid expenses and other assets                        3,547          1,920
                                                       ---------      ---------
Total current assets                                     141,518        121,088
Property, equipment & improvements, net                   68,765         64,566
Amounts receivable from orthodontic
  entities, less current portion                          15,866         12,586
Intangible assets                                        174,597        167,348
Other assets                                               1,626          1,434
                                                       ---------      ---------
Total assets                                           $ 402,372      $ 367,022
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other current
    liabilities                                        $  16,947      $  12,792
  Current portion of long-term debt                        3,842          6,020
                                                       ---------      ---------
Total current liabilities                                 20,789         18,812
Deferred income taxes                                     16,533         16,910
Long-term debt, less current portion                      54,773         52,773

Stockholders' Equity:
  Preferred stock                                             --             --
  Common stock, $.01 par value per share,
    100,000,000 shares authorized, 48,459,653
       shares outstanding at June 30, 2000 and
       48,066,000 shares outstanding
       at December 31, 1999                                  484            481
  Additional paid-in capital                             163,533        161,465
  Due from key employees                                  (4,981)        (5,236)
  Capital contribution received
     from shareholders                                    (2,491)        (2,618)
  Retained earnings                                      153,732        124,435
                                                       ---------      ---------
Total stockholders' equity                               310,277        278,527
                                                       ---------      ---------
Total liabilities and
  stockholders' equity                                 $ 402,372      $ 367,022
                                                       =========      =========

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

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                           Six Months Ended
                                                               June 30
                                                     --------------------------
                                                       2000              1999
                                                     ---------        ---------
                                                       (in thousands, except
                                                           per share data)

Net revenue                                          $ 137,532        $ 104,449

Direct expenses:
  Employee costs                                        36,579           28,264
  Orthodontic supplies                                  10,113            7,846
  Rent                                                  11,066            8,551
  Marketing and advertising                             10,172            7,679
                                                     ---------        ---------
                                                        67,930           52,340

General and administrative                              14,152           10,718
Depreciation and amortization                            6,780            5,802
                                                     ---------        ---------
Operating profit                                        48,670           35,589

Interest expense                                        (1,922)            (972)
Interest income                                            315              210
                                                     ---------        ---------
Income before income taxes                              47,063           34,827

Provision for income taxes                              17,766           13,147
                                                     ---------        ---------
Income before cumulative effect of a
  change in accounting principle                        29,297           21,680

Cumulative effect of a change in
  accounting principle, net of
  income tax benefit of $410                                --             (678)
                                                     ---------        ---------

Net income                                           $  29,297        $  21,002
                                                     =========        =========

Net income per share:
   Basic                                             $    0.61        $    0.44
                                                     =========        =========

   Diluted before cumulative
      effect of change in
         accounting principle                        $    0.60        $    0.45

   Cumulative effect of change in
      accounting principle                                  --             0.02
                                                     ---------        ---------

   Diluted                                           $    0.60        $    0.43
                                                     =========        =========


Average shares outstanding:
   Basic                                                48,262           47,941
                                                     =========        =========

   Diluted                                              49,238           48,665
                                                     =========        =========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                         Three Months Ended
                                                              June 30
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------
                                                       (in thousands, except
                                                           per share data)

Net revenue                                          $ 71,767          $ 55,401

Direct expenses:
  Employee costs                                       19,023            14,958
  Orthodontic supplies                                  5,402             4,112
  Rent                                                  5,817             4,524
  Marketing and advertising                             5,306             4,080
                                                     --------          --------
                                                       35,548            27,674

General and administrative                              7,294             5,707
Depreciation and amortization                           3,452             3,097
                                                     --------          --------
Operating profit                                       25,473            18,923

Interest expense                                       (1,134)             (531)
Interest income                                           196               119
                                                     --------          --------
Income before income taxes                             24,535            18,511

Provision for income taxes                              9,262             6,988
                                                     --------          --------

Net income                                           $ 15,273          $ 11,523
                                                     ========          ========

Net income per share:
   Basic                                             $   0.32          $   0.24
                                                     ========          ========

   Diluted                                           $   0.31          $   0.24
                                                     ========          ========


Average shares outstanding
   Basic                                               48,351            47,975
                                                     ========          ========

   Diluted                                             49,522            48,633
                                                     ========          ========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                            Six months ended
                                                                June 30
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                             (in thousands)
Operating activities:
   Net income                                            $ 29,297      $ 21,002
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Provision for bad debt expense                     1,141         1,082
         Depreciation and amortization                      6,780         5,802
         Deferred income taxes                                 --            --
         Cumulative effect of change in accounting
            principle                                          --         1,088
         Changes in operating assets and liabilities
           Patient receivables                             (5,275)       (3,766)
           Unbilled patient receivables and
                  patient prepayments                     (13,928)       (9,521)
           Supplies inventory, prepaid expenses
              and other                                    (1,118)       (2,209)
           Amounts receivable from/payable to
              orthodontic entities                           (146)       (1,040)
           Accounts payable and other current
           liabilities                                      3,403        (2,069)
                                                         --------      --------
Net cash provided by operating activities                  20,154        10,369

Investing activities:
  Purchase of property, equipment
    and improvements                                       (7,904)       (9,268)
  Net proceeds from
    available-for-sale investments                            983         1,187
  Advances to orthodontic entities                         (4,281)       (2,239)
  Payments from orthodontic entities                        1,001           916
  Intangible assets acquired                              (10,322)       (9,183)
                                                         --------      --------
Net cash used in investing activities                     (20,523)      (18,587)

Financing activities:
  Issuance of common stock                                  2,093           866
  Proceeds from long-term debt                              2,000        12,418
  Repayment of long-term debt                              (1,821)       (2,639)
                                                         --------      --------
Net cash provided by
     (used in) financing activities                         2,272        10,645
                                                         --------      --------


Change in cash
  and cash equivalents                                      1,903         2,427
Cash & cash equivalents at
  beginning of period                                       5,822         1,601
                                                         --------      --------
Cash & cash equivalents at
  end of period                                          $  7,725      $  4,028
                                                         ========      ========


Supplemental cash flow information:
  Interest paid                                          $  1,922      $    972
                                                         ========      ========

  Income taxes paid                                      $ 15,613      $ 19,118
                                                         ========      ========


Supplemental disclosures of
non-cash investing and financing
activities:

    Long term debt and common stock
    issued (net of returns) in acquisition of
    intangible and other assets                          $    717      $  2,693
                                                         ========      ========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2000


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Orthodontic Centers of America, Inc. (the "Company") manages orthodontic centers. The Company managed 566 orthodontic centers throughout the United States and in two countries outside the United States as of June 30, 2000.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


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

4.   CHANGE IN ACCOUNTING PRINCIPLE

     In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires companies to expense start-up costs, including organizational costs, as incurred. Upon adoption of SOP 98-5, a company is required to record any previously capitalized start-up or organizational costs as a cumulative expense. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. On January 1, 1999, the Company incurred a charge of $678,000 (net of income tax benefit of $410) in accordance with SOP 98-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 566 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Puerto Rico, Japan and Mexico at June 30, 2000.

     The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                                Six months ended
                                                   Year ended December 31,                           June 30,
                                 1994      1995      1996      1997      1998      1999               2000
                                 ----      ----      ----      ----      ----      ----         ----------------
Number of centers at
  beginning of period              55        75       145       247       360       469                537
Number of centers
  developed during period          22        44        53        58        54        36                  8
Number of centers
  acquired during period            1        29        68        78        66        32                 25
Number of centers
  consolidated during period       (3)       (3)      (19)      (23)      (11)       --                 (4)
                                 ----      ----      ----      ----      ----      ----               ----
Number of centers
  at end of period                 75       145       247       360       469       537                566
                                 ====      ====      ====      ====      ====      ====               ====


     Of the 566 Orthodontic Centers at June 30, 2000, 296 were developed by the Company, 341 were existing orthodontic practices the assets of which were acquired by the Company and 71 were consolidated. The Company expects that future growth in Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists who are affiliated with the Company and acquiring the assets of, and affiliating with, existing practices of other orthodontists.

     Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, an Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At June 30, 2000, 248 of the Orthodontic Centers had operated for less than 26 months. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff, by lengthening the intervals between patient visits and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. Established orthodontic practices whose assets were acquired by the Company have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

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

     The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $860,000 and $1,560,000 for the three and six months ended June 30, 2000, respectively. In addition, a $25,000 annual fee is earned by the Company for 42 Orthodontic Centers.

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


                                   Six months ended       Three Months Ended
                                        June 30,                June 30,
                                  ------------------      ------------------
                                   2000        1999        2000        1999
                                  ------      ------      ------      ------

Net revenue                       100.0%      100.0%      100.0%      100.0%
                                  ------      ------      ------      ------
Direct expenses
  Employee costs                    26.6        27.1        26.5        27.0
  Orthodontic supplies               7.4         7.5         7.5         7.4
  Rent                               8.0         8.1         8.1         8.2
  Marketing and advertising          7.4         7.4         7.4         7.4
                                  ------      ------      ------      ------
        Total direct expenses       49.4        50.1        49.5        50.0
General and administrative          10.3        10.3        10.2        10.3
Depreciation and amortization        4.9         5.6         4.8         5.5
                                  ------      ------      ------      ------
Operating profit                    35.4        34.0        35.5        34.2
Interest (income) expense            1.2         0.7         1.3         0.8
                                  ------      ------      ------      ------
Income before income taxes          34.2        33.3        34.2        33.4
Provision for income taxes          12.9        12.5        12.9        12.6
                                  ------      ------      ------      ------
Net income                          21.3%       20.8%       21.3%       20.8%
                                  ======      ======      ======      ======


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET REVENUE. Net revenue increased $33.1 million, or 31.7%, to $137.5 million for the six months ended June 30, 2000 from $104.4 million for the six months ended June 30, 1999. Approximately $11.0 million of this increase was attributable to the 108 (net of consolidations) Orthodontic Centers opened since January 1, 1999, approximately $22.1 million to the growth in net revenue of the 458 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 305,000 at June 30, 2000 from approximately 233,000 at June 30, 1999.

EMPLOYEE COSTS. Employee costs increased $8.3 million, or 29.4%, to $36.6 million for the six months ended June 30, 2000 from $28.3 million for the six months ended June 30, 1999. As a percentage of net revenue, however, employee costs decreased to 26.6% for the six months ended June 30, 2000 from 27.1% for the six months ended June 30, 1999. The percentage decrease primarily reflects capacity efficiencies achieved through general changes to patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $2.3 million, or 28.9%, to $10.1 million for the six months ended June 30, 2000 from $7.8 million for the six months ended June 30, 1999. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.4% for the six months ended June 30, 2000 from 7.5% the six months ended June 30, 1999, due to cost improvements attained through bulk purchasing.

RENT. Rent expense increased $2.5 million, or 29.4%, to $11.1 million for the six months ended June 30, 2000 from $8.6 million for the six months ended June 30, 1999. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1999. As a percentage of net revenue, however, rent expense decreased to 8.0% for the six months ended June 30, 2000 from 8.2% for the six months ended June 30, 1999. The decrease in the percentage was attributable to a decrease in average rent per Orthodontic Center compared to the average net revenue per Orthodontic Center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $2.5 million, or 32.5%, to $10.2 million for the six months ended June 30, 2000 from $7.7 million for the six months ended June 30, 1999. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1999. As a percentage of net revenue, marketing and advertising expense remained constant at 7.4% for the six months ended June 30, 1999 and the six months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $3.4 million, or 32.0%, to $14.1 million for the six months ended June 30, 2000 from $10.7 million for the six months ended June 30, 1999. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1999. As a percentage of net revenue, general and administrative expense remained constant at 10.3% for the six months ended June 30, 1999 and the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.0 million, or 16.9%, to $6.8 million for the six months ended June 30, 2000 from $5.8 million for the six months ended June 30, 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1999. As a percentage of net revenue, however, depreciation and amortization expense decreased to 4.9% for the six months ended June 30, 2000 from 5.6% for the six months ended June 30, 1999.

OPERATING PROFIT. Operating profit increased $13.1 million, or 36.8%, to $48.7 million for the six months ended June 30, 2000 from $35.6 million for the six months ended June 30, 1999. As a percentage of net revenue, operating profit increased to 35.1% for the six months ended June 30, 2000 from 34.0% for the six months ended June 30, 1999 as a result of the factors discussed above.

NET INTEREST EXPENSE. Net interest expense increased $850,000, or 110.8%, to $1.6 million for the six months ended June 30, 2000 from $760,000 for the six months ended June 30, 1999. As a percentage of net revenue, net interest expense increased to 1.2% for the six months ended June 30, 2000 from 0.7% for the six months ended June 30, 1999. The increase in this expense is the result of an increase in the average balance of borrowings and an increase in the average interest rate under the Company's $100 million revolving line of credit since June 30, 1999.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $4.6 million, or 35.1%, to $17.8 million for the six months ended June 30, 2000 from $13.1 million for the six months ended June 30, 1999. The Company's effective income tax rate was 37.8% for the six months ended June 30, 2000 and for the six months ended June 30, 1999.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to AICPA's SOP 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded a cumulative effect of a change in accounting principle of $678,000 (net of an income tax benefit of $410,000) in the six months ended June 30, 1999.

NET INCOME. Net income increased $8.3 million, or 39.5%, to $29.3 million for the six months ended June 30, 2000 from $21.0 million for the six months ended June 30, 1999. As a percentage of net revenue, net income increased to 21.3% for the six months ended June 30, 2000 from 20.8% for the six months ended June 30, 1999 as a result of the factors discussed above.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET REVENUE. Net revenue increased $16.4 million, or 29.5%, to $71.8 million for the three months ended June 30, 2000 from $55.4 million for the three months ended June 30, 1999. Approximately, $4.9 million of this increase was attributable to the 108 (net of consolidations) Orthodontic Centers opened since January 1, 1999, approximately $11.7 million to the growth in net revenue of the 458 Orthodontic Centers open throughout both periods, with the remainder due to increases in other management fees, primarily the Affiliated Orthodontists' share of the operating losses of newly developed Orthodontic Centers. The number of patient contracts increased to approximately 305,000 at June 30, 2000 from approximately 233,000 at June 30, 1999.

EMPLOYEE COSTS. Employee costs increased $4.1 million, or 27.2%, to $19.0 million for the three months ended June 30, 2000 from $14.9 million for the three months ended June 30, 1999. As a percentage of net revenue, however, employee costs decreased to 26.5% for the three months ended June 30, 2000 from 27.0% for the three months ended June 30, 1999. The percentage decrease primarily reflects efficiencies achieved through general changes in patient treatment schedules by the Affiliated Orthodontists.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.3 million, or 31.4%, to $5.4 million for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. As a percentage of net revenue, orthodontic supplies expense increased to 7.5% for the three months ended June 30, 2000 from 7.4% the three months ended June 30, 1999. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $1.3 million, or 28.6%, to $5.8 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after June 30, 1999. As a percentage of net revenue, however, rent expense decreased to 8.1% for the three months ended June 30, 2000 from 8.2% for the three months ended June 30, 1999. The decrease in the percentage was attributable to a decrease in average rent per Orthodontic Center compared to the average net revenue per Orthodontic Center.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.2 million, or 30.1%, to $5.3 million for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. The increase in this expense resulted primarily from the addition of Orthodontic Centers after June 30, 1999. As a percentage of net revenue, marketing and advertising expense remained constant at 7.4% for the three months ended June 30, 1999 and the three months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.6 million, or 27.8%, to $7.3 million for the three months ended June 30, 2000 from $5.7 million for the three months ended June 30, 1999. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers after June 30, 1999. As a percentage of net revenue, however, general and administrative expense decreased to 10.2% for the three months ended June 30, 2000 from 10.3% for the three months ended June 30, 1999. General and administrative expense decreased as a percentage of net revenue primarily as a result of lower average startup costs for Orthodontic Centers developed after June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $360,000, or 11.5%, to $3.5 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 1999. As a percentage of net revenue, however, depreciation and amortization expense decreased to 4.8% for the six months ended June 30, 2000 from 5.6% for the six months ended June 30, 1999.

OPERATING PROFIT. Operating profit increased $6.6 million, or 34.6%, to $25.5 million for the three months ended June 30, 2000 from $18.9 million for the three months ended June 30, 1999. As a percentage of net revenue, operating profit increased to 35.5% for the three months ended June 30, 2000 from 34.2% for the three months ended June 30, 1999 as a result of the factors discussed above.

NET INTEREST EXPENSE. Net interest expense increased $530,000, or 127.7%, to $940,000 for the three months ended June 30, 2000 from $410,000 for the six months ended June 30, 1999. As a percentage of net revenue, net interest expense increased to 1.3% for the three months ended June 30, 2000 from 0.7% for the three months ended June 30, 1999. The increase in this expense is the result of an increase in the average balance of borrowings and an increase in the average interest rate under the Company's $100 million revolving line of credit since June 30, 1999.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.3 million, or 32.5%, to $9.3 million for the three months ended June 30, 2000 from $7.0 million for the three months ended June 30, 1999. The Company's effective income tax rate was 37.8% for the three months ended June 30, 2000 and for the three months ended June 30, 1999.

NET INCOME. Net income increased $3.2 million, or 39.4%, to $11.5 million for the three months ended June 30, 2000 from $8.3 million for the three months ended June 30, 1999. As a percentage of net revenue, net income increased to 21.3% for the three months ended June 30, 2000 from 20.8% for the three months ended June 30, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operations was $20.2 million for the six month period ended June 30, 2000 as compared to $10.4 million in the comparable period of 1999. The $29.3 million in net income for the six month period ended June 30, 2000, was partially offset by increases in working capital accounts required to fund the Company's growth. Net billed and unbilled patient receivables at June 30, 2000 increased by $18.3 million, or 19.98%, over December 31, 1999 levels as a result of increases in the number of patients treated and the fees for treatment in the Orthodontic Centers. The following table presents certain information with respect to Orthodontic Centers open less than 26 months and those open greater than 26 months as of the date indicated:

                                                          Six months ended
                                                               June 30,
                                                           (in thousands)

                                                         2000          1999
                                                       --------      --------
(Increase) decrease in patient receivables:
Orthodontic Centers affiliated over 26 months
  Patient receivables                                  $ (1,457)     $   (363)
  Unbilled patient receivables and
     patient prepayments                                 (6,039)       (2,034)
                                                       --------      --------
                                                         (7,496)       (2,397)

Orthodontic Centers affiliated less than 26 months
   Patient receivables                                   (3,218)       (2,797)
   Unbilled patient receivables and
      patient prepayments                                (7,617)       (7,010)
                                                       --------      --------
                                                        (10,835)       (9,807)
                                                       --------      --------

Total increase in patient receivables                  $(18,331)     $(12,204)
                                                       ========      ========

     The Company expects that available cash, cash equivalents, available for sale investments, cash flow from operations and existing short-term lines of credit will be sufficient to meet the Company's normal operating requirements, including acquisitions of service and consulting agreements during the remainder of 2000. The Company has a $100 million revolving line of credit available for expansion and general working capital needs. During the twelve month period ended June 30, 2000, the Company expended $75.8 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash and cash equivalents increased by $1.9 million during the six months ended June 30, 2000, as summarized below. The remainder of the cash expenditures were financed from the Company's cash flow from operations and revolving line of credit.

                                                              Six months ended
                                                                   June 30,
                                                               (in thousands)
                                                               2000       1999
                                                              ------     ------
Cash, cash equivalents and available for sale
investments at beginning of period                            $5,822     $1,601

(Decrease)/increase in cash, cash equivalents and available
for sale investments                                           1,903      2,427
                                                              ------     ------

Cash and cash equivalents at end of period                    $7,725     $4,028
                                                              ======     ======


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During the six months ended June 30, 2000 there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of the Company was held on May 18, 2000. At this meeting, the following matters were voted upon by the Company's stockholders:

(a)  Election of Class III Directors

     Gasper Lazzara, Jr., D.D.S. and Bartholomew F. Palmisano, Sr. were elected to serve as Class III directors of the Company until the annual meeting of stockholders in 2002 or until their successors are elected and qualified. The vote was as follows:

                                                    Votes Cast
                                    Votes Cast        Against        Abstentions/
Name                                 In Favor       or Withheld       Non Votes
----                                ----------      -----------      ------------
Gasper Lazzara, Jr., D.D.S.         38,901,994       1,147,294        8,314,939
Bartholomew F. Palmisano, Sr.       38,901,994       1,147,294        8,314,939


The terms of the following directors continued following the meeting:

Name                              Term Expires
----                              ------------
A Gordon Tunstall                    2001
Michael C. Johnsen                   2002
Ashton J. Ryan, Jr.                  2002
Edward J. Walters, Jr.               2002


(b)  Selection of Independent Auditors

     The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 by the following vote:

             Votes Cast          Votes Cast        Abstentions/
              In Favor       Against or Withheld    Non Votes
             ----------      -------------------   -----------
             40,029,411           9,360             8,325,456

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     Exhibit number           Description
           3.1                Bylaws of the Company (incorporated by reference
                              to exhibits filed with the Company's Registration
                              Statement on Form S-1, Registration Statement No.
                              33-85326)
           3.2                Restated Certificate of Incorporation of the
                              Company (incorporated by reference to exhibits
                              filed with the Company's Registration Statement
                              on Form S-3, Registration Statement No. 333-36799)
           27                 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K for the three months ended June 30, 2000.

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

                      Orthodontic Centers of America, Inc.
                      ------------------------------------
                                  (Registrant)




Date: August 14, 2000                   /s/ Bartholomew F. Palmisano, Sr.
                                        ---------------------------------------
                                        Bartholomew F. Palmisano, Sr.
                                        President and Chief Executive Officer

                                        /s/ Bartholomew F. Palmisano, Jr.
                                        ---------------------------------------
                                        Bartholomew F. Palmisano, Jr.
                                        Chief Financial Officer, Secretary