Form 10-Q
period 2000-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2000-11-14
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

XXX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ___________.

                         Commission File No.: 000-25256

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 72-1278948
-------------------------------                         ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         identification number)

3850 N. Causeway Blvd., Suite 990
     Metairie, Louisiana                                          70002
---------------------------------                         --------------------
(Address of principal executive                                (Zip Code)
 offices)


                                 (504) 834-4392
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                        5000 Sawgrass Village, Suite 25
                       Ponte Vedra Beach, Florida  32082

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

At November 3, 2000, there were 48,679,672 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999...............................................3

                  Condensed Consolidated Statements of Income -
                  Nine months ended September 30, 2000
                  and 1999 ..............................................................................4

                  Condensed Consolidated Statements of Income -
                  Three months ended September 30, 2000
                  and 1999 ..............................................................................5

                  Condensed Consolidated Statements of Cash Flow -
                  Nine months ended September 30, 2000 and 1999..........................................6

                  Notes to Condensed Consolidated Financial
                  Statements - September 30, 2000........................................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk...........................................................................16

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K......................................................17


                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, addition of Orthodontic Centers, liquidity and capital resources. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and management companies, failure to consummate proposed developments or acquisitions or to achieve anticipated operating results, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, and other factors as may be identified from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                          September 30,     December 31,
                                                              2000           1999 (1)
                                                          -------------     ------------
                                                             (Unaudited)
                                                                   (in thousands)
ASSETS:
Current assets:
  Cash and cash equivalents                                  $   7,401         $   5,822
  Investments                                                       --               983
  Patient receivables, net                                      32,997            25,976
  Unbilled patient receivables, net                             86,464            65,793
  Deferred income tax asset                                      3,967             4,455
  Current portion of amounts receivable
    from orthodontic entities                                    8,805             7,944
  Supplies inventory                                             7,640             8,195
  Prepaid expenses  and other assets                             3,714             1,920
                                                             ---------         ---------
Total current assets                                           150,988           121,088
Property, equipment & improvements, net                         72,664            64,566
Amounts receivable from orthodontic
  entities, less current portion                                16,785            12,586
Intangible assets                                              180,544           167,348
Other assets                                                     1,569             1,434
                                                             ---------         ---------
Total assets                                                 $ 422,550         $ 367,022
                                                             =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and other current
    liabilities                                              $  19,904         $  12,792
  Current portion of long-term debt                              3,206             6,020
                                                             ---------         ---------
Total current liabilities                                       23,110            18,812
Deferred income taxes                                           16,331            16,910
Long-term debt, less current portion                            56,264            52,773
                                                             ---------------------------
Stockholders' equity:
  Preferred stock                                                   --                --
  Common stock, $.01 par value per share,
    100,000,000 shares authorized, 48,587,000
       shares outstanding at September 30, 2000
       and 48,066,000 shares outstanding
       at December 31, 1999                                        485               481
  Additional paid-in capital                                   163,778           161,465
  Due from key employees                                        (4,981)           (5,236)
  Capital contribution received
     from shareholders                                          (2,491)           (2,618)
  Retained earnings                                            170,054           124,435
                                                             ---------         ---------
Total stockholders' equity                                     326,845           278,527
                                                             ---------         ---------
Total liabilities and
  stockholders' equity                                       $ 422,550         $ 367,022
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

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                    Nine Months Ended
                                                      September 30
                                              ---------------------------
                                                 2000              1999
                                              ---------          --------
                                                 (in thousands, except
                                                     per share data)
Net revenue                                   $ 215,046         $ 164,219
                                              ---------         ---------

Direct expenses:
  Employee costs                                 57,096            44,554
  Orthodontic supplies                           16,014            12,425
  Rent                                           17,279            13,468
  Marketing and advertising                      16,202            12,302
                                              ---------         ---------
                                                106,591            82,749

General and administrative                       22,122            16,841
Depreciation and amortization                    10,410             8,946
                                              ---------         ---------
Operating profit                                 75,923            55,683

Interest expense                                 (3,070)           (1,762)
Interest income                                     428               336
                                              ---------         ---------
Income before income taxes                       73,281            54,257

Provision for income taxes                       27,663            20,482
                                              ---------         ---------
Income before cumulative effect of
a change in accounting principle                 45,618            33,775

Cumulative effect of a change in
  accounting principle, net of
  income tax benefit of $410                         --              (678)
                                              ---------         ---------

Net income                                    $  45,618         $  33,097
                                              =========         =========

Net income per share:
   Basic                                      $    0.94         $    0.69
                                              =========         =========

   Diluted before cumulative
      effect of change in
         accounting principle                 $    0.92         $    0.69

   Cumulative effect of change in
      accounting principle                           --              0.02
                                              ---------         ---------

   Diluted net income per share               $    0.92         $    0.67
                                              =========         =========

Average shares outstanding
   Basic                                         48,343            47,972
                                              =========         =========

   Diluted                                      49,482            48,711
                                              =========         =========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                         Three Months Ended
                                            September 30
                                     -------------------------
                                       2000             1999
                                     ---------        --------
                                       (in thousands, except
                                           per share data)
Net revenue                          $ 77,515         $ 59,770
                                     --------         --------

Direct expenses:
  Employee costs                       20,517           16,290
  Orthodontic supplies                  5,902            4,579
  Rent                                  6,212            4,917
  Marketing and advertising             6,030            4,623
                                     --------         --------
                                       38,661           30,409

General and administrative              7,971            6,123
Depreciation and amortization           3,630            3,144
                                     --------         --------
Operating profit                       27,253           20,094

Interest expense                       (1,149)            (790)
Interest income                           114              126
                                     --------         --------
Income before income taxes             26,218           19,430

Provision for income taxes              9,897            7,335
                                     --------         --------
Net income                           $ 16,321         $ 12,095
                                     ========         ========
Net income per share:
   Basic                             $   0.34         $   0.25
                                     ========         ========
   Diluted                           $   0.33         $   0.25
                                     ========         ========
Average shares outstanding
   Basic                               48,503           48,033
                                     ========         ========
   Diluted                             49,967           48,802
                                     ========         ========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Nine months ended
                                                                   September 30
                                                             -------------------------
                                                               2000             1999
                                                             ---------        --------
                                                                  (in thousands)
Operating activities:
   Net income                                                $ 45,618         $ 33,097
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Provision for bad debt expense                         1,654            1,528
         Depreciation and amortization                         10,410            8,946
         Deferred income taxes                                    (90)           1,131
         Cumulative effect of change in accounting
            principle                                              --            1,088
         Changes in operating assets and liabilities:
           Patient receivables                                 (7,742)          (5,148)
           Unbilled patient receivables and
                  patient prepayments                         (21,771)         (14,844)
           Supplies inventory, prepaid expenses
              and other                                        (1,374)          (2,708)
           Amounts receivable from/payable to
              orthodontic entities                               (396)          (1,519)
           Accounts payable and other current
           liabilities                                          6,814           (3,209)
                                                             --------         --------
Net cash provided by operating activities                      33,123           18,361

Investing activities:
  Purchase of property, equipment
    and improvements                                          (13,690)         (16,161)
  Net proceeds from
    available-for-sale investments                                983            1,187
  Advances to orthodontic entities                             (5,621)          (4,193)
  Payments from orthodontic entities                            1,422            1,524
  Intangible assets acquired                                  (17,293)         (13,195)
                                                             --------         --------
Net cash used in investing activities                         (34,199)         (30,838)
Financing activities:
  Issuance of common stock                                      2,339              307
  Proceeds from long term debt                                  3,487           19,920
  Repayment of long-term debt                                  (3,171)          (3,976)
                                                             --------         --------
Net cash provided by (used in)
  financing activities                                          2,655           16,251
                                                             --------         --------
Change in cash
  and cash equivalents                                          1,579            3,774
Cash  and cash equivalents at
  beginning of period                                           5,822            1,601
                                                             --------         --------
Cash and cash equivalents at
  end of period                                              $  7,401         $  5,375
                                                             ========         ========
Supplemental cash flow information:
  Interest paid                                              $    691         $  1,663
                                                             ========         ========
  Income taxes paid                                          $  6,921         $ 26,039
                                                             ========         ========

Supplemental disclosures of
non-cash investing and financing
activities:

    Long term debt and common stock
    issued (net of returns) in acquisition of
    intangible and other assets                              $  1,441         $  4,134
                                                             ========         ========


            See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontists on an international basis. The Company provided business services to 579 orthodontic centers located throughout the United States and in Japan, Mexico and Puerto Rico as of September 30, 2000.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments necessary to convert the Company's cash basis accounting records to the accrual basis) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2. REVENUE RECOGNITION

         The Company provides business operations, financial, marketing and administrative services to orthodontists and their orthodontic entities. These services are provided under service, management and consulting agreements with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "service agreements"). These service agreements are generally for a term of 20-40 years, with most being 20-25 years. The practicing orthodontists own the orthodontic entities.

         Revenue is earned by the Company under the service agreements equal to approximately 24% of new patient contract balances in the first month of new contracts plus a portion of existing contract balances, less amounts retained by the orthodontic entities. The orthodontic entities retain all orthodontic center revenue not paid to the Company as service fees. The amounts retained by the orthodontic entities are dependent on their financial performance, based in significant part on the orthodontic entities' cash receipts and

                      Orthodontic Centers of America, Inc.

2. REVENUE RECOGNITION (CONTINUED)

         disbursements. Under the terms of the service agreements, the orthodontic entities assign their receivables (billed and unbilled)to the Company in payment of the Company's service fees. The Company is responsible for collection.

3. EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

4. CHANGE IN ACCOUNTING PRINCIPLE

         In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires companies to expense start-up costs, including organizational costs, as incurred. Upon adoption of SOP 98-5, a company is required to record any previously capitalized start-up or organizational costs as a cumulative expense. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. On January 1, 1999, the Company recorded a change of $680,000 (net of income tax benefit of $410) to expense costs that had been previously capitalized, to comply with SOP 98-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company provided integrated business services to 579 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan, Mexico and Puerto Rico at September 30, 2000.

         The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                               Nine months ended
                                                     Year ended December 31,                     September 30,
                                     1995        1996         1997         1998         1999          2000
                                     ----        ----         ----         ----         ----   -----------------
Number of centers at
  beginning of period                 75          145          247          360          469         537
Number of centers
  developed during period             44           53           58           54           36          12
Number of centers
  acquired during period              29           68           78           66           32          37
Number of centers
  consolidated during period          (3)         (19)         (23)         (11)          --          (7)
                                    ----         ----         ----         ----         ----        ----
Number of centers
  at end of period                   145          247          360          469          537         579
                                    ====         ====         ====         ====         ====        ====


         Of the 579 Orthodontic Centers at September 30, 2000, 300 were developed by the Company and 353 were existing orthodontic practices the assets of which were acquired by the Company, of which 74 were consolidated. The Company expects that future growth in the number of Orthodontic Centers will come from both developing new Orthodontic Centers with existing and newly recruited Affiliated Orthodontists and acquiring the assets of, and affiliating with, existing practices of other orthodontists.

         Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, a Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. An Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff, by increasing patient treatment intervals and by adding operating days or orthodontists. The Orthodontic Centers may also increase revenue by implementing periodic price increases. After affiliating with the Company, established orthodontic practices have typically increased their revenue by applying the Company's operating strategies and systems, including increased advertising and efficient patient scheduling.

         The Company earns its revenue from long-term service or consulting agreements entered into with affiliated orthodontists and their professional corporations or other entities ("Affiliated Orthodontists"). Pursuant to the service agreements, during each month during the term of the service agreement, the Company earns a fee equal to approximately 24% of the aggregate amount of all new patient contracts entered into during that particular month, plus the aggregate of the allocated monthly balance amount of all patient contracts entered into in prior months, less amounts retained by the Affiliated Orthodontists. The remaining contract balances are allocated equally over the remaining months during the terms of the patient contracts, which average 26 months. Since January 1, 1997, approximately 1.0% of the Company's annual net revenue has been uncollectible.

         The amounts retained by an Affiliated Orthodontist are dependent on his or her financial performance, based in significant part on profitability on a cash basis. Amounts retained by an Affiliated Orthodontist who operates a newly developed Orthodontic Center are typically reduced by operating losses on a cash basis because of start-up expenses. An Affiliated Orthodontist's share of these operating losses is added to the Company's fee in the period during which the operating losses are incurred, with such fees aggregating approximately $840,000 and $2,400,000 for the three and nine months ended September 30, 2000, respectively. In addition, a $25,000 annual fee is earned by the Company with respect to 42 Orthodontic Centers.

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

         The Company provides Affiliated Orthodontists business and operational services, including implementing advertising and marketing programs, preparing budgets, providing staff, purchasing inventory, providing patient scheduling systems, billing and collecting fees, providing office space and equipment and maintaining records. Operating expenses of the Orthodontic Centers are expenses of the Company and are recognized as incurred.

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

         Patient contracts are for terms averaging 26 months and are generally payable in equal monthly installments throughout the term of treatment, except for the last month when a final payment is made. During the first quarter of 1999, the Orthodontic Centers generally implemented a fee increase from $98 per month to $109 per month, with an increase in the final payment from $398 to $436. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase from $109 per month to $119 per month, with an increase in the final payment from $436 to $476. If a patient discontinues treatment prior to expiration of the term of his or her contract, the patient is generally required to pay the fees earned by the Affiliated Orthodontist through the date of termination, which may exceed the amount of fees billed through that date. Patients generally may transfer to another Orthodontic Center for completion of their treatment and continue to pay the remaining balance under their existing patient contract.

RESULTS OF OPERATIONS

         The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.


                                      Nine months ended           Three Months Ended
                                        September 30,               September 30,
                                      2000          1999          2000          1999
                                     ------        -----         -----         -----
Net revenue                          100.0%        100.0%        100.0%        100.0%
                                     -----         -----         -----         -----
Direct expenses:
  Employee costs                      26.6          27.1          26.5          27.3
  Orthodontic supplies                 7.5           7.6           7.6           7.7
  Rent                                 8.0           8.2           8.0           8.2
  Marketing and advertising            7.5           7.5           7.8           7.7
                                     -----         -----         -----         -----
        Total direct expenses         49.6          50.4          49.9          50.9
General and administrative            10.3          10.3          10.2          10.2
Depreciation and amortization          4.8           5.4           4.7           5.3
                                     -----         -----         -----         -----
Operating profit                      35.3          33.9          35.2          33.6
Interest (income) expense              1.2           0.9           1.4           1.1
                                     -----         -----         -----         -----
Income before income taxes            34.1          33.0          33.8          32.5
Provision for income taxes            12.9          12.5          12.7          12.3
                                     -----         -----         -----         -----
Net income                            21.2%         20.5%         21.1%         20.2%
                                     =====         =====         =====         =====

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUE. Net revenue increased $50.8 million, or 31.0%, to $215.0 million for the nine months ended September 30, 2000 from $164.2 million for the nine months ended September 30, 1999. Approximately $15.1 million of this increase was attributable to the Orthodontic Centers opened since January 1, 1999, and approximately $35.7 million to the growth in net revenue of the Orthodontic Centers open throughout both periods. The number of patient contracts increased to approximately 327,000 at September 30, 2000 from approximately 255,000 at September 30, 1999.

EMPLOYEE COSTS. Employee costs increased $12.5 million, or 28.1%, to $57.1 million for the nine months ended September 30, 2000 from $44.6 million for the nine months ended September 30, 1999. As a percentage of net revenue, however, employee costs decreased to 26.6% for the nine months ended September 30, 2000 from 27.1% for the nine months ended September 30, 1999. The percentage decrease primarily reflects efficiencies achieved through general changes to patient treatment schedules by our Affiliated Orthodontists, which resulted in fewer treatments per patient contract.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $3.6 million, or 28.9%, to $16.0 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.5% for the nine months ended September 30, 2000 from 7.6% for the nine months ended September 30, 1999, due to cost improvements attained through bulk purchasing and our proprietary inventory control and ordering system.

RENT. Rent expense increased $3.8 million, or 28.3%, to $17.3 million for the nine months ended September 30, 2000 from $13.5 million for the nine months ended September 30, 1999. The increase in this expense was attributable to

Orthodontic Centers affiliated, opened or relocated after September 30, 1999. As a percentage of net revenue, however, rent expense decreased to 8.0% for the nine months ended September 30, 2000 from 8.2% for the nine months ended September 30, 1999. The decrease in the percentage is attributable to the growth in revenue for Orthodontic Centers developed or affiliated after January 1, 1999, and the relatively fixed nature of rent expense.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $3.9 million, or 31.7%, to $16.2 million for the nine months ended September 30, 2000 from $12.3 million for the nine months ended September 30, 1999. As a percentage of net revenue, marketing and advertising expense remained constant at 7.5% for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. The increase in this expense resulted primarily from increases in marketing and advertising related to growth in net revenue for existing Orthodontic Centers as well as marketing and advertising for Orthodontic Centers added after September 30, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $5.3 million, or 31.4%, to $22.1 million for the nine months ended September 30, 2000 from $16.8 million for the nine months ended September 30, 1999. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers and increases in our Affiliated Orthodontists' patient base after September 30, 1999. As a percentage of net revenue, general and administrative expense remained constant at 10.3% for the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.5 million, or 16.4%, to $10.4 million for the nine months ended September 30, 2000 from $8.9 million for the nine months ended September 30, 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1999. As a percentage of net revenue, however, depreciation and amortization expense decreased to 4.8% for the nine months ended September 30, 2000 from 5.4% for the nine months ended September 30, 1999.

OPERATING PROFIT. Operating profit increased $20.2 million, or 36.3%, to $75.9 million for the nine months ended September 30, 2000 from $55.7 million for the nine months ended September 30, 1999. As a percentage of net revenue, operating profit increased to 35.3% for the nine months ended September 30, 2000 from 33.9% for the nine months ended September 30, 1999 as a result of the factors discussed above.

INTEREST. Net interest expense increased $1.2 million, or 85.2%, to $2.6 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. As a percentage of net revenue, net interest expense increased to 1.2% for the nine months ended September 30, 2000 from 0.9% for the nine months ended September 30, 1999. The increase in this expense is the result of an increase since September 30, 1999 in the average balance of borrowings under the Company's $100 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $7.2 million, or 35.1%, to $27.7 million for the nine months ended September 30, 2000 from $20.5 million for the nine months ended September 30, 1999. The Company's effective income tax rate was 37.8% for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Pursuant to AICPA's adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, the Company recorded a cumulative effect of a change in accounting principle of $680,000 (net of an income tax benefit of $410,000) in the nine months ended September 30, 1999.

NET INCOME. Net income increased $12.5 million, or 37.8%, to $45.6 million for the nine months ended September 30, 2000 from $33.1 million for the nine months ended September 30, 1999. As a percentage of net revenue, net income increased to 21.2% for the nine months ended September 30, 2000 from 20.5% for the nine months ended September 30, 1999 as a result of the factors discussed above.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUE. Net revenue increased $17.7 million, or 29.7%, to $77.5 million for the three months ended September 30, 2000 from $59.8 million for the three months ended September 30, 1999. Approximately, $4.2 million of this increase was attributable to the Orthodontic Centers opened since January 1, 1999, and approximately $13.5 million to the growth in net revenue of the Orthodontic Centers open throughout both periods. The number of patient contracts increased to approximately 327,000 at September 30, 2000 from approximately 255,000 at September 30, 1999.

EMPLOYEE COSTS. Employee costs increased $4.2 million, or 25.9%, to $20.6 million for the three months ended September 30, 2000 from $16.3 million for the three months ended September 30, 1999. As a percentage of net revenue, however, employee costs decreased to 26.5% for the three months ended September 30, 2000 from 27.3% for the three months ended September 30, 1999. The percentage decrease primarily reflects efficiencies achieved through a general change to longer patient treatment intervals by our Affiliated Orthodontists, which resulted in fewer treatments per patient contract.

ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $1.3 million, or 28.9%, to $5.9 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. As a percentage of net revenue, orthodontic supplies expense decreased to 7.6% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT. Rent expense increased $1.3 million, or 26.3%, to $6.2 million for the three months ended September 30, 2000 from $4.9 million for the three months ended September 30, 1999. The increase in this expense was attributable to Orthodontic Centers affiliated, opened or relocated after September 30, 1999. As a percentage of net revenue, however, rent expense decreased to 8.0% for the three months ended September 30, 2000 from 8.2% for the three months ended September 30, 1999. The decrease in the percentage is attributable to the growth in revenue for Orthodontic Centers developed or affiliated after January 1, 1999, and the relatively fixed nature of rent expense.

MARKETING AND ADVERTISING. Marketing and advertising expense increased $1.4 million, or 30.4%, to $6.0 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. As a percentage of net revenue, marketing and advertising expense increased to 7.8% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999. The increase in this expense resulted primarily from increases in marketing and advertising related to growth in net revenue for existing Orthodontic Centers as well as marketing and advertising for Orthodontic Centers added after September 30, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.9 million, or 30.2%, to $8.0 million for the three months ended September 30, 2000 from $6.1 million for the three months ended September 30, 1999. The increase in general and administrative expense resulted primarily from the addition of Orthodontic Centers and increases in our Affiliated Orthodontists' patient base after September 30, 1999. As a percentage of net revenue, general and administrative expense remained the same for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $500,000, or 15.5%, to $3.6 million for the three months ended September 30, 2000 from $3.1 million for the three months ended September 30, 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 1999. As a percentage of net revenue, however, depreciation and amortization expense decreased to 4.7% for the nine months ended September 30, 2000 from 5.3% for the nine months ended September 30, 1999.

OPERATING PROFIT. Operating profit increased $7.2 million, or 35.6%, to $27.3 million for the three months ended September 30, 2000 from $20.0 million for the three months ended September 30, 1999. As a percentage of net revenue, operating profit increased to 35.2% for the three months ended September 30, 2000 from 33.6% for the three months ended September 30, 1999 as a result of the factors discussed above.

INTEREST. Net interest expense increased $370,000, or 55.9%, to $1.0 million for the three months ended September 30, 2000 from $660,000 for the three months ended September 30, 1999. As a percentage of net revenue, net interest expense increased to 1.4% for the three months ended September 30, 2000 from 1.1% for the three months ended September 30, 1999. The increase in this expense is the result of an increase since September 30, 1999 in the average balance of borrowings under the Company's $100 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.6 million, or 34.9%, to $9.9 million for the three months ended September 30, 2000 from $7.3 million for the three months ended September 30, 1999. The Company's effective income tax rate was 37.8% for the three months ended September 30, 2000 and the three months ended September 30, 1999.

NET INCOME. Net income increased $4.2 million, or 34.9%, to $16.3 million for the three months ended September 30, 2000 from $12.1 million for the three months ended September 30, 1999. As a percentage of net revenue, net income increased to 21.1% for the three months ended September 30, 2000 from 20.2% for the three months ended September 30, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Our net cash provided by operations for the nine months ended September 30, 2000 was $33.1 million as compared to $18.4 million for the comparable period of 1999. Net billed and unbilled patient receivables at September 30, 2000 increased $27.9 million, or 30%, over December 31, 1999 levels as a result of increases in the number of patients being treated and the fees for treatment in the Orthodontic Centers. Unbilled patient receivables represent patient revenue earned under patient contracts in excess of the amount billed under those patient contracts. Unbilled patient receivables represent patient revenue earned under patient contracts in excess of the amount billed under those patient contracts. The following table presents certain information with respect to increases in billed and unbilled patient receivables for Orthodontic Centers open less than 26 months and those open 26 months or more for the periods indicated:

                                                               Nine months ended
                                                                 September 30,
                                                             2000             1999
                                                          ---------        ---------
(Increase)/decrease in patient receivables:

Orthodontic Centers affiliated 26 months or
   more
  Billed patient receivables                              $ (2,234)        $   (725)
  Unbilled patient receivables and
     patient prepayments                                    (9,839)          (4,035)
                                                          --------         --------
                                                           (12,073)          (4,760)
Orthodontic Centers affiliated less than 26 months
   Billed patient receivables                               (5,514)          (4,423)
   Unbilled patient receivables and
      patient prepayments                                  (11,932)         (10,811)
                                                          --------         --------
                                                           (17,446)         (15,234)
                                                          --------         --------
Total (increase)/decrease in patient receivables          $(29,519)        $(19,994)
                                                          ========         ========

         The Company expects that available cash, cash equivalents, available for sale investments, cash flow from operations and existing short-term lines of credit will be sufficient to meet the Company's normal operating requirements, including acquisitions of service and consulting contracts, for at least the next 12 months. The Company has a $100 million revolving line of credit available for expansion and general working capital needs. At September 30, 2000, approximately $56 million of indebtedness was outstanding under the line of credit. During the twelve month period ended September 30, 2000, the Company expended $78.3 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash and cash equivalents increased by $1.6 million during the nine months ended September 30, 2000, as summarized below. The remainder of the cash expenditures were financed from the Company's cash flow from operations and revolving line of credit.


                                                                     Nine months ended
                                                                       September 30,
                                                                    2000          1999
                                                                   ------        ------
Cash, cash equivalents and available for sale
investments at beginning of period                                 $5,822        $1,601

(Decrease)/increase in cash, cash equivalents and available
for sale investments                                                1,579         3,774
                                                                   ------        ------
Cash and cash equivalents at end of period                         $7,401        $5,375
                                                                   ======        ======


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         During the three months ended September 30, 2000 there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

             3.2                   Restated Certificate of
                                   Incorporation of the
                                   Company (incorporated by
                                   reference to exhibits filed
                                   with Company's Registration
                                   Statement on Form S-3,
                                   Registration Statement
                                   No. 333-36799)


             27                    Financial Data Schedule

         (B) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K for the three months ended September 30, 2000.

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

                                    Orthodontic Centers of America, Inc.
                                    ------------------------------------
                                                (Registrant)




Date:  November 10, 2000    /s/ Bartholomew F. Palmisano, Sr.
                           -------------------------------------
                           Bartholomew F. Palmisano, Sr.
                           President and Chief Executive Officer

                           /s/ Bartholomew F. Palmisano, Jr.
                           -------------------------------------
                           Bartholomew F. Palmisano, Jr.
                           Chief Financial Officer, Secretary

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                    DESCRIPTION
         -------                   -----------
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

             3.2                   Restated Certificate of
                                   Incorporation of the
                                   Company (incorporated by
                                   reference to exhibits filed
                                   with Company's Registration
                                   Statement on Form S-3,
                                   Registration Statement
                                   No. 333-36799)


             27                    Financial Data Schedule