Form 10-K405
period 2000-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2001-04-17
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                      72-1278948
--------------------------------------------------------------         ----------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

            3850 N. Causeway Boulevard, Suite 1040
                     Metairie, Louisiana                                                   70002
--------------------------------------------------------------         ----------------------------------------------
           (Address of principal executive offices)                                      (Zip Code)

     Registrant's telephone number, including area code:                               (504) 834-4392
                                                                       ----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                     Title of Each Class                                  Name of Each Exchange on Which Registered
--------------------------------------------------------------         ----------------------------------------------
            COMMON STOCK, $.01 PAR VALUE PER SHARE                                 NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:



                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 30, 2001 was approximately $874.9 million, based upon the last reported sale price per share of the Registrant's Common Stock as reported on the New York Stock Exchange on March 30, 2001. As of March 30, 2001, there were approximately 49,148,109 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 2001 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Orthodontic Centers of America, Inc. ("OCA") is the leading provider of integrated business services to orthodontists. Since 1985, we have executed a retail-oriented approach to developing orthodontic practices, which we believe has resulted in significant increases in productivity and profitability for our affiliated orthodontists. As of December 31, 2000, we were affiliated with 395 orthodontists practicing in 592 orthodontic centers located throughout the United States and parts of Japan, Mexico and Puerto Rico.

During 2000, our affiliated orthodontists initiated treatment of about 160,639 patients, an increase of 27.2% from about 126,307 patients during 1999, representing initial new patient contract balances of $494.1 million for 2000, an increase of 33.9% from $369.1 million for 1999. As of December 31, 2000, our affiliated orthodontists were treating a total of about 343,373 patients, an increase of 28.1% from about 267,965 patients at December 31, 1999.

We provide our affiliated orthodontists with business, operational and marketing expertise that enables them to realize significantly greater productivity, practice revenue and patient volume, while maintaining high quality orthodontic care. Our services include:

     o developing and implementing aggressive marketing plans for our affiliated orthodontists, using television, radio and print advertising and internal marketing programs to increase patient volume;

     o implementing our proprietary operating systems and innovative office designs to increase productivity;

     o integrating our proprietary, user-friendly management information systems to provide timely information and to enhance operational and accounting controls; and

     o combining our proprietary online ordering system and our bulk purchasing power to reduce orthodontic supply costs.

We believe that our affiliated orthodontists have experienced significantly greater operating results than traditional orthodontists, including significantly greater patient volume, productivity and patient revenue, as reflected in the following table:




                                                   OCA AFFILIATED       TRADITIONAL
                                                  ORTHODONTISTS(1)   ORTHODONTISTS(2)
                                                  ----------------   ----------------
                                                  (AVERAGE AMOUNTS PER ORTHODONTIST)

Annual advertising expenditures .............       $     66,439       $      4,400
Treatment fees per patient:
   Down payment per patient(3) ..............       $          0       $        976
   Total fees per patient(3)(4) .............       $      3,270       $      3,904
New case starts per year(5) .................                538                200
Patients treated per operating day(5) .......                 78                 45
Patient fees per operating day(5) ...........       $      6,000       $      3,000

----------

(1)  Information for OCA affiliated orthodontists is for 2000.

(2) Information for traditional orthodontists is for 1998, and is derived from the 1999 Journal of Clinical Orthodontists Orthodontic Practice Study, a biannual study of the U.S. orthodontic industry. Information for 1999 and 2000 has not been published.

(3)  For traditional orthodontists, this amount represents a weighted average.

(4) For OCA affiliated orthodontists, this amount represents the standard fee for a term of treatment that averages 26 months.

(5) For OCA affiliated orthodontists, this amount is based upon orthodontists who had been affiliated with OCA for at least 12 months as of January 1, 2000.

THE ORTHODONTIC INDUSTRY

INDUSTRY OVERVIEW

The U.S. orthodontic industry generates about $4.0 billion in annual gross revenues, with the average orthodontic practice generating gross revenues of about $600,000 per year, according to the 1999 Journal of Clinical Orthodontists Orthodontic Practice Study ("1999 JCO Study"), a biannual study by the Journal of Clinical Orthodontists of the U.S. orthodontic industry. Orthodontics is generally an elective procedure, with about 75% of payments for orthodontic services made directly by the patient and standard dental insurance covering about 25%. Managed care represents a small percentage of revenues generated in the orthodontic industry.

In 1998, orthodontists in the United States initiated treatment for about 1.8 million patients, according to the 1999 JCO Study. Of these patients, 77.6% were between the ages of nine and 18 and the remaining 22.4% were primarily adults between the ages of 25 and 35.

A study published in 1994 by members of the Department of Orthodontics of the University of Florida concluded that many more children could benefit from orthodontic treatment than were receiving it, due to costs of treatment and lack of awareness. Based on that study and management's experience in the orthodontic industry, we believe that the total market for orthodontic services substantially exceeds the number of patients currently seeking treatment.

According to the 1999 JCO Study, the number of orthodontists practicing in the United States has remained at about the same level since 1989. The U.S. orthodontic industry includes about 9,000 orthodontists and is currently highly fragmented, with about 86% of the practicing orthodontists acting as sole practitioners. According to the 1999 JCO Study, 9.8% of orthodontists practicing in the United States are affiliated with a practice management company or other management services organization. Orthodontists must complete up to three years of postgraduate studies following completion of dental programs. Many dentists who are not orthodontists also perform certain orthodontic services. Data relating to these dentists are not included in the 1999 JCO Study.

The following table provides information about the U.S. orthodontic industry for each of the years presented:

                        1990         1991         1992         1993         1994         1995         1996         1998*
                     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Number of
practicing
orthodontists ....        8,720        8,760        8,856        8,958        9,060        9,098        9,115        8,934

Number of new
patient cases ....    1,308,000    1,314,000    1,416,960    1,478,070    1,540,200    1,592,150    1,640,700    1,786,800

Average fee per
case .............   $    3,050   $    3,221   $    3,401   $    3,447   $    3,492   $    3,649   $    3,703   $    3,904

----------
*   Information for 1997, 1999 and 2000 has not been published.

TRADITIONAL ORTHODONTIC PRACTICES

According to the 1999 JCO Study, during 1998, the average orthodontist initiated treatment of 200 patients, treated 45 patients per operating day and maintained 450 active cases, and the average orthodontic practice generated gross fees of about $600,000. In 1998, standard case fees in traditional orthodontic practices averaged about $3,890 for children and about $4,180 for adults, with a weighted average fee of $3,904. The charges for preliminary appointments, including a required down payment, averaged $970 to $1,050, with a weighted average of $976, or about 25% of the total fee.

The traditional orthodontic practice typically includes a sole orthodontist, who practices at a single primary location or at an average of less than one satellite office, with an average of about three orthodontic assistants and two business office personnel. At a typical orthodontic office, chairs are arranged in an open room in a somewhat circular pattern. Both the orthodontist and orthodontic assistant must complete treatment on a particular patient before treating the next patient. The traditional orthodontic office is structured so that the orthodontist rotates from one patient to another, as an orthodontic assistant completes the orthodontic work. In the traditional practice, the orthodontist manages the business aspects of the practice and typically does not use third party management services.

OCA AFFILIATED ORTHODONTIC PRACTICES

We believe that our retail-oriented approach to developing orthodontic practices has resulted in significant increases in productivity and profitability for our affiliated orthodontists. Orthodontists who had been affiliated with us for at least three years earned pre-tax practice income of about $420,000 during 2000, which was 40.0% higher than the average pre-tax practice income of $300,000 reported in the 1999 JCO Study as earned by orthodontists in the United States during 1998.

We develop and implement marketing and advertising plans for our affiliated orthodontists, using television, radio and print advertising and internal marketing promotions. During 2000, we spent an average of $66,439 per affiliated orthodontist on direct marketing costs and advertising, a slight increase from $66,426 per affiliated orthodontist in 1999. In contrast, traditional orthodontists, who rely primarily on referrals from dentists and patients, spent an average of $4,400 on marketing and advertising in 1998.

We believe our marketing and advertising strategy has allowed our affiliated orthodontists to generate significantly greater patient volume than traditional orthodontists. Each of our affiliated orthodontists who had been affiliated with us for at least one year generated an average of 538 new case starts during 2000, an increase of 4.9% from 513 average new case starts during 1999, as compared to the 1998 national average of 200 new case starts per orthodontist. During 2000, our affiliated orthodontists generated a total of about 160,639 new case starts, an increase of 27.2% from about 126,307 in 1999, representing initial new patient contract balances of $494.1 million for 2000, an increase of 33.9% from $369.1 million for 1999.

Our operating systems and office designs, along with the efficient use of an average of five orthodontic assistants per orthodontic center, have enabled our affiliated orthodontists to treat more patients per day as compared to traditional orthodontists. Our innovative office designs permit an affiliated orthodontist to treat patients without moving from room to room. Our proprietary patient scheduling system groups appointments by the type of procedure and dedicates certain days exclusively to new patients. During 2000, our affiliated orthodontists who practiced in orthodontic centers open throughout 1999 and 2000 treated an average of 78 patients per operating day, as compared to an average of 45 patients per operating day treated during 1998 by orthodontists in the United States generally.

OPERATING STRATEGY

We believe we add value to our affiliated orthodontists' practices by providing superior and innovative services that are designed to enhance productivity and increase profitability. Key elements of our operating strategy include:

EMPHASIZING HIGH QUALITY PATIENT CARE

We believe that affiliating with orthodontists who provide high quality patient care is a key to our success. Our affiliated orthodontists are graduates of accredited orthodontic training programs and participate in advisory committees that meet each year to perform peer review studies and to consult with our affiliated orthodontists. In addition, we provide operating systems and support that we believe enhance the ability of our affiliated orthodontists to provide quality patient care. Senior clinical technicians and the clinical staff receive training in procedures which enhance the level of patient service. Quality of care is monitored through on-site evaluations, patient surveys and peer review procedures administered by our affiliated orthodontists.

STIMULATING DEMAND FOR ORTHODONTIC SERVICES THROUGH MARKETING AND ADVERTISING

We develop and implement aggressive marketing plans for our affiliated orthodontists, using television, radio and print advertising and internal marketing promotions. We tailor advertisements to local markets and prominently feature the names and locations of our affiliated orthodontists, as well as a 1-800-4BRACES toll-free telephone number and www.4braces.com Internet website. Calls to this toll-free number are automatically routed to an affiliated orthodontic center located near the caller. To supplement this advertising program, we have implemented an internal marketing program designed to assist our affiliated orthodontists in increasing patient referrals from their existing patients, staff and general dentists.

We believe these marketing activities, along with the affordable payment plans provided by our affiliated orthodontists, have allowed our affiliated orthodontists to generate significantly greater patient volume than traditional orthodontists. During 2000, each affiliated orthodontist who had been affiliated with us for at least one year generated an average of 538 new case starts, as compared to the 1998 national average of 200 new case starts per orthodontist. Our affiliated orthodontists generated a total of about 160,639 new case starts during 2000.

INCREASING MARKET PENETRATION WITH COMPETITIVE PATIENT FEES AND CONVENIENT PAYMENT PLANS

Our affiliated orthodontists generally provide a payment plan recommended by us which consists of no down payment, equal monthly payments over the term of the treatment and a final payment at completion of the treatment. We believe that this payment plan and our marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for an average of 26 months, the total fees charged by our affiliated orthodontists averaged $3,379 in 2000, a 3.3% increase from an average of $3,270 in 1999, which was below the 1998 national weighted average of $3,904 for the same term of treatment. We believe that our affiliated orthodontists are able to charge lower fees because of the significant operating efficiencies resulting from our proprietary operating systems and innovative office designs.

ACHIEVING OPERATING EFFICIENCIES THROUGH PROPRIETARY OPERATING SYSTEMS AND INNOVATIVE OFFICE DESIGNS

We assist our affiliated orthodontists in implementing a variety of operating procedures and systems designed to enhance productivity and increase profitability of our affiliated orthodontic centers and to achieve economies of scale, while maintaining quality patient care. These include innovative office designs which increase the number of patients the clinical staff can treat and enhance patient comfort and privacy, a proprietary scheduling system designed to increase capacity of orthodontic centers, efficient use of orthodontic assistants and centralized inventory control and purchasing systems. During 2000, our affiliated orthodontists practicing in orthodontic centers open throughout 1999 and 2000 treated an average of 78 patients per operating day. In comparison, orthodontists in the United States treated an average of 45 patients per operating day in 1998.

PROVIDING SUPERIOR SERVICE THROUGH MANAGEMENT INFORMATION SYSTEMS

We use advanced technology to increase the efficiency of our affiliated orthodontic centers and to improve our integrated business services. Our operations are supported by our computer systems, including patient scheduling, billing and collection, financial and statistical reporting, accounting, inventory control and purchasing. We continue to upgrade our computer systems in anticipation of growth in the number of affiliated orthodontists and orthodontic centers and in order for us to continue to offer our affiliated orthodontists efficient business services. We plan to continue to use Internet-related and other available technology to improve efficiency and reduce costs for our affiliated orthodontic centers.

We have implemented a proprietary patient accounting and scheduling computer system. Our affiliated orthodontic centers are connected to this system by a private computer network, through which we gather data daily so that we may more accurately project and analyze results for our affiliated orthodontic centers. This system is designed to improve operating results for our affiliated orthodontic centers through its financial and past due account controls, convenient user interface and integrated scheduling features. We believe that this system has resulted in improved operating results for our affiliated orthodontic centers. We provide affiliated orthodontists with monthly operating data and quarterly financial statements for each orthodontic center, including management's analysis of the financial results and recommended changes to improve financial and operating performance.

We have also implemented an on-line inventory order system, which allows our affiliated orthodontic centers to order supplies directly from vendors through our private computer network. The order system is designed to reduce supply costs, associated administrative costs, shipping time and storage requirements, and to improve the accuracy of orders placed and the flow of information between vendors and our affiliated orthodontic centers.

GROWTH STRATEGY

Our growth strategy focuses on enabling our affiliated orthodontists to grow their practices and enhance their productivity, and on affiliating with additional orthodontists in the United States and abroad. Key elements of our growth strategy include:

ENHANCING PRODUCTIVITY AND INCREASING PROFITABILITY OF EXISTING CENTERS

A key element of our growth strategy is to promote strong growth in comparable center net revenue. We believe that our affiliated orthodontic centers are operating significantly below their potential capacity, which provides opportunities to increase the productivity and profitability of existing orthodontic centers, while maintaining quality care. We have identified and are implementing several programs designed to enhance the productivity and increase the capacity and profitability of existing orthodontic centers, including the following:

         Increased patient treatment intervals. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care and without extending the patient's total term of treatment. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2000, patients in our affiliated orthodontic centers averaged 43.6 days between office visits, compared to an average of 39.3 days during 1999 and 36.6 days during 1998. This increase in patient treatment interval reduces the number of office visits during a patient's course of treatment, which permits affiliated orthodontists and their staff to treat additional patients.

         Use of general dentists as assistants. In many states, a general dentist may perform several orthodontic procedures that may not be performed by an orthodontic assistant. By using a general dentist as an assistant, an affiliated orthodontist can prescribe certain procedures to be performed by the dentist, which permits the orthodontist to focus on existing and new patients. These procedures are performed under the orthodontist's direction to ensure quality patient care. There are substantially more general dentists in the United States than orthodontists, providing a large pool of individuals who could perform these procedures. We believe that this program will provide an attractive alternative for general dentists. As of December 31, 2000, about 6.1% of our affiliated orthodontists were using general dentists to assist them in performing orthodontic procedures.

         Internal marketing. To supplement our advertising program, we have implemented an internal marketing program designed to assist our affiliated orthodontists in increasing patient referrals from their existing patients and staff. Our affiliated orthodontists also seek to develop strong relationships with general dentists in their area in order to facilitate mutual referrals of patients. New patients occasionally require general dental care before they begin orthodontic treatment, and our affiliated orthodontists may refer these patients to general dentists in their area. We track these referrals and referrals to our affiliated orthodontists by general dentists of patients needing orthodontic services.

ADDING CENTERS AND AFFILIATED ORTHODONTISTS

Since our inception in 1985, we have grown as of December 31, 2000 to be affiliated with 395 orthodontists practicing in 592 orthodontic centers throughout the United States and in Puerto Rico, Japan and Mexico, as compared to 346 affiliated orthodontists in 537 orthodontic centers at December 31, 1999. From January 1, 1985 to December 31, 2000, we developed 306 new orthodontic centers and affiliated with 361 existing orthodontic practices, of which 75 have been consolidated into another orthodontic center. We intend to continue to develop new orthodontic centers with new and current affiliated orthodontists, to affiliate with existing orthodontic practices and to relocate existing practices to new facilities.

We actively market ourselves to orthodontists by targeting practicing orthodontists, military orthodontists and orthodontic students, including the approximately 200 orthodontists who graduate each year from accredited United States orthodontic graduate programs. Our senior management and recruiting staff recruit orthodontists through referrals from our affiliated orthodontists, attending orthodontic conventions, trade shows and association meetings, visiting orthodontic graduate schools, advertising in professional journals and our Internet website. Referrals from our affiliated orthodontists have been our greatest source for recruiting additional orthodontists.

We believe that orthodontists choose to affiliate with us because we provide:

     o    capital required to open an orthodontic center;

     o business and clinical systems and staffing required to operate a new orthodontic center;

     o    opportunities to substantially increase practice income;

     o    opportunities to focus on patient care rather than administration; and

     o opportunities to reduce the need for business development efforts designed to generate referrals from general dentists.

We generally focus our recruitment of orthodontists with existing practices on those who generate less than $500,000 of annual patient revenue prior to their affiliation. We believe that affiliating with existing practices of this size provides us with the opportunity to achieve higher revenue growth rates and lower affiliation costs, relative to larger practices. Existing practices that have affiliated with us have experienced increased average patient revenue and operating income following their affiliation.

On April 7, 2000, we entered into an asset purchase agreement with Apple Orthodontix, Inc. ("Apple"), whereby we agreed to acquire from Apple up to 47 service agreements under which Apple provides business management services to orthodontic practices, along with certain related equipment and other assets. On June 1, 2000, the asset purchase agreement was approved by the U.S. Bankruptcy Court for the Southern District of Texas, in which Apple's bankruptcy proceedings are pending. Our acquisition of each of these service agreements is conditioned on prior consent to the acquisition by the orthodontist party to that service agreement on terms that are satisfactory to us, the orthodontist and, in certain respects, Apple. Through December 31, 2000, we had acquired a total of 12 of these service agreements in a series of separate closings, as agreement was reached with the orthodontist party to each acquired service agreement. In consideration for these 12 acquired service agreements, we have paid Apple a total of $5.0 million in cash. In addition, we have issued a total of 57,643 shares of our common stock to the orthodontist parties to these 12 acquired service agreements. We do not currently anticipate that we will acquire a significant number of additional service agreements from Apple.

ESTABLISHING BRAND IDENTITY

We are seeking to develop brand identity through advertisements promoting the "Orthodontic Centers of America" network of affiliated orthodontists, 1-800-4BRACES toll-free telephone number and www.4braces.com Internet website. Our goal is to establish "Orthodontic Centers of America," through its network of affiliated orthodontists, as the preferred name in orthodontic care nationwide. We believe that we have a sufficient number of affiliated orthodontic centers located in communities throughout the United States to support national advertising, and intend to use national advertising to promote our network of affiliated orthodontists. We believe that brand identity and national advertising may permit us to market our affiliated orthodontic centers more efficiently and effectively, including centers located in larger cities (which typically have higher local advertising rates). In November 2000, we began an arrangement with Proctor & Gamble, Inc. in which Proctor and Gamble, Inc. is providing us with advice and assistance in implementing and executing our branding strategy, in connection with non-exclusive distribution of Proctor and Gamble, Inc.'s teeth whitening and related products through our affiliated orthodontic centers.

EXPANDING IN INTERNATIONAL MARKETS

We believe that there are large, untapped markets for orthodontic services outside the United States and that orthodontists in other countries could benefit from our services. We intend to expand our operations in Japan and Mexico and to explore opportunities to expand into Canada, Spain and other countries. Our expansion into any particular country would depend upon its regulatory environment, market demographics, advertising media and economic conditions and our ability to attract quality orthodontists and business personnel in that market. We successfully entered the Japanese market in 1998, where we were affiliated with 20 orthodontists practicing in 25 orthodontic centers as of December 31, 2000. We began operating in Mexico in 1999, where we were affiliated with two orthodontists practicing in three orthodontic centers as of December 31, 2000.

CAPITALIZING ON COMPLEMENTARY PRODUCTS AND SERVICES

We believe that our affiliated orthodontic centers provide an opportunity for our affiliated orthodontists to offer products and services that complement orthodontic treatment, such as teeth whitening, porcelain laminates and non-braces treatment for adults, without making significant investments of capital and resources. At December 31, 2000, about 17.7% of our affiliated orthodontic centers were offering teeth whitening services using light activated teeth whitening systems. Our affiliated orthodontic centers are also beginning to offer an alternative orthodontic procedure for adults which uses clear, removable, plastic aligners rather than braces. In September 2000, we began providing business services for the trial operation of a cosmetic dental center in Jacksonville, Florida. The cosmetic center offers only cosmetic dental services, including teeth whitening, porcelain teeth laminates and alternative orthodontic procedures for adults, and is designed to resemble an upscale boutique or spa rather than a dental office.

ORTHODONTIC CENTERS

LOCATION

At December 31, 2000, we provided integrated business services to 592 orthodontic centers located in 156 market areas in 43 states, Puerto Rico, Japan and Mexico. The following table provides information about these locations:

                                                                 NUMBER OF
                   STATE             ADI(1)                       CENTERS
                   -----             ------                      ---------
                   Alabama.........  Birmingham..............         3
                                     Huntsville..............         4
                                     Mobile..................         1
                                     Montgomery..............         1
                   Arizona.........  Lake Havasu.............         1
                                     Phoenix.................        11
                                     Tucson..................         2
                   Arkansas........  Jonesboro...............         1
                                     Little Rock.............         2
                   California......  Chico/Redding...........         2
                                     Eureka..................         1
                                     Fresno..................         2
                                     Los Angeles.............         5
                                     Palm Desert.............         1
                                     Sacramento..............         5
                                     Salinas.................         3
                                     San Diego...............         9
                                     San Francisco...........         7
                                     San Jose................         5
                   Colorado........  Colorado Springs........         3
                                     Denver..................         9
                                     Fort Collins............         1
                                     Grand Junction..........         1
                   Connecticut.....  Hartford................         9
                   Florida.........  Fort Lauderdale/Miami...        11
                                     Fort Myers..............         3
                                     Gainesville.............         3
                                     Jacksonville............         5
                                     Orlando.................        12
                                     Panama City.............         1
                                     Pensacola...............         1
                                     Tallahassee.............         1
                                     Tampa...................        11
                                     West Palm Beach.........         4
                   Georgia.........  Albany..................         3
                                     Atlanta.................        15
                                     Augusta.................         1
                                     Columbus................         1
                                     Savannah................         2
                                     Tallahassee, FL.........         1
                   Hawaii..........  Honolulu................         1
                   Idaho...........  Spokane, WA.............         1
                   Illinois........  Chicago.................         5
                                     Peoria..................         4
                                     Rockford................         1
                                     St. Louis, MO...........         5
                   Indiana.........  Indianapolis............         4
                                     Louisville, KY..........         1
                   Kansas..........  Kansas City, MO.........         1
                   Kentucky........  Lexington...............         2
                                     Louisville..............         2
                   Louisiana........ Alexandria..............         2
                                     Baton Rouge.............         4
                                     Lafayette...............         1
                                     Lake Charles............         1
                                     Monroe..................         1
                                     New Orleans.............        11
                                     Shreveport..............         1
                   Maine............ Portland................         3
                   Maryland......... Baltimore...............         7
                                     Rockville/Washington DC          8
                   Massachusetts.... Boston..................        11
                                     Providence, RI..........         2
                                     Springfield.............         3
                   Michigan......... Detroit.................         9
                                     Grand Rapids............         1
                                     Kalamazoo...............         4
                                     Saginaw.................         2
                   Minnesota........ Minneapolis.............         8
                   Mississippi...... Columbus................         2
                                     Gulfport................         4
                                     Hattiesburg.............         1
                                     Jackson.................         4
                                     Meridian................         3
                                     New Orleans, LA.........         1
                   Missouri......... Kansas City.............         3
                                     St. Louis...............         7
                   Nevada........... Las Vegas...............         2
                                     Reno....................         1
                   New Hampshire.... Boston, MA..............         1
                   New Jersey....... Atlantic City...........         3
                                     Philadelphia, PA........         3
                                     Trenton.................         2
                                     Vineland................         1
                   New Mexico....... Albuquerque.............         2
                                     Farmington..............         1
                   New York......... Albany..................         2
                                     Buffalo.................         1
                                     New York City...........        12
                                     Rochester...............         3
                                     Syracuse................         2
                   North Carolina... Charlotte...............         6
                                     Greenville..............         5
                                     Raleigh-Durham..........         4
                                     Winston-Salem...........         4
                   North Dakota..... Minot...................         2
                   Ohio............. Cincinnati..............         6
                                     Cleveland...............        15
                                     Columbus................         4
                                     Dayton..................         2
                                     Toledo..................         2
                                     Youngstown..............         2
                   Oklahoma........  Oklahoma City...........         5
                                     Tulsa...................         2
                   Oregon..........  Bend....................         3
                                     Portland................         4
                   Pennsylvania....  Baltimore, MD...........         1
                                     Harrisburg..............         3
                                     Johnstown/Altoona.......         3
                                     Philadelphia............        10
                                     Pittsburgh..............         1
                                     Scranton................         3
                   Rhode Island....  Providence..............         1
                   South Carolina..  Charleston..............         3
                                     Charlotte, NC...........         1
                                     Columbia................         3
                                     Florence................         1
                                     Greenville..............         3
                                     Savannah, GA............         3
                   Tennessee.......  Chattanooga.............         3
                                     Johnson City/
                                     Bristol/Kingsport.......         3
                                     Knoxville...............         3
                                     Memphis.................         4
                                     Nashville...............         6
                   Texas...........  Austin..................         7
                                     Beaumont................         1
                                     Brownsville.............         4
                                     Corpus Christi..........         1
                                     Dallas/Ft. Worth........        23

                                                                 NUMBER OF
                   STATE             ADI(1)                       CENTERS
                   -----             ------                      ---------
                                     El Paso.................         3
                                     Houston.................        11
                                     Longview/Tyler..........         2
                                     Odessa..................         2
                                     San Antonio.............         3
                                     Shreveport, LA..........         1
                                     Victoria................         2
                                     Waco....................         3
                   Utah............  Salt Lake City..........         8
                   Virginia........  Arlington/Washington,
                                     D.C.....................         6
                                     Harrisonburg............         1
                                     Norfolk.................         4
                                     Richmond................         3
                   Washington......  Portland, OR............         2
                                     Seattle.................         8
                                     Spokane.................         2
                   West Virginia...  Wheeling................         3
                   Wisconsin.......  Milwaukee...............         5
                   Wyoming.........  Casper..................         2
                   Japan...........  Ichinomiya..............         1
                                     Komaki..................         1
                                     Kyoto...................         5
                                     Nanba...................         1
                                     Sanda...................         2
                                     Tokyo...................        15
                   Mexico..........  Mexico City.............         3
                   Puerto Rico.....  San Juan................         5
                                                                      -

                        Total................................       592
                                                                    ===


-----------------
(1) "ADI" refers to an area of dominant influence (as defined by Arbitron Ratings Company) and is the broadcast coverage area of television and radio stations in a given market area. Some orthodontic centers indicated as being located in a particular ADI are located in a state other than that shown for the ADI above.


DESIGN

Our affiliated orthodontic centers are generally located either in shopping centers or professional office buildings. Substantially all of our affiliated orthodontic centers include private treatment rooms and large patient waiting areas. This allows our affiliated orthodontic centers to locate in a broader range of office space than a traditional orthodontic practice, which typically uses one large treatment area. Our affiliated orthodontic centers typically include up to six treatment rooms and range in size from about 2,000 to 2,500 square feet, depending on the needs of the particular center.

STAFFING AND SCHEDULING

An affiliated orthodontic center is typically open from 8:30 a.m. to 6:30 p.m. for days on which patients are scheduled and at least one Saturday each month. In markets in which there are two or more orthodontic centers, each orthodontic center in that market is typically fully staffed only for days on which the affiliated orthodontist is scheduled to work, generally ranging from two to 20 days per month. Staff members dedicated to orthodontic centers in that market, including the business personnel and the orthodontic assistants, typically rotate with the affiliated orthodontist among the orthodontic centers in the market. On all other days, the orthodontic center is typically staffed only by a receptionist who answers the telephone and books appointments.

The orthodontic centers typically schedule patients based upon this rotation schedule, if applicable. Therefore, a particular orthodontic center generally will have appointments available only for pre-established days each month. To promote efficiency, the orthodontic centers typically group appointments for particular types of procedures together on designated days, with each orthodontic center typically scheduling specified days on which new patients are treated and other days each month during which current patients are treated. This system permits use of an orthodontic center by a greater number of patients each day patients are treated.

The orthodontic centers typically dedicate certain days each month to seeing new patients. They schedule longer appointments for new patient days to allow for the initial consultation, preliminary procedures (including teeth impressions and x-rays) and the placing of spacers between the patient's teeth in anticipation of the application of the braces at the next appointment. If the affiliated orthodontist recommends orthodontic treatment, the patient or the patient's parent generally then signs a contract for the treatment. The grouping of new patient appointments separately from the monthly appointments for existing patients avoids inefficiencies which might be created by the longer appointments required for new patients.

Within two weeks after a patient's initial visit, a patient typically returns to an orthodontic center for application of braces and returns every four to eight weeks for adjustments to the braces. The patient typically pays any outstanding balance prior to receiving his or her chart and proceeding to a waiting room. The affiliated orthodontist then typically reviews the status of the treatment and prescribes any necessary adjustments to the braces. The patient then typically proceeds to a private treatment room, where an orthodontic assistant makes the prescribed adjustments. The patient then typically returns to the affiliated orthodontist for final examination and adjustments that must be made by an orthodontist. Before leaving the orthodontic center, the patient typically schedules his or her next appointment and receives appropriate written information or instructions regarding his or her activities during the interim period.

PAYMENT PLAN

Our affiliated orthodontists generally provide their patients with a payment plan that we recommend, which consists of no initial down payment, equal monthly payments during the term of the treatment and a final payment at the completion of treatment. At the initial treatment, the patient or his or her parent typically signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is generally fixed at the beginning of the case and corresponds to the anticipated number of months of treatment, which averages about 26 months.

If a patient terminates the treatment prior to the completion of the treatment period, the patient is generally required to pay the balance due for all services rendered through the date of termination. Patients generally may transfer to another of our affiliated orthodontic centers for the completion of their treatment, and continue to pay the remaining balance under their existing patient contract. Uncollectible amounts totaled 0.8% of our net revenue during 2000 and 1999. Our bad debt reserve as a percentage of service fees receivable was 6.8% and 9.9% as of December 31, 2000 and 1999, respectively.

Our affiliated orthodontists have not generally accepted payment by Medicare or Medicaid for services provided. Other payment plans with lower total payments by the patient are available for patients who have insurance coverage for treatment. During 2000, 17.8% of the patients treated at our affiliated orthodontic centers had some form of insurance coverage, a slight increase from 17.1% during 1999, and 13.9% of the patient revenue of our affiliated orthodontists was paid by a third party payor, as compared to 12.4% during 1999. The patient is generally responsible for any portion of the fee that is not covered by insurance.

SERVICES AND OPERATIONS

We provide a wide range of services for affiliated orthodontists, including marketing and advertising, management information systems, financial and statistical reporting, purchasing, billing and collections, staffing, other operational services, office leasing and construction and financial services. Our affiliated orthodontists maintain full control over their orthodontic practices, determine which personnel, including orthodontic assistants, to hire or terminate and set their own standards of practice in order to promote quality orthodontic care.

MARKETING AND ADVERTISING

We develop and implement marketing and advertising for our affiliated orthodontists, using television, radio and print media advertising. We tailor this advertising to the particular local market, and prominently feature the names and locations of the orthodontic center and the affiliated orthodontist. Advertising and direct marketing expenditures averaged $66,439 per affiliated orthodontist in 2000 as compared to a national average of $4,400 per orthodontist for traditional practices in 1998.

The general public traditionally has had little information about orthodontic fees prior to consultation with an orthodontist. The advertising we have produced stresses our affiliated orthodontists' affordable payment plan and that the affiliated orthodontists are specialists in the field of orthodontics (not general dentists practicing orthodontics). The advertisements also emphasize the importance of utilizing a specialist for orthodontic care and that our affiliated orthodontic centers are conveniently located in each market and operate for extended hours and on some weekend days to accommodate working parents. The advertisements also feature the 1-800-4BRACES toll free telephone number which routes incoming calls to an orthodontic center located in the caller's area. Our affiliated orthodontic centers typically receive increased inquiries from prospective patients following a broadcast of the advertisements. Accordingly, the scheduling of television and radio advertisements is coordinated to achieve optimal use of advertisement expenditures, with the level of advertising coordinated with available orthodontic center capacity to achieve desired new patient levels at a particular orthodontic center.

To supplement advertising of our affiliated orthodontic centers, we have implemented an internal marketing program designed to assist our affiliated orthodontists in increasing patient referrals from their existing patients and staff. Our affiliated orthodontists also seek to develop strong relationships with general dentists in their area in order to facilitate mutual referrals of patients.

MANAGEMENT INFORMATION SYSTEMS

We provide our affiliated orthodontists with management and financial information systems designed to improve orthodontic center efficiencies and provide cost savings for orthodontic center operations. These systems also maintain greater uniformity in the manner in which services are provided at our affiliated orthodontic centers. We use information systems which track data related to our affiliated orthodontic centers' operations and financial performance. We monitor all expenditures on advertising and reallocate resources between markets where advertising expenditures need to be increased or decreased. Our systems also track new patient cases for each of our affiliated orthodontic centers on a daily basis so that changes in operational, advertising and marketing efforts can be made promptly to better ensure that new patient cases at our affiliated orthodontic centers are within projected levels. Our affiliated orthodontic centers send billing and collection information to us daily for processing.

We have implemented a proprietary patient accounting computer software and scheduling system. Our affiliated orthodontic centers are connected to this system by a private computer network, through which we gather data and generate comprehensive reports so that we may more accurately project and analyze results for our affiliated orthodontic centers. This system is designed to improve operating results for our affiliated orthodontic centers through its financial and past due account controls, convenient user interface and integrated scheduling features.

FINANCIAL AND STATISTICAL REPORTING

We also provide our affiliated orthodontists with monthly operating data and quarterly financial statements. With the quarterly financial statements, we provide an analysis of the financial results and recommend changes to improve financial performance of our affiliated orthodontic centers. This analysis allows our affiliated orthodontists and us to make periodic adjustments in marketing and operating the orthodontic centers.

PURCHASING

By leveraging the number of orthodontic centers with which we are affiliated, we are able to make bulk purchases of equipment, office furniture, inventory and supplies in order to reduce per unit costs and associated administrative expenses. We negotiate arrangements with suppliers that provide cost savings to each of our affiliated orthodontic centers. We have also implemented an on-line inventory ordering system, which allows our affiliated orthodontic centers to order supplies directly from vendors through our private computer network. The ordering system is designed to reduce supply costs, storage requirements and shipping time and improve the accuracy of orders placed and the flow of information between vendors and our affiliated orthodontic centers.

OPERATIONS

Our operations department services the operational needs of our affiliated orthodontic centers. Operation managers within the operations department respond to various operational questions and requests from our affiliated orthodontic centers located within an assigned geographic region, including those relating to inventory, supplies, equipment and operational efficiencies. The operations department provides the affiliated orthodontist and staff of each orthodontic center with periodic reports regarding that orthodontic center's performance. We maintain an incentive-based compensation program for our employees which rewards employees based upon their performance and the operating results of our affiliated orthodontic centers, including increased collections and case starts and cost containment efforts.

STAFFING

We generally employ all of the staff in our affiliated orthodontic centers, other than the orthodontists and any general dentist assistants. Our employees generally include the center manager, front desk personnel and other center support staff, and, except where prohibited by law, the orthodontic assistants. We also employ personnel in our corporate offices to provide centralized billing, operations, information systems and other support services.

TRAINING

Our affiliated orthodontists receive initial training regarding our operating systems at our training office in Jacksonville, Florida to enable an affiliated orthodontist to take advantage of the efficiencies created by our systems. We also employ training teams which travel to each new orthodontic center to train the orthodontic center's clinical and business staff with respect to our operating systems on an ongoing basis. Our training department monitors the operations of each new orthodontic center during the first six months of its operations. In some cases, follow-up visits by the training team are conducted as necessary following the opening of an orthodontic center to maintain operating efficiencies.

LEASING AND CONSTRUCTION

Our leasing and construction department locates and leases suitable office space for new orthodontic centers in new markets and new locations within existing markets. The leasing and construction department also coordinates construction of the interior of new orthodontic centers to accommodate our proprietary office designs. This department also relocates and remodels the offices of some of the existing orthodontic practices with which we affiliate.

AGREEMENTS WITH AFFILIATED ORTHODONTISTS

We provide a wide range of services to our affiliated orthodontists under either a service agreement or a consulting agreement. The specific form of the agreement is based upon the dental regulatory provisions of the particular state in which an orthodontic center is located. The service agreement is used in the majority of states, with some minor variations from state to state. The consulting agreement, also with some variations from state to state, is used in states with particularly stringent laws relating to the practice of dentistry. We enter into a separate service or consulting agreement with each affiliated orthodontic practice owner. If an affiliated orthodontist operates his or her practice through a professional corporation or association or other similar entity, that entity is a party to the agreement, as well as the affiliated orthodontist.

SERVICE AGREEMENTS

Under the service agreement, we provide our affiliated orthodontists with a comprehensive range of business services. Our service agreements generally provide for a monthly service fee based upon the result of about 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated orthodontist. The amounts retained by an affiliated orthodontist are based on a percentage of the operating profits of the orthodontist's practice on a cash basis, generally cash collections minus expenses during the period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 2 to our Consolidated Financial Statements included elsewhere in this Report.

The terms of our service agreements range from 20 to 40 years, with most terms ranging from 20 to 25 years. If a service agreement terminates prior to the end of its term due to either our or the affiliated orthodontist's breach, the non-breaching party generally has the option of purchasing the breaching party's interest in the practice-related assets, including all equipment and improvements, for a purchase price determined under a formula provided for in the agreement. Under circumstances where, following termination, we purchase the affiliated orthodontist's interest in the practice assets and convey them to another orthodontist, the original orthodontist is generally prohibited from competing with the new orthodontist within a specified area. In addition, if termination is due to the affiliated orthodontist's breach, the service agreement generally provides that the orthodontist must refund us the unamortized portion of any amounts that we paid him or her in consideration of his or her affiliation, based on a straight-line 25 year amortization. In some cases, an affiliated orthodontist may terminate his or her service agreement without cause after a specified period of time, subject to substitution of another affiliated orthodontist and an obligation not to compete within a specified area.

CONSULTING AGREEMENTS

The types of services we provide to affiliated orthodontists under the consulting agreements are generally similar to the services we provide under the service agreements. However, rather than being based on a percentage of patient contract balances, the service fees paid to us by the affiliated orthodontists under the consulting agreements are a combination of, depending on the service being performed, "cost-plus" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give us a right to purchase the orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the affiliated orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, the hiring and termination of staff and the purchase of equipment and supplies.

GOVERNMENT REGULATION

The field of orthodontics is highly regulated. In general, regulation of healthcare companies is increasing.

Each state and country in which we operate has laws which impose professional licensing requirements on dentists and orthodontists and specifically regulate the practice of dentistry and orthodontics. The practice of dentistry is generally defined to include the practice of orthodontics under these laws. The dental practice laws of many states prohibit non-dentists (such as us) from employing dentists or orthodontists, and, in a smaller number of states, from employing dental or orthodontic assistants or hygienists. The dental practice laws of many states also prohibit non-dentists (such as us) from engaging in the practice of dentistry or orthodontics, which in certain states is defined to include managing or operating a dental or orthodontic office, as well as the employment of dentists. A number of states limit the ability of a non-dentist to own a dental office or the equipment used in such an office, with some such states allowing ownership of a dental office or equipment by a non-dentist or non-orthodontist only if the office and equipment are leased to a dentist or orthodontist by the non-licensed entity under a bona fide lease agreement and remain under the care, custody and control of the dentist or orthodontist throughout the term of the lease. The dental practice laws of many states also prohibit dentists and orthodontists from splitting fees with non-dentists and non-orthodontists. In some states, these laws have been interpreted to prohibit dentists from paying fees to management companies that are based on a percentage of patient revenues or collections. The dental practice laws of some states also prohibit entities that are classified as dental referral services from being reimbursed by dentists on a per referral basis.

Some state dental practice laws (or the regulations promulgated under such laws) specifically regulate agreements between dentists and dental practice management companies. In general, these laws and regulations allow dentists and orthodontist to enter into such agreements only if the dental practice management company does not directly or indirectly interfere with the dentist's exercise of his or her independent professional judgement and if the dentist or orthodontist has control over all clinical aspects of his or her practice. Some states require that the management or service fees paid under such agreements be reasonable and not be based on the management company's referral of patients to the dentist or orthodontist.

Advertising by orthodontists is also regulated under state dental practice laws. The laws of some states prohibit advertising of orthodontic services under a trade or corporate name and require that all advertisements be in the name of the orthodontist. A number of states also regulate the content of advertisements of orthodontic services and the use of promotional gift items.

In addition to the state dental practice laws, the practice of orthodontics is regulated by various state and federal laws and regulations that are applicable to health care providers and health care operations in general. A number of states have enacted anti-kickback laws that prohibit payments or other remuneration for the referral of patients to all types of licensed health care providers, including orthodontists (which are in addition to the similar prohibitions found in some state dental practice laws). In addition, federal and state laws regulate health maintenance organizations and other managed care organizations, for which orthodontists may be providers. State and federal laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the privacy regulations promulgated by the U.S. Department of Health and Human Services under HIPAA, also regulate the handling by orthodontists and other health care providers of certain confidential health care and related information concerning their patients. The HIPAA privacy regulations also regulate the handling of confidential health care and related information by certain business associates (which may include us) of such providers, to the extent that the business associate comes into contact with the information.

Based on our familiarity with the operations of our affiliated orthodontic centers and the activities of our affiliated orthodontists, we believe that our activities do not violate the dental practice laws or regulations of the states in which we operate, or other state or federal laws or regulations generally applicable to health care providers and operations, as such laws and regulations relate to our activities. We regularly monitor developments in these laws and regulations. Future changes in the interpretation of these laws and regulations, the enactment of more stringent laws and regulations or other changes in the business and regulatory environment could require us to change the structure and terms of our existing contractual relationships with our affiliated orthodontists, how the services of our affiliated orthodontists are marketed and advertised, or other aspects of our operations. In addition, the laws and regulations of some states and countries could restrict expansion of our operations in those jurisdictions. While we plan to structure all of our agreements, operations and marketing in accordance with applicable laws and regulations, our arrangements could be successfully challenged and any required changes could have a material adverse effect on our operations, prospects or profitability.

The operations of our affiliated orthodontic centers must also meet federal, state and local regulatory standards related to the safety and health of clinic employees and the maintenance of safe premises (in addition to laws and regulations related to the practice of dentistry and to health care providers in general). Historically, those standards have not had a material adverse effect on the operations of our affiliated orthodontic centers. Based on our familiarity with the operations of our affiliated orthodontic centers and the activities of our affiliated orthodontists, we believe that our orthodontic centers comply in all material respects with applicable federal, state and local laws and regulations relating to safety and health.

COMPETITION

The business of providing orthodontic services is highly competitive in each of the markets in which our affiliated orthodontists operate. Our affiliated orthodontists compete with orthodontists who operate in single and multiple offices. Our affiliated orthodontists also compete with general dentists who provide certain orthodontic services. The provision of orthodontic services by general dentists has increased in recent years. Other companies currently provide management services to orthodontic practices on a national basis. Companies with similar objectives and substantially greater financial resources may enter our markets and compete with us.

EMPLOYEES

At December 31, 2000, we employed 2,381 persons, including 1,809 full-time employees and 115 employees in our corporate offices. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. We do not employ our affiliated orthodontists.

INSURANCE

We maintain general liability and property insurance. The cost of insurance coverage varies, and the availability of some coverage has fluctuated in recent years. While we believe, based upon our claims experience, that our current insurance coverage is adequate for our current operations, our coverage may not be sufficient for all future claims and may not continue to be available in adequate amounts or at reasonable rates. Our affiliated orthodontists purchase and maintain their own malpractice liability insurance coverage, and must use reasonable efforts to have us named as an additional insured party on their respective insurance policies.

ITEM 2. PROPERTIES

We lease an average of between 2,200 and 2,500 square feet of office space for each of our affiliated orthodontic centers. The typical lease for office space is for a term of approximately five years, and generally provides for renewal options for additional years. The average rental payment is approximately $2,600 per month. As demand for orthodontic services has increased in a particular market, we have leased and developed new affiliated orthodontic centers in that market rather than expand its existing orthodontic centers, because the size of each affiliated orthodontic center, particularly those located in shopping malls, has been limited.

We lease approximately 14,376 square feet of corporate office space in Ponte Vedra Beach, Florida under a lease which expires in June 2010. We also maintain a corporate office in approximately 5,300 square feet of office space in Metairie, Louisiana under a lease which expires in October 2005. We maintain two corporate offices in Japan, in approximately _______ and _______ square feet of office space under leases expiring in ________ 20__ and _______ 20__, respectively.

ITEM 3. LEGAL PROCEEDINGS

On October 15, 1999, Sam Callender, D.D.S. and his limited liability company, Colorado Orthodontics, LLC, filed an action in the District Court of the City and County of Denver, Colorado against us, our wholly-owned subsidiary Orthodontic Centers of Colorado, Inc. ("OCA-Colorado"), and Dr. Ronald M. Roncone. On August 14, 2000, the plaintiffs amended their complaint to add Bartholomew F. Palmisano, Sr. as a defendant in the action. In their complaint, the plaintiffs alleged that we and OCA-Colorado breached the terms of the service agreement between OCA-Colorado and Dr. Callender, and that we and Dr. Roncone allegedly made certain fraudulent representations to

Dr. Callender in connection with his decision to enter into the services agreement and a related asset purchase agreement with OCA-Colorado. The complaint also alleged that we and Dr. Roncone tortiously interfered with the proposed sale of a portion of Dr. Callender's interest in his limited liability company to another orthodontist, and that we and Dr. Roncone allegedly breached certain fiduciary duties to the plaintiffs in connection with that sale. The complaint sought an unspecified amount of actual and punitive damages, and a declaratory judgment that Dr. Callender's service agreement has been terminated. On November 19, 1999, the lawsuit was removed to the United States District Court for the District of Colorado. On January 31, 2000, we and OCA-Colorado filed an answer generally denying the plaintiffs' claims, as well as a counterclaim against the plaintiffs, which alleged, among other things, that the plaintiffs breached the terms of the service agreement, and sought compensatory and other damages. On March 14, 2001, the court stayed proceedings in the case until September 15, 2001 due to a potential settlement and dismissal of the action and counterclaim. Under the terms of a proposed settlement, Dr. Callender would transfer his practice to another orthodontist, who would continue the affiliation with us, and the lawsuit would be dismissed. We cannot assure you that this settlement will ultimately be completed. If we are not successful in this action or if a favorable settlement agreement is not reached, we believe that it would not have a material adverse effect on our financial condition and operating results.

On May 12, 2000, Benjamin M. Pridemore, Jr., D.D.S. and B. Morgan Pridemore, III filed an action in the Superior Court of Fulton County, Georgia against us and our wholly-owned subsidiary, Orthodontic Centers of Georgia, Inc. ("OCA-Georgia"). In the complaint, the plaintiffs alleged that we and OCA-Georgia breached an agreement to settle a previous lawsuit that these plaintiffs brought against us and OCA-Georgia in connection with a proposed affiliation with Dr. Pridemore, which was never completed. The plaintiffs also alleged that we and OCA-Georgia fraudulently induced the plaintiffs to enter into the settlement agreement. The plaintiffs are seeking specific enforcement of the settlement agreement and unspecified compensatory and punitive damages and attorneys' fees. We believe that we have meritorious defenses in this action, and that the plaintiffs' claims lack merit. We intend to pursue this matter vigorously. Litigation is, however, inherently uncertain, and we are currently unable to assure you that we will prevail in this action. We are also currently unable to assure you that, if we do not prevail, it would not have a material adverse effect on our financial condition or results of operations. Regardless of the outcome, this lawsuit could be costly, time-consuming and could divert our senior management's time and attention.

On October 17, 2000, we filed an action against Dr. Ronald M. Roncone in the United States District Court for the Southern District of California. Shortly before filing the action, we terminated Dr. Roncone's employment for cause. In our complaint, we allege that Dr. Roncone breached the terms of his employment agreement with us. We also allege that Dr. Roncone failed to satisfy a condition to our performance under the employment agreement by failing and refusing to affiliate his orthodontic practice with us. In the action, we seek a declaratory judgment that Dr. Roncone's failure to satisfy the condition precedent relieves us of any obligations under the employment agreement, that the termination of Dr. Roncone for cause and Dr. Roncone's failure to recruit the minimum number of affiliated orthodontists relieves us from any obligation to pay certain incentive compensation to Dr. Roncone under the employment agreement and that, if the court finds that Dr. Roncone is entitled to incentive compensation, that the compensation take the form of our stock options rather than shares of our common stock. We also seek repayment with interest of about $2.3 million that we loaned to Dr. Roncone, about $1.4 million that we paid to a third party lender as guarantor of a loan to Dr. Roncone and about $1.0 million that we advanced on Dr. Roncone's behalf to lease, improve and equip a training center and orthodontic office for Dr. Roncone. Dr. Roncone filed a counterclaim against us on November 1, 2000, alleging that we have breached the terms of the employment agreement and that we have breached the terms of an alleged oral agreement or oral modification to the employment agreement to convert about $3.0 million in loans to Dr. Roncone to an interest-free basis and, at his option, compensation, and to waive Dr. Roncone's obligation to affiliate his practice with us. Dr. Roncone seeks an unspecified amount of money damages or 700,000 shares of our common stock. On January 8, 2001, we filed an answer to Dr. Roncone's counterclaim, in which we generally denied his allegations. We believe that we have meritorious claims and defenses in this action, and that Dr. Roncone's claims lack merit. We intend to pursue this matter vigorously. Litigation is, however, inherently uncertain, and we are currently unable to assure you that we will prevail in this action or counterclaim. We are also currently unable to assure you that, if we do not prevail, it would not have a material adverse effect on our financial condition or results of operations. Regardless of the outcome, this lawsuit could be costly, time-consuming and could divert our senior management's time and attention.

On April 9, 2001, Joanne Bay filed an action in the United States District Court for the Eastern District of Louisiana against us and Bartholomew F. Palmisano, Sr., Bartholomew F. Palmisano, Jr. and Dr. Gasper Lazzara, Jr. Through April 16, 2001, we had not been served with a copy of the complaint. The action purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of our common stock from April 27, 2000 through March 15, 2001. In the complaint, the plaintiff alleged that we and the other defendants violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly recognizing revenue in violation of generally accepted accounting principles and SEC disclosure requirements and by allegedly making false and misleading statements about our financial results and accounting. The plaintiff is seeking unspecified compensatory damages, interest and attorneys' fees. We believe that this action lacks merit, and we deny the plaintiff's allegations. We intend to defend this action vigorously. This lawsuit is at a very early stage, and at this time we cannot predict whether we will prevail in this action or estimate the amount of damages that we might incur. We are also currently unable to estimate any reimbursement that we may receive from insurance policies in the event we incur any damages or costs in connection with this action. Regardless of the outcome, this lawsuit could be costly, time-consuming and could divert our senior management's time and attention.

We and our affiliated orthodontists may, from time to other time, be party to other litigation or administrative proceedings which arise in the normal course of our business. We do not have pending any other litigation that, if adversely determined, we believe would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol "OCA." The following table sets forth, for the periods indicated, the range of high and low sale prices per share for our common stock, as reported on the New York Stock Exchange.

                                                                       HIGH              LOW
                                                                       ----              ---
                 2000:

                 First quarter.......................                 $20.25            $11.06
                 Second quarter......................                  27.44             15.63
                 Third quarter.......................                  35.31             21.94
                 Fourth quarter......................                  34.94             23.44

                 1999:

                 First quarter.......................                 $20.13            $12.50
                 Second quarter......................                  17.25             10.81
                 Third quarter.......................                  18.94             13.25
                 Fourth quarter......................                  18.00             11.00

At March 30, 2001, the last reported sale price of our common stock was $20.50 per share, and the number of holders of record of our common stock was 288.

We have never declared or paid cash dividends on our common stock. We expect that any future earnings will be retained for the growth and development of our business. Accordingly, we do not anticipate that we will declare or pay any cash dividends on our common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors. In addition, our revolving line of credit does not permit us to pay cash dividends.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

In the table below, we provide you with our selected financial and operating data. We have prepared the statement of income and balance sheet data using our consolidated financial statements for the five years ended December 31, 2000. When you read this selected financial and operating data, it is important that you read along with it the historical financial statements and related notes included elsewhere in this Report, as well as the section of this Report captioned "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1996       1997         1998        1999         2000
                                                     ---------   ---------   ---------   ---------    ---------
STATEMENT OF INCOME DATA:                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenue ......................................   $  71,273   $ 117,326   $ 171,298   $ 226,290    $ 268,836
                                                     ---------   ---------   ---------   ---------    ---------
Direct expenses:
  Employee costs .................................      19,895      33,429      46,878      61,224       78,051
  Orthodontic supplies ...........................       5,428       8,789      13,287      17,136       21,274
  Rent ...........................................       6,114      10,299      14,128      18,624       23,973
  Marketing and advertising ......................       6,644       9,855      15,491      16,874       22,001
                                                     ---------   ---------   ---------   ---------    ---------
Total direct expenses ............................      38,081      62,372      89,784     113,858      145,299
General and administrative .......................       8,703      13,356      18,104      23,270       28,360
Depreciation and amortization ....................       2,814       5,640       9,124      12,238       15,175
                                                     ---------   ---------   ---------   ---------    ---------
Operating profit .................................      21,675      35,958      54,286      76,924       80,002
Interest (expense) income, net ...................       1,935       1,143         280      (2,204)      (3,731)
                                                     ---------   ---------   ---------   ---------    ---------
Income before income taxes .......................      23,610      37,101      54,566      74,720       76,271
Provision for income taxes .......................       9,208      14,469      20,753      28,206       28,549
                                                     ---------   ---------   ---------   ---------    ---------
Income before cumulative effect
  of changes in accounting principles ............      14,402      22,632      33,813      46,514       47,772
Cumulative effect of changes in accounting
   principles, net of income tax (1)(2) ..........          --          --          --        (678)     (50,576)
                                                     ---------   ---------   ---------   ---------    ---------
Net income (loss) ................................   $  14,402   $  22,632   $  33,813   $  45,836    $  (2,854)
                                                     =========   =========   =========   =========    =========
Net income per share before cumulative effect
  of changes in accounting principles (3) ........   $     .33   $     .50   $     .70   $     .96    $     .96
Cumulative effect of changes in accounting
  principles, net of income tax per
  share(1)(2) ....................................          --          --          --        (.02)       (1.02)
                                                     ---------   ---------   ---------   ---------    ---------
Net income (loss) per share (3) ..................   $     .33   $     .50   $     .70   $     .94    $    (.06)
                                                     =========   =========   =========   =========    =========
Weighted average shares outstanding (3) ..........      43,708      45,414      48,502      48,643       49,845
Pro forma net income for change in
   accounting principle adopted effective
   January 1, 2000 (2)(4) ........................   $   8,288   $  12,013   $  22,276   $  32,326          N/A
Pro forma net income per share for change in
   accounting principle adopted effective
   January 1, 2000 (2)(4) ........................   $     .19   $     .26   $     .46   $     .66          N/A



                                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                            1996          1997        1998         1999         2000
                                                          ---------    ---------    ---------    ---------    ---------
OPERATING DATA:                                                (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE DATA)

Number of orthodontic centers (5) .....................         247          360          469          537          592
Comparable orthodontic center net revenue
   growth (6) .........................................        22.2%        20.0%        19.2%        20.1%        22.6%(7)
Total case starts .....................................      44,910       70,611       95,377      126,307      160,639

                                                                    AS OF DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
BALANCE SHEET DATA:                                                 (IN THOUSANDS)

Cash and cash equivalents ...................   $ 11,827   $  9,865   $  1,601   $  5,822   $  4,690
Working capital .............................     40,219     68,243     59,634    102,276     39,573
Total assets(8) .............................    142,460    224,805    292,472    362,816    367,947
Total debt ..................................      3,397     10,393     31,332     58,793     61,001
Total equity ................................    114,887    190,740    231,159    278,527    287,196

--------------

(1) See Note 2 to our Consolidated Financial Statements included elsewhere in this Report for information regarding the cumulative effect of a change in accounting principle effective January 1, 1999 related to Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(2) See Note 2 to our Consolidated Financial Statements included elsewhere in this Report for information regarding the cumulative effect of a change in accounting principle effective January 1, 2000 related to revenue recognition and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

(3) These amounts represent the full dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. See Note 6 to our Consolidated Financial Statements included elsewhere in this Report.

(4) Pro forma amounts were calculated assuming our change in revenue recognition effective January 1, 2000 pursuant to SAB 101 had been in effect for all periods presented.

(5)  These amounts are presented as of the end of the period.

(6) These amounts represent the growth in net revenue in the indicated period relative to the comparable prior-year period by orthodontic centers that were affiliated with us throughout each of the two periods being compared. There were 53 of these comparable orthodontic centers in 1995, 75 in 1996, 130 in 1997, 227 in 1998, 332 in 1999, and 469 in 2000. The amount of that growth has been significantly affected by the number of newly-opened orthodontic centers included in the computation, because newly-opened orthodontic centers have experienced significant growth during their first 26 months of operations. The average term of a patient contract is about 26 months. Our affiliated orthodontic centers have typically reached maturity as patients are added during the first 26 months of operations.

(7) This amount represents the growth in net revenue in 2000 for orthodontic centers open throughout 1999 and 2000, compared to pro forma net revenue for these centers in 1999, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition."

(8) To conform to the balance sheet presentation as of December 31, 2000, amounts reported as of December 31, 1996, 1997, 1998 and 1999 as patient prepayments (previously reported as a liability) have been reclassified as a reduction of service fees receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. established our business in 1985. At December 31, 2000, we provided integrated business services to 592 orthodontic centers with 395 affiliated orthodontists throughout the United States and in Japan, Mexico and Puerto Rico.

During 2000, our net revenue increased 18.8% to $268.8 million, from $226.3 million in 1999. Our net income before the cumulative effect of a change in accounting principle increased 2.5% during 2000 to $47.7 million, net income for 2000 included the effects of a $50.6 million charge, net of tax benefit, taken in 2000 to reflect the cumulative effect of a change in accounting for revenue recognition, from $46.5 million in 1999, which excluded the effects of a $678,000 charge, net of tax benefit, taken in 1999 to reflect the cumulative effect of a change in accounting principle related to start-up activities.

During 2000, our affiliated orthodontists initiated treatment of about 160,639 patients, an increase of 27.2% from about 126,307 patients during 1999, representing initial new patient contract balances of $494.1 million for 2000, an increase of 33.9% from $369.1 million for 1999. As of December 31, 2000, our affiliated orthodontists were treating a total of about 343,373 patients, an increase of 28.1% from about 267,965 patients at December 31, 1999.

The following table provides information about the growth in the number of our affiliated orthodontic centers for the periods shown:

                                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                       1996        1997        1998        1999       2000
                                                     --------    --------    --------    --------   --------
Number of centers at beginning of period .........        145         247         360         469        537
Number of centers developed during period ........         53          58          54          36         18
Number of centers acquired during period .........         68          78          66          32         45
Number of centers consolidated during period .....        (19)        (23)        (11)         --         (8)
                                                     --------    --------    --------    --------   --------
Number of centers at end of period ...............        247         360         469         537        592
                                                     ========    ========    ========    ========   ========

Of the 592 orthodontic centers at December 31, 2000, 306 were developed by us and 361 were existing orthodontic practices whose assets we acquired, of which 75 were consolidated into another orthodontic center. We expect that future growth in the number of our affiliated orthodontic centers will come from both developing orthodontic centers with existing and newly recruited orthodontists and acquiring the assets of, and affiliating with, existing orthodontic practices.

Generally, when we develop a new orthodontic center, all patients treated at the orthodontic center are new patients and, in the first several months after commencing operations, the orthodontic center is open only for a limited number of days each month as new patients are added. Our affiliated orthodontic centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, an orthodontic center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At that point, an orthodontic center can increase the number of patients treated by improving the efficiency of its clinical staff, increasing patient treatment intervals and adding operating days or orthodontists. Our affiliated orthodontic centers may also increase revenue by implementing periodic price increases. Established practices with which we have affiliated have typically increased their revenue by applying our operating strategies and systems, including increased advertising and efficient patient scheduling.

AGREEMENTS WITH AFFILIATED ORTHODONTISTS

We provide a wide range of services to our affiliated orthodontists under either a service agreement or a consulting agreement. The specific form of the agreement is based upon the dental regulatory provisions of the particular state in which an orthodontic center is located. The service agreement is used in the majority of states, with some minor variations from state to state. The consulting agreement, also with some variations from state to state, is used in states with particularly stringent laws relating to the practice of dentistry. We enter into a separate service or consulting agreement with each affiliated orthodontic practice owner. If an affiliated orthodontist operates his or her practice through a professional corporation or association or other similar entity, that entity is a party to the agreement, as well as the affiliated orthodontist.

Under the service agreement, we provide our affiliated orthodontists with a comprehensive range of business services in exchange for monthly service fees, which are described in "--Revenue Recognition" below. The types of services we provide to affiliated orthodontists under the consulting agreements are generally similar to the services we provide under the service agreements. However, rather than being based on a percentage of patient contract balances, the service fees paid to us by the affiliated orthodontists under the consulting agreements are a combination of, depending on the service being performed, "cost-plus" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give us a right to purchase the orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the affiliated orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, hiring and termination of staff and the purchase of equipment and supplies.

During 2000, net revenue that was attributable to service agreements totaled $256.7 million, or 95.5% of net revenue, and net revenue that was attributable to consulting agreements totaled $12.1 million, or 4.5% of net revenue. During 1999, net revenue that was attributable to service agreements totaled 95.7% of net revenue, and net revenue that was attributable to consulting agreements totaled 4.3% of net revenue. During 1998, net revenue that was attributable to service agreements totaled 95.3% of net revenue, and net revenue that was attributable to consulting agreements totaled 4.7% of net revenue.

During 2000, the operating margin, or operating profit as a percentage of net revenue, for net revenue attributable to service agreements was comparable to that for net revenue attributable to consulting agreements, with an operating margin for net revenue attributable to service agreements of 29.8% and an operating margin for net revenue attributable to consulting agreements of 29.3%. During 1999, the operating margin for net revenue attributable to service agreements was 34.3% and the operating margin for net revenue attributable to consulting agreements was 26.6%, due to the addition of new orthodontic centers affiliated under consulting agreements that were not operating at full capacity. During 1998, the operating margin for net revenue attributable to service agreements was 32.7% and the operating margin for net revenue attributable to consulting agreements was 12.0%, due to the addition of new orthodontic centers affiliated under consulting agreements that were not operating at full capacity. The change in operating margin from 1999 to 2000 was primarily due to the effect on net revenue for 2000 from our change in net revenue recognition policy effective January 1, 2000. See "--Results of Operations" below.

REVENUE RECOGNITION

Effective January 1, 2000, we changed our new revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

Effective January 1, 2000, we recognize net revenue based on a straight-line allocation of patient contract revenue over the terms of the patient contracts (which average about 26 months), minus the portion of that straight-line allocation retained or to be retained by our affiliated orthodontists. Amounts retained or to be retained by an affiliated orthodontist are estimated using the percentage of practice operating profits that may be retained by the orthodontist under his or her service agreement. Amounts retained or that may be retained by an affiliated orthodontist equal the orthodontist's proportionate share of the straight-line allocation of patient contract revenue that is collected during the relevant period and the orthodontist's proportionate share of patient receivables representing any remaining portion of that allocation, minus any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that we have incurred but for which we have not been reimbursed by the orthodontist. These unreimbursed expenses reduce amounts retained by an affiliated orthodontist only up to the amounts that would otherwise be retained by the orthodontist. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the orthodontist in subsequent periods.

The cumulative effect of this change in accounting principle was about $50.6 million, net of income tax, which is reflected in our results of operations for 2000. The cumulative effect of the change was also reflected in a reduction in service fee receivables, net of allowance for uncollectible amounts, to $35.4 million as of December 31, 2000 from $87.6 million as of December 31, 1999. The pro forma net income amounts presented in "Item 6. Selected Financial and Operating Data" and in our consolidated statement of operations were calculated assuming that the change in accounting principle pursuant to SAB 101 was effective throughout all periods presented.

For periods prior to January 1, 2000, we recognized net revenue consistent with the proportion of services that we provide our affiliated orthodontists during the term of a patient's course of treatment and the general terms of our service agreements with affiliated orthodontists. We believe that at least 24% of the services we and our employees, including orthodontic assistants and other center staff, provide our affiliated orthodontists, including staffing, supplies and inventory, computer and management information systems, scheduling, billing and accounting services, relate to the first month of the term of our affiliated orthodontists' patient contracts. Our service agreements generally provide for monthly service fees based upon the result of approximately 24% of each new patient contract balance during the first month of the term of the patient contract, plus the balance of the patient contract balance allocated equally over the remaining term of the patient contract (which averages 26 months), minus amounts retained by the affiliated orthodontist. The amounts retained by an affiliated orthodontist are based on a percentage of the operating profit of the orthodontist's practice on a cash basis, generally cash collections minus expenses during the period. Amounts retained by an affiliated orthodontist who operates a newly developed orthodontic center are typically reduced by operating losses on a cash basis because of start-up expenses. For periods prior to January 1, 2000, we recognized net revenue attributable to an affiliated orthodontist's share of these operating losses in the period during which the operating losses were incurred, with such net revenue totaling about $4.0 million during 1999 and $4.7 million during 1998.

EXPENSES

Operating expenses of our affiliated orthodontic centers are our expenses and are recognized as incurred. Employee costs consist of wages, salaries and benefits paid to all of our employees, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of provision for losses on receivables, professional service fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, printing expense and shipping expense.

EMERGING ISSUES TASK FORCE ISSUE NO. 97-2

We do not have a controlling financial interest in our affiliated orthodontists' practices. In accordance with guidance in Emerging Issues Task Force No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated orthodontists within our financial statements.

RESULTS OF OPERATIONS

The following table provides information about the percentage of net revenue represented by some of the items in our consolidated statements of income. Information for 2000 includes the effect of the change in revenue recognition we adopted effective January 1, 2000.

                                                                      YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           1998             1999            2000
                                                         --------         --------        --------

Net revenue ......................................          100.0%           100.0%          100.0%
Direct expenses:
  Employee costs .................................           27.4             27.1            29.0
  Orthodontic supplies ...........................            7.8              7.6             7.9
  Rent ...........................................            8.2              8.2             8.9
  Marketing and advertising ......................            9.0              7.5             8.2
                                                         --------         --------        --------
          Total direct expenses ..................           52.4             50.4            54.0
General and administrative .......................           10.6             10.3            10.5
Depreciation and amortization ....................            5.3              5.4             5.6
                                                         --------         --------        --------
Operating profit .................................           31.7             33.9            29.9
Interest (income) expense ........................           (0.2)             1.0             1.4
                                                         --------         --------        --------
Income before income taxes .......................           31.9             32.9            28.5
Provision for income taxes .......................           12.2             12.5            10.6
                                                         --------         --------        --------
Income before cumulative effect of changes
  in accounting principles .......................           19.7             20.4            17.9
                                                         --------         --------        --------
Cumulative effect of changes in accounting
 principles, net of income tax ...................             --              0.2            18.8
                                                         --------         --------        --------
Net income (loss).................................           19.7%            20.4%           (0.9)%
                                                         ========         ========        ========

2000 COMPARED TO 1999

NET REVENUE

Net revenue increased $42.5 million, or 18.8%, to $268.8 million for 2000 from $226.3 million for 1999. We attribute $28.8 million of this increase to the growth in net revenue of orthodontic centers open throughout both periods and $13.7 million of this increase to orthodontic centers opened since January 1, 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net revenue increased $63.2 million, or 30.7%, to $268.8 million for 2000 from $205.6 million for 1999. The number of patient contracts increased to about 343,370 at December 31, 2000 from about 267,965 at December 31, 1999.

EMPLOYEE COSTS

Employee costs increased $16.9 million, or 27.6%, to $78.1 million for 2000 from $61.2 million for 1999. As a percentage of net revenue, employee costs increased to 29.0% for 2000 from 27.1% for 1999, due to the effect on net revenue for 2000 from our change in net revenue recognition policy effective January 1, 2000 pursuant to SAB 101, which offset capacity efficiencies achieved through general changes to patient treatment schedules by our affiliated orthodontists which resulted in fewer treatments per patient contract and lower employee costs per patient. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, employee costs decreased as a percentage of net revenue to 29.0% for 2000 from 29.8% for 1999, due to capacity efficiencies achieved through general changes to patient treatment schedules by our affiliated orthodontists which resulted in fewer treatments per patient contract and lower employee costs per patient.

As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2000, patients in our affiliated orthodontic centers averaged 43.6 days between office visits, compared to an average of 39.3 days during 1999. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $4.1 million, or 24.0%, to $21.2 million for 2000 from $17.1 million for 1999. As a percentage of net revenue, orthodontic supplies expense increased to 7.9% for 2000 from 7.6% for 1999, due to the effect on net revenue for 2000 from our change in revenue recognition effective January 1,

2000 pursuant to SAB 101, which offset cost improvements attained through bulk purchasing and our proprietary inventory control and ordering system. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, orthodontic supplies expense, as a percentage of net revenue, decreased to 7.9% for 2000 from 8.4% for 1999.

RENT

Rent expense increased $5.4 million, or 29.0%, to $24.0 million for 2000 from $18.6 million for 1999. We attribute the increase in this expense to orthodontic centers affiliated, opened or relocated after 1999. As a percentage of net revenue, rent expense increased to 8.9% for 2000 from 8.2% for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, rent expense decreased slightly as a percentage of net revenue to 8.9% for 2000 from 9.1% for 1999.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $5.1 million, or 30.2%, to $22.0 million for 2000 from $16.9 million for 1999. The increase in this expense resulted primarily from increases in marketing and advertising related to growth in net revenue for existing orthodontic centers as well as marketing and advertising for orthodontic centers added after 1999. As a percentage of net revenue, marketing and advertising expense increased to 8.2% for 2000 from 7.5% for 1999, due to the effect on net revenue for 2000 from our change in net revenue recognition effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, marketing and advertising expense, as a percentage of net revenue, remained constant at 8.2% for 2000 and 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $5.1 million, or 21.8%, to $28.4 million for 2000 from $23.3 million for 1999. The increase in general and administrative expense resulted primarily from the addition of orthodontic centers and increases in our affiliated orthodontists' patient base after 1999. As a percentage of net revenue, general and administrative expense increased to 10.5% for 2000 from 10.3% for 1999 due to the effect on net revenue for 2000 from our change in revenue recognition policy effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, general and administrative expense decreased as a percentage of net revenue to 10.5% for 2000 from 11.7% for 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $2.9 million, or 23.9%, to $15.2 million for 2000 from $12.2 million for 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for orthodontic centers developed, acquired or relocated after 1999. As a percentage of net revenue, depreciation and amortization expense increased to 5.6% for 2000 from 5.4% for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, depreciation and amortization expense decreased as a percentage of net revenue to 5.6% for 2000 from 6.0% for 1999.

OPERATING PROFIT

Operating profit increased $3.1 million, or 4.0%, to $80.0 million for 2000 from $76.9 million for 1999. As a percentage of net revenue, operating profit decreased to 29.9% for 2000 from 33.9% for 1999 as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, operating profit increased $25.6 million, or 47.0%, to $80.0 million for 2000 from $54.4 million for 1999, and increased as a percentage of net revenue to 29.9% for 2000 from 27.0% for 1999, as a result of the factors discussed above.

INTEREST

Net interest expense increased $1.5 million, or 69.3%, to $3.7 million for 2000 from $2.2 million for 1999. As a percentage of net revenue, net interest expense increased to 1.4% for 2000 from 1.0% for 1999. The increase in this expense resulted from an increase since 1999 in the average balance of borrowings under our $100 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings. The increase in net interest expense as a percentage of revenue was also due to the effect on net revenue for 2000 from our change in net revenue recognition effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net interest expense increased as a percentage of net revenue to 1.4% for 2000 from 1.2% for 1999, due to an increase since 1999 in the average balance of borrowings under our $100 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $343,000, or 1.2%, to $28.6 million for 2000 from $28.2 million for 1999. Our effective income tax rate was 37.8% for 2000 and 1999. Our change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $41.1 million, because we have not received approval from taxing authorities to change our tax accounting method of recognizing revenue. We cannot assure you that we will receive any such approval. Failure to obtain this approval could have an adverse effect on our cash flow from operating activities. We have provided no valuation allowance for deferred tax assets. We believe that the deferred tax assets at December 31, 2000 are realizable through carrybacks and future reversals of existing taxable temporary differences. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, provision for income taxes increased $8.4 million, or 42.6%, to $28.6 million for 2000 from $19.6 million for 1999.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During 2000, we recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $31.4 million, with respect to our change in revenue recognition effective as of January 1, 2000 pursuant to SAB 101. During 1999, we recorded a cumulative effect of a change in accounting principle of $678,000, net of an income tax benefit of $410,000, with respect to our adoption in 1999 of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

NET INCOME (LOSS)

Net income (loss) decreased $48.6 million, or 106.2%, to a net loss of $2.8 million for 2000 from net income of $45.8 million for 1999, primarily due to the cumulative effect of our change in accounting principle during 2000 pursuant to SAB 101. As a percentage of net revenue, the net loss for 2000 was 1.9%, as compared to 20.4% for net income for 1999, as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net income, excluding the cumulative effect of changes in accounting principles, increased $15.4 million, or 47.7%, to $47.7 million for 2000 from $32.3 million for 1999, and increased as a percentage of net revenue to 17.9% for 2000 from 15.9% for 1999, as a result of the factors discussed above.

1999 COMPARED TO 1998

NET REVENUE

Net revenue increased $55.0 million, or 32.1%, to $226.3 million for 1999 from $171.3 million for 1998. We attribute $31.0 million of this increase to the growth in net revenue of orthodontic centers open throughout 1998 and 1999, and $24.0 million of this increase to orthodontic centers opened since January 1, 1998. The number of patient contracts increased to about 268,000 at December 31, 1999 from about 195,000 at December 31, 1998.

EMPLOYEE COSTS

Employee costs increased $14.3 million, or 30.6%, to $61.2 million for 1999 from $46.9 million for 1998. As a percentage of net revenue, however, employee costs decreased to 27.1% for 1999 from 27.4% for 1998. The percentage decrease primarily reflects efficiencies achieved through a general change to longer patient treatment intervals by our affiliated orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient.

As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 1999, patients in our affiliated orthodontic centers averaged 39.3 days between office visits, compared to an average of 36.6 days during 1998. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $3.8 million, or 29.0%, to $17.1 million for 1999 from $13.3 million for 1998. As a percentage of net revenue, however, orthodontic supplies expense decreased to 7.6% for 1999 from 7.8% for 1998. Cost improvements attained through bulk purchasing were partially offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional orthodontic centers.

RENT

Rent expense increased $4.5 million, or 31.8%, to $18.6 million for 1999 from $14.1 million for 1998. We attribute the increase in this expense to orthodontic centers affiliated, opened or relocated after 1998. As a percentage of net revenue, however, rent remained constant at 8.2% for 1998 and 1999.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $1.4 million, or 8.9%, to $16.9 million for 1999 from $15.5 million for 1998. The increase in this expense resulted primarily from increases in marketing and advertising related to growth in net revenue for existing orthodontic centers as well as marketing and advertising for orthodontic centers added after 1998. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.5% for 1999 from 9.0% for 1998. We attribute the decrease in this expense as a percentage of net revenue to changes in our marketing department designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE

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

DEPRECIATION AND AMORTIZATION

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

OPERATING PROFIT

Operating profit increased $22.6 million, or 41.7%, to $76.9 million for 1999 from $54.3 million for 1998. As a percentage of net revenue, operating profit increased to 33.9% for 1999 from 31.7% for 1998 as a result of the factors discussed above.

INTEREST

We incurred net interest expense of $2.2 million for 1999, compared to net interest income of $280,000 for 1998. The increase in net interest expense resulted from the interest incurred on borrowings under our $100.0 million revolving line of credit associated with expansion in new and existing markets.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $7.4 million, or 35.9%, to $28.2 million for 1999 from $20.8 million for 1998. Our effective income tax rate was 37.8% for 1999 and 1998.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During 1999, we recorded a cumulative effect of a change in accounting principle of $678,000, net of an income tax benefit of $410,000, with respect to our adoption in 1999 of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

NET INCOME

Net income increased $12.0 million, or 35.6%, to $45.8 million for 1999 from $33.8 million for 1998. As a percentage of net revenue, net income increased to 20.4% for 1999 from 19.7% for 1998 as a result of the factors discussed above.

QUARTERLY OPERATING RESULTS

The following table provides information about our unaudited quarterly operating results for 1999 and 2000. We believe that the following information includes all of the adjustments considered necessary for a fair presentation of our consolidated financial position and our consolidated results of operations for these periods in accordance with generally accepted accounting principles. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.


                                                                    QUARTERS ENDED
                                                 1999                                                  2000
                              -------------------------------------------     ----------------------------------------------------
                              MAR. 31     JUNE 30     SEP. 30     DEC. 31     MAR. 31(1)     JUNE 30(1)     SEPT. 30(1)    DEC. 31
                              -------     -------     -------     -------     ----------     ----------     ----------     -------
                                                                    (IN THOUSANDS)
Net revenue .............     $49,048     $55,401     $59,770     $62,071      $59,282         $65,842        $69,724      $73,988
Operating
  profit ................      16,666      18,923      20,094      21,241       16,821          19,897         19,752       23,532

----------
(1) Amounts for the three months ended March 31, June 30 and September 30, 2000 have been restated from amounts previously reported to reflect our change in revenue recognition pursuant to SAB 101 effective as of January 1, 2000.


SEASONALITY

Our affiliated orthodontic centers have experienced their highest volume of new cases in the summer and other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist to commence treatment. Consequently, our affiliated orthodontic centers have experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, our affiliated orthodontic centers have experienced reduced volume and fourth quarter revenue for our affiliated orthodontic centers has been generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional orthodontic centers.

LIQUIDITY AND CAPITAL RESOURCES

Our development and acquisition costs, capital expenditures and working capital needs have been, and we expect will continue to be, financed through a combination of cash flow from operations, bank borrowings and the issuance of notes and shares of our common stock. We intend to continue to lease, rather than purchase, facilities for our affiliated orthodontic centers, to maximize our available capital.

Our net cash provided by operations for 2000 was $39.6 million, an increase of 69.8% from $23.3 million for 1999, which represented an increase of 5.4% from $22.1 million for 1998. Due to a change of income tax payment methods, cash paid for income taxes during 1999 exceeded the 1999 provision by $7.0 million. Our working capital at December 31, 2000 was $39.6 million, a decrease of 61.3% from $102.3 million at December 31, 1999, including cash and cash equivalents of $4.7 million at December 31, 2000, compared to $5.8 million at December 31, 1999, primarily due to a decrease in service fees receivable, net of uncollectible amounts, to $35.4 million at December 31, 2000 from $87.6 million at December 31, 1999 as a result of the cumulative effect of our change in accounting principle effective January 1, 2000 pursuant to SAB 101.

Our net cash used in investing activities for 2000 was $48.5 million, a decrease of 12.6% from $43.1 million for 1999, which represented a decrease of 0.2% from $43.2 million for 1998.

Our capital expenditures consist primarily of the costs associated with the development of additional orthodontic centers. The average cost of developing a new orthodontic center in the United States is about $255,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated orthodontist. We assist our affiliated orthodontists in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. In some cases, we bear an affiliated orthodontist's share of these costs until we are reimbursed by the orthodontist. At December 31, 2000, the outstanding balance of these amounts that we guaranteed was about $2.9 million, compared to about $5.0 million at December 31, 1999. We also intend to continue to make advances of about $40,000 to newly-affiliated orthodontists during the first year of an orthodontic center's operations, which advances bear no interest and typically are repaid during the second year of the orthodontic center's operations. We intend to fund these advances and any continued financing through a combination of bank borrowings, cash from operations and our net proceeds from this offering.

During 2000, we entered into agreements to acquire the assets of, and affiliate with, 71 affiliated orthodontists operating in existing orthodontic practices at 55 locations, and made payments to orthodontists or orthodontic entities with which we affiliated in earlier periods, with a total acquisition cost of about $34.2 million, consisting of an aggregate principal amount of $1.3 million of promissory notes issued by us, an aggregate of 227,000 shares of our common stock and about $28.2 million of cash. At December 31, 2000, outstanding indebtedness under promissory notes we issued to affiliated orthodontists to acquire the assets of existing orthodontic practices was about $3.5 million, compared to about $8.2 million at December 31, 1999, with maturities ranging from one to three years and interest rates ranging from 7.0% to 9.0% per year.

Our financing activities included the repayment of notes to banks and our affiliated orthodontists in the amount of $6.5 million for 2000, a decrease of 3.0% from $6.7 million for 1999, which represented a decrease of 14.2% from $7.9 million for 1998. Our financing activities also included proceeds from the issuance of our common stock under our stock purchase program and stock option plans in the amount of $4.3 million for 2000, a significant increase from $114,000 for 1999 and $595,000 for 1998, primarily due to an increase in the number of options exercised by our employees and affiliated orthodontists and amounts received under our stock purchase program for affiliated orthodontists.

In October 1998, we entered into a $100.0 million revolving line of credit with a lending group that currently consists of First Union National Bank, Bank of America FSB, Bank One, N.A., Hibernia National Bank and Wachovia Bank, N.A. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of orthodontic centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in all of our assets, including our accounts receivable and equipment. At December 31, 2000, $57.4 million of indebtedness was outstanding under the line of credit, compared to $50.6 million at December 31, 1999. See Note 5 to our Consolidated Financial Statements that are included elsewhere in this Report.

We expect that we will require cash in the future primarily for developing additional orthodontic centers, acquiring assets from and affiliating with additional orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. Our cash needs could significantly change depending upon our ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. We believe that the combination of funds available under our revolving line of credit and cash flow from operations will be sufficient to meet our anticipated funding requirements for at least the next 12 months.

RISK FACTORS

This report contains some forward-looking statements about our financial condition, results of operations, business and prospects. These statements appear in several sections of this Report and generally include any of the words "believe," "expect," "anticipate," "intend," "estimate," "should," "will," "plan" or similar expressions. These forward-looking statements include, without limitation, statements regarding our future growth, development and affiliation of new orthodontic centers, affiliation with additional orthodontic practices, relocation of existing centers, international expansion, use of technology and improved efficiency and costs, new case starts, national advertising and branding, legal proceedings, deferred tax assets, advancement of funds to affiliated orthodontists, continued leasing of orthodontic center facilities, complimentary services, liquidity and capital resources, funding of our expansion, operations and capital expenditures, payment or nonpayment of dividends, market for orthodontic services, capacity of our affiliated orthodontic centers, general dentists as orthodontic assistants and compliance with laws.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, many of which are unpredictable and not within our control. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements because of a variety of risks and uncertainties, including:

     o    general economic and business conditions;

     o our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

     o    anticipated trends in our business;

     o    existing and future regulations affecting our business; and

     o other risk factors described below and in our other filings with the Securities and Exchange Commission and our public announcements.

We do not intend to update these forward-looking statements after the date of this Report, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date. For all of these statements, we claim the protection of the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

OUR GROWTH STRATEGY MAY NOT SUCCEED, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL PERFORMANCE.

Since we began operating in 1985, we have expanded to being affiliated with 395 orthodontists practicing in 592 orthodontic centers as of December 31, 2000. We expect to continue to add additional orthodontic centers and affiliated orthodontists. Our growth, however, will depend on a number of factors, including:

     o our ability to identify and affiliate with a sufficient number of orthodontists to open new orthodontic centers or operate within our existing network of affiliated orthodontic centers;

     o our ability to obtain quality locations for orthodontic centers in suitable markets;

     o our ability to identify and affiliate with a sufficient number of existing orthodontic practices;

     o    the ability of our affiliated orthodontists to add new patients;

     o our ability to implement initiatives designed to increase the productivity of our affiliated orthodontic centers;

     o our ability to obtain adequate financing to fund our expansion strategy;

     o our ability to successfully operate under applicable government regulations;

     o    our ability to establish brand identity; and

     o our ability to affiliate with orthodontists in other countries and successfully operate in those markets.

Our growth strategy may not succeed, and we may have to modify it. We may be unable to identify and recruit suitable orthodontists. A shortage of available orthodontists with the skills we require would have a material adverse effect on our ability to grow. In addition, many of our service agreements include covenants not to compete, in which we agreed that we would not affiliate with other orthodontists within a specified area and that we would limit the total number of orthodontic practices with which we affiliate within a particular market area. This could limit our ability to add orthodontists and orthodontic centers within the markets in which we have existing affiliated orthodontic centers.

Our ability to attract additional orthodontists, and our prospects for success and growth, depend on our ability to integrate an increasing number of affiliated orthodontists, orthodontic centers and employees. If we fail to manage our growth, our business may suffer.

OUR AFFILIATED ORTHODONTISTS ARE EXTENSIVELY REGULATED, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND LIMIT HOW WE CAN OPERATE.

Governmental authorities regulate the orthodontic industry and orthodontic practices extensively. We do not control the practice of orthodontics by our affiliated orthodontists or their compliance with legal requirements that apply to orthodontists and their practices. Many states prohibit us, as a non-professional corporation, from:

     o practicing orthodontics, which, in some states, includes managing or operating an orthodontic office;

     o    splitting professional fees with orthodontists;

     o    owning or controlling equipment used in orthodontic practice;

     o    employing orthodontists;

     o    setting fees charged for orthodontic services;

     o    maintaining an orthodontist's patient records; or

     o    controlling the content of an orthodontist's advertising.

Many states also prohibit orthodontists from paying any portion of fees received for orthodontic services in exchange for a patient referral. In addition, many states impose limits on the tasks an orthodontist may delegate to other staff members. These laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion.

If a court or regulatory authority reviewed our business arrangements with an affiliated orthodontist and concluded that our arrangements did not comply with applicable law, we might have to change those arrangements in a way that adversely affects us. An affiliated orthodontist may successfully challenge the legality of our long-term service and consulting agreements, and we may be unable to enforce non-competition and other provisions of those agreements. The laws and regulations of states and countries in which we operate or seek to expand may restrict or adversely affect our relationships with orthodontists in those states and countries. The laws and regulations of states and countries in which we currently operate could change or be interpreted in a way that adversely affects our operations and relationships with affiliated orthodontists. We may have to change our contractual relationships, alter our financial arrangements or restrict our operations in those states and countries. These laws and regulations could also prevent us from affiliating with, or providing business services to, orthodontists practicing in those states and countries.

OUR FINANCIAL SUCCESS DEPENDS ON THE EFFORTS AND SUCCESS OF OUR AFFILIATED ORTHODONTISTS, AND OUR BUSINESS COULD SUFFER IF THEY DO NOT SUCCEED OR IF OUR SERVICE OR CONSULTING AGREEMENTS WITH THEM ARE TERMINATED.

We receive fees for services we provide for orthodontic practices under service and consulting agreements. These fees under the service agreements are generally tied to the financial performance of our affiliated orthodontists, so our success depends on the success of our affiliated orthodontists. Changes in the healthcare industry, such as the growth of managed care organizations and provider networks, may result in lower compensation for the services of our affiliated orthodontists. Our service agreements and some of our consulting agreements with affiliated orthodontists have terms ranging from 20 to 40 years, with most ranging from 20 to 25 years. Affiliated orthodontists may terminate those agreements for "cause," which generally includes our material breach of the agreement. In some cases, an affiliated orthodontist may terminate his or her agreement without cause after a specified period of time, subject to substitution of another affiliated orthodontist and an obligation not to compete within a specified area. The loss of a substantial number of our agreements with affiliated orthodontists or a material loss of revenue by our affiliated orthodontists, for whatever reason, could materially and adversely affect our financial condition and results of operations.

OTHER ORTHODONTISTS AND DENTISTS COMPETE WITH OUR AFFILIATED ORTHODONTISTS, AND OTHER COMPANIES COMPETE WITH US.

Orthodontics is a highly competitive business in each market in which our affiliated orthodontists operate. Our affiliated orthodontists face competition from other orthodontists and general dentists in the communities they serve. Many of these competing orthodontists and general dentists have more established practices. Providing business services to orthodontic practices is also a competitive business. We compete with other companies with strategies similar to ours in providing business services to orthodontic practices. Competitors with greater access to financial resources may enter our markets and compete with us. We may not be able to compete successfully with existing or new competitors. Also, additional competition may make it more difficult for us to affiliate with additional orthodontists on terms that are favorable to us. Any of these factors could cause us to become less profitable.

OUR FINANCIAL RESULTS MAY SUFFER IF WE HAVE TO WRITE OFF INTANGIBLE ASSETS.

In connection with our affiliations with existing orthodontic practices, we recorded intangible assets, net of accumulated amortization, of about $194.5 million on our balance sheet as of December 31, 2000. We may not realize the value of these intangible assets. We expect to engage in additional transactions that will result in our recognition of additional intangible assets and amortization expense. Part of the amortization generated by these intangible assets is not deductible for tax purposes. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of these intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any future determination that impairment has occurred would require us to write off the impaired portion of unamortized intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

CHANGES IN ACCOUNTING PRINCIPLES MAY AFFECT OUR REPORTED OPERATING RESULTS AND STOCK PRICE.

As a public company with securities registered under the Securities Exchange Act of 1934, we prepare our financial statements in accordance with generally accepted accounting principles. SEC Staff Accounting Bulletin No. 101,
"Revenue Recognition in Financial Statements," which summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, became effective in the fourth quarter of 2000 for companies, such as us, with fiscal years ending on December 31. We have modified our revenue recognition policies to conform with the guidance in Staff Accounting Bulletin No. 101, which resulted in a cumulative charge to our earnings in 2000 to reflect the change in accounting principle effective January 1, 2000. This change may make it more difficult for investors to compare our historical operating results against out future operating results. In addition, any further changes to generally accepted accounting principles or additional SEC statements or guidance on accounting policies may require us to further change our accounting practices and policies. These uncertainties may cause our stock price to decline or result in additional adjustments to our financial results.

OUR INFORMATION SYSTEMS ARE CRITICAL TO OUR BUSINESS, AND A FAILURE OF THOSE SYSTEMS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Our business and success depends, in part, upon our ability to store, retrieve, process and manage a significant amount of information, and to provide our affiliated orthodontists with efficient and effective inventory, accounting and scheduling systems. If our information systems fail to perform as expected, of if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business, results of operations, relationships with our affiliated orthodontists and ability to affiliate with additional orthodontists.

OUR INTERNATIONAL ACTIVITIES EXPOSE US TO OPERATIONAL CHALLENGES THAT WE MIGHT NOT OTHERWISE FACE.

We currently operate in Japan and Mexico, and may expand into additional countries. As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States, which could have a material negative effect on our operating results. These risks and expenses include:

     o Difficulties in staffing and managing foreign offices as a result of, among other things, language and cultural differences;

     o    Foreign currency exchange rate fluctuations;

     o    Protectionist laws and business practices that favor local companies;

     o    Political and economic instability in some international markets;

     o    Multiple, conflicting and changing government laws and regulations;

     o    Trade barriers;

     o    Reduced protection for intellectual property rights in some countries;
          and

     o    Potentially adverse tax consequences.

WE DEPEND ON A FEW KEY EMPLOYEES, AND IF WE LOSE THEM OUR BUSINESS COULD SUFFER.

Our success depends upon the continued active participation of our senior management, particularly our Chairman of the Board, Dr. Gasper Lazzara, Jr., our Chief Executive Officer and President, Bartholomew F. Palmisano, Sr., our Chief Operating Officer, Michael C. Johnsen, and our Chief Financial Officer, Bartholomew F. Palmisano, Jr. The loss of the services of any of these officers could have a material adverse effect on our business. Our success also depends on our ability to attract and retain other highly qualified managerial personnel.

OUR FINANCIAL RESULTS MAY BE DAMAGED BY SUCCESSFUL CLAIMS AGAINST OUR AFFILIATED ORTHODONTISTS.

We provide business services to orthodontists who provide orthodontic treatment to the public and are exposed to the risk of professional liability and other claims. Those claims, if successful, could result in substantial damage awards. Those awards might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive. Insurance rates vary from state to state. We do not control the practice of orthodontics by our affiliated orthodontists or their compliance with the legal and other requirements applicable to orthodontists and their practices. A successful malpractice claim against us or an affiliated orthodontist could have a material adverse effect on our financial position and results of operations.

ANTITRUST LAWS COULD LIMIT OUR ABILITY TO OPERATE OR EXPAND.

We are subject to a range of antitrust laws that prohibit anticompetitive conduct, including price fixing, concerted refusals to deal and divisions of markets. These laws may limit our ability to enter into service or consulting agreements with separate orthodontists who compete with one another in the same geographic market.

OUR ANTI-TAKEOVER PROVISIONS MAY PREVENT A CHANGE IN OUR CONTROL, EVEN IF IT WOULD BENEFIT OUR STOCKHOLDERS.

Some of the provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change in our control or make it more difficult to achieve, even if a change in control is in our stockholders' best interests. For example, some actions by our Board of Directors require a supermajority vote rather than a simple majority vote. In addition, our certificate of incorporation allows our Board of Directors to determine the preferences and rights of preferred stock which we may issue without any vote or approval of the holders of our common stock. The rights of common stockholders will be subject to and may be adversely affected by the rights of the holders of any preferred stock that we may issue in the future. Through the issuance of preferred stock with certain powers, the Board of Directors may prevent changes in our management and control. Our Board of Directors is divided into three classes of directors. Directors from each class serve staggered three-year terms, which may limit our stockholders' ability to replace a majority of our directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments that we hold described below we hold for purposes other than trading.

We will adopt Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. We do not currently hold any derivative instruments and, accordingly, do not believe that this adoption will have a material impact on our financial reporting.

INTEREST RATE RISK

Our lines of credit and amounts due from affiliated orthodontists expose our earnings to changes in short-term interest rates since the interest rates on the financial instruments are variable. For lines of credit, if (i) the variable rates on our financial instruments were to increase by 1% from the rate at December 31, 2000, and (ii) we borrowed the maximum amount available under our lines of credit ($103 million) for all of 2001, solely as a result of the increase in interest rates, our interest expense would increase, resulting in a $654,000 decrease in net income, assuming an effective tax rate of approximately 37.8%.

For our advances to affiliated orthodontists, if the (i) the variable rates on our advances were to decrease by 1% from the rate at December 31, 2000, and (ii) advances outstanding as of December 31, 2000 were outstanding for all of 2001, solely as a result of the decrease in interest rates, our interest income would decrease, resulting in a $110,000 decrease in net income, assuming an effective tax rate of approximately 37.8%. Comparatively, if the interest rate had decreased 1% as of December 31, 1999, our interest income for the year ended December 31, 2000 would have decreased by approximately $93,000, assuming an effective tax of approximately 37.8%.

This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or the effect of such a change in interest rates as of another or future date. Further, in the event of a change of such magnitude, we would likely take actions to further mitigate our exposure to the change.

FOREIGN EXCHANGE RISK

We typically do not hedge our foreign currency exposure. Our foreign operations did not generate a material amount of net income during 2000. Funds generated from our operations in Japan and Mexico in 2000 were retained in those countries to fund operations. We believe that our exposure to foreign currency rate fluctuations is not currently material to our financial condition or results in operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Orthodontic Centers of America, Inc.

                                    Index to
                       Consolidated Financial Statements

                  Years ended December 31, 2000, 1999 and 1998





                                                                                                      PAGE
                                                                                                      ----

Report of Independent Auditors .....................................................................   36

Audited Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2000 and 1999 ...........................................   37

Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998 ...................   38

Consolidated  Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998 ....   39

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998 ...............   40

Notes to Consolidated Financial Statements - December 31, 2000 .....................................   41

Schedule II -- Valuation and Qualifying Accounts ...................................................   52

                         Report of Independent Auditors



The Board of Directors
Orthodontic Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2000 and start-up costs in 1999.

                                                /s/ ERNST & YOUNG LLP

New Orleans, Louisiana
April 12, 2001

                      Orthodontic Centers of America, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                                                                      DECEMBER 31,
                                                                                               --------------------------
                                                                                                  2000            1999
                                                                                               ----------      ----------


                                             ASSETS
Current assets:
   Cash and cash equivalents .............................................................     $    4,690      $    5,822
   Investments ...........................................................................            999             983
   Service fees receivable, net of allowance for uncollectible amounts of $2,598
     in 2000 and $9,644 in 1999...........................................................         35,350          87,563
   Advances to orthodontic entities ......................................................          7,644           7,944
   Deferred income taxes .................................................................          1,978           4,455
   Supplies inventory ....................................................................          7,306           8,195
   Prepaid expenses and other assets .....................................................          3,782           1,920
                                                                                               ----------      ----------
         Total current assets ............................................................         61,749         116,882

Property, equipment and improvements, net ................................................         76,686          64,566
Advances to orthodontic entities, less current portion ...................................          9,057          12,586
Deferred income taxes ....................................................................         24,030              --
Intangible assets ........................................................................        194,544         167,348
Other assets .............................................................................          1,881           1,434
                                                                                               ----------      ----------
         Total other assets ..............................................................        306,198         245,934
                                                                                               ----------      ----------
         Total assets ....................................................................     $  367,947      $  362,816
                                                                                               ==========      ==========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................................     $    7,855      $    2,104
   Accrued salaries and other accrued liabilities ........................................          4,054           3,647
   Deferred revenue ......................................................................          2,516              --
   Income taxes payable ..................................................................          2,913             935
   Amounts payable to orthodontic entities ...............................................          2,412           1,900
   Current portion of notes payable to affiliated orthodontists ..........................          2,426           6,020
                                                                                               ----------      ----------
         Total current liabilities .......................................................         22,176          14,606
Notes payable to affiliated orthodontists, less current portion ..........................             --           2,141
Long-term debt, less current portion .....................................................         58,575          50,632
Deferred income taxes ....................................................................             --          16,910

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares outstanding ..             --              --
   Common stock, $.01 par value; 100,000,000 shares authorized at
     December 31, 2000 and 1999; 48,600,000 and 48,066,000 shares issued and
     outstanding at December 31, 2000 and 1999, respectively .............................            487             481
   Additional paid-in capital ............................................................        168,661         161,465
   Retained earnings .....................................................................        121,581         124,435
   Accumulated other comprehensive income ................................................           (127)             --
   Due from key employees for stock purchase program .....................................         (1,604)         (5,236)
   Capital contributions receivable from shareholders ....................................         (1,802)         (2,618)
                                                                                               ----------      ----------
         Total shareholders' equity ......................................................        287,196         278,527
                                                                                               ----------      ----------
         Total liabilities and shareholders' equity ......................................     $  367,947      $  362,816
                                                                                               ==========      ==========



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                             2000           1999           1998
                                                                           ---------      ---------      ---------

Net revenue ..........................................................     $ 268,836      $ 226,290      $ 171,298
Direct expenses:
   Employee costs ....................................................        78,051         61,224         46,878
   Orthodontic supplies ..............................................        21,274         17,136         13,287
   Rent ..............................................................        23,973         18,624         14,128
   Marketing and advertising .........................................        22,001         16,874         15,491
                                                                           ---------      ---------      ---------
         Total direct expenses .......................................       145,299        113,858         89,784
General and administrative ...........................................        28,360         23,270         18,104
Depreciation and amortization ........................................        15,175         12,238          9,124
                                                                           ---------      ---------      ---------
Operating profit .....................................................        80,002         76,924         54,286
Interest expense .....................................................        (4,571)        (2,599)          (337)
Interest income ......................................................           840            395            617
                                                                           ---------      ---------      ---------
Income before income taxes ...........................................        76,271         74,720         54,566
Provision for income taxes ...........................................        28,549         28,206         20,753
                                                                           ---------      ---------      ---------
Net income before cumulative effect of changes in accounting
     principles ......................................................        47,722         46,514         33,813
Cumulative effect of changes in accounting principles,
     net of income tax benefit .......................................       (50,576)          (678)            --
                                                                           ---------      ---------      ---------
Net income (loss) ....................................................     $  (2,854)     $  45,836      $  33,813
                                                                           =========      =========      =========
Net income (loss) per share:
   Basic before cumulative effect of changes in
     accounting principles ...........................................     $     .99      $     .97      $     .71
   Cumulative effect of changes in accounting principles .............         (1.04)          (.02)            --
                                                                           ---------      ---------      ---------
   Basic .............................................................     $    (.03)     $     .95      $     .71
                                                                           =========      =========      =========
   Diluted before cumulative effect of changes in accounting
     principles ......................................................     $     .96      $     .96      $     .70
   Cumulative effect of changes in accounting principles .............         (1.02)          (.02)            --
                                                                           ---------      ---------      ---------
   Diluted ...........................................................     $    (.06)     $     .94      $     .70
                                                                           =========      =========      =========

Weighted average shares outstanding:
   Basic .............................................................        48,412         47,998         47,690
                                                                           =========      =========      =========
   Diluted ...........................................................        49,845         48,643         48,502
                                                                           =========      =========      =========

Pro forma net income for change in accounting principle adopted
   effective January 1, 2000 .........................................           N/A      $  32,326      $  22,276

Pro forma net income per share diluted for change in accounting
   principle effective January 1, 2000 ...............................           N/A      $     .66      $     .46


See accompanying notes.

                      Orthodontic Centers of America, Inc.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                        Due
                                                                                      From Key
                                                                                      Employees
                                                       Additional                     For Stock
                                          Common        Paid-In         Retained       Purchase
                                          Stock         Capital         Earnings       Program
                                       ------------   ------------    ------------   ------------

Balance at January 1, 1998 .........   $        474   $    153,334    $     44,786   $     (5,236)
   Issuance of shares under
     stock option plans
     (223,000 shares) ..............              2          2,396              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (253,000 shares) ...              2          4,206              --             --
   Net income ......................             --             --          33,813             --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 1998 .......            478        159,936          78,599         (5,236)
   Issuance of shares under
     stock option plans
     (123,000 shares) ..............              1            619              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (80,000 shares) ....              2            800              --             --
   Issuance of shares under
     orthodontist stock purchase
     program (21,000 shares)........             --            110              --             --
   Net income ......................             --             --          45,836             --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 1999 .......            481        161,465         124,435         (5,236)
                                       ------------   ------------    ------------   ------------
   Issuance of shares under
     stock option plans,
     (479,000 shares) ..............              3          3,512              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (185,000 shares) ...              2          4,056              --             --
   Repayment of loans from key
     employee program ..............             --         (1,816)             --          3,632
   Issuance of shares under
     orthodontist stock purchase
     program (227,000 shares).......              1          1,444              --             --
   Foreign currency translation
     adjustment ....................             --             --              --             --
   Net income (loss)................             --             --          (2,854)            --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 2000 .......   $        487   $    169,324    $    121,581   $     (1,604)
                                       ============   ============    ============   ============




                                           Capital
                                        Contributions     Accumulated
                                         Receivable          Other           Total
                                            From         Comprehensive   Shareholders'
                                         Shareholders       Income          Equity
                                        -------------    -------------   ------------

Balance at January 1, 1998 .........     $     (2,618)   $          --   $    190,740
   Issuance of shares under
     stock option plans
     (223,000 shares) ..............               --               --          2,398
   Issuance of shares of common
     stock to obtain Service
     Agreements (253,000 shares) ...               --               --          4,208
   Net income ......................               --               --         33,813
                                        -------------    -------------   ------------
Balance at December 31, 1998 .......           (2,618)                        231,159
   Issuance of shares under
     stock option plans
     (123,000 shares) ..............               --               --            620
   Issuance of shares of common
     stock to obtain Service
     Agreements (80,000 shares) ....               --               --            802
   Issuance of shares under
     orthodontist stock purchase
     program (21,135 shares)........               --               --            110
   Net income ......................               --               --         45,836
                                        -------------    -------------   ------------
Balance at December 31, 1999 .......           (2,618)              --        278,527
                                        -------------    -------------   ------------
   Issuance of shares under
     stock option plans
     (479,000 shares) ..............               --               --          3,515
   Issuance of shares of common
     stock to obtain Service
     Agreements (185,000 shares) ...               --               --          4,058
   Repayment of loans from any
     employee program ..............              816               --          2,632
   Issuance of shares under
     orthodontist stock purchase
     program (227,000 shares) ......               --               --          1,445
   Foreign currency translation
     adjustment ....................               --             (127)          (127)
   Net income (loss) ...............               --               --         (2,854)
                                        -------------    -------------   ------------
Balance at December 31, 2000 .......    $      (1,802)   $        (127)  $    287,196
                                        =============    =============   ============



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                      Consolidated Statements of Cash Flows
                        (In thousands, except share data)

                                                                               YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2000        1999         1998
                                                                         --------    --------    --------
OPERATING ACTIVITIES
Net income (loss).....................................................   $ (2,854)   $ 45,836    $ 33,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for bad debt expense ....................................        373       2,079       2,295
   Depreciation and amortization .....................................     15,175      12,238       9,124
   Deferred income taxes .............................................     (7,792)      1,273      (2,767)
   Cumulative effect of changes in accounting principles .............     50,576         678          --
   Changes in operating assets and liabilities:
   Service fee receivables ...........................................    (13,549)    (27,491)    (22,733)
   Supplies inventory ................................................        889      (2,305)     (2,663)
   Prepaid expenses and other ........................................     (2,309)     (1,342)        228
   Advances to/amounts payable to orthodontic entities.... ...........     (8,233)     (2,420)     (1,756)
   Accounts payable and other current liabilities ....................      7,368      (5,199)      6,568
                                                                         --------    --------    --------
Net cash provided by operating activities ............................     39,644      23,347      22,109

INVESTING ACTIVITIES
Purchases of property, equipment and improvements ....................    (20,271)    (22,520)    (17,638)
Proceeds from (sales of) available-for-sale
   investments .......................................................        (16)        204      19,674
Intangible assets acquired ...........................................    (28,246)    (17,178)    (42,216)
Advances to orthodontic entities .....................................         --      (3,951)     (4,906)
Payments from orthodontic entities ...................................         --         370       1,927
                                                                         --------    --------    --------
Net cash used in investing activities ................................    (48,533)    (43,075)    (43,159)

FINANCING ACTIVITIES
Repayment of notes payable to affiliated orthodontists and long-
  term debt...........................................................     (6,530)     (6,742)     (7,864)
Proceeds from long-term debt .........................................      7,483      30,577      20,055
Repayment of loans from key employee program .........................      2,632          --          --
Issuance of common stock .............................................      4,299         114         595
                                                                         --------    --------    --------
Net cash provided by financing activities ............................      7,884      23,949      12,786
Foreign currency translation adjustment ..............................       (127)         --          --
                                                                         --------    --------    --------
Change in cash and cash equivalents ..................................     (1,132)      4,221      (8,264)
Cash and cash equivalents at beginning of year .......................      5,822       1,601       9,865
                                                                         --------    --------    --------
Cash and cash equivalents at end of year .............................   $  4,690    $  5,822    $  1,601
                                                                         ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest ..........................................................   $  4,271    $  2,499    $    337
                                                                         ========    ========    ========
   Income taxes ......................................................   $ 31,568    $ 33,931    $ 19,287
                                                                         ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Notes payable and common stock issued to obtain Service
   Agreements ........................................................   $  5,974    $  4,512    $ 13,609
                                                                         ========    ========    ========



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                   Notes to Consolidated Financial Statements


1.   DESCRIPTION OF BUSINESS

Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontists practicing throughout the United States and in Japan, Mexico and Puerto Rico.

The Company provides business operations, financial, marketing and administrative services to orthodontic practices. These services are provided under service and consulting agreements (hereafter referred to as "Service Agreements") with the orthodontist and their wholly owned orthodontic entities (hereafter referred to as "Affiliated Orthodontists"). The Affiliated Orthodontists own the orthodontic entities. As the Company does not control the orthodontic entities, it does not consolidate the financial results of the orthodontic entities.

The financial statements include service fees earned under the Service Agreements and the expenses of providing the Company's services, which generally includes all expenses of the orthodontic practices except for orthodontist compensation and certain expenses directly related to the orthodontic entities, such as professional insurance coverage.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


ACCOUNTING CHANGES

Effective January 1, 2000, the Company adopted a change in accounting for revenue in connection with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of this accounting change, calculated as of January 1, 2000, was $50.6 million, net of income tax benefit of $30.6 million. The effect of this accounting change in 2000 was to reduce revenue by $26.3 million. In 2000, the Company recognized revenue of $57.3 million that was included in the cumulative effect adjustment. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactive to prior periods.

Effective January 1, 1999, the Company adopted SOP 98-5 "Reporting the Costs of Start-Up Activities." The cumulative effect of this accounting change, calculated as of January 1, 1999, was $678,000, net of income tax benefit. The pro forma amounts in prior periods were not material.


CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All investments held at December 31, 2000 and 1999 are classified as available-for-sale because management does not have positive intent to hold until maturity. Available-for-sale investments are carried at amortized cost, which approximates fair value. At December 31, 2000, investments were included in current assets as management expects to use the proceeds from the sale of the investments in its current operations. At December 31, 2000 and 1999, the Company's amortized cost of investments held consisted of $999,000 and $983,000, respectively, of government bonds. The unrealized gains and losses on these investments at December 31, 2000 and 1999 were not significant. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and included in interest income. The cost of investments sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

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

     SERVICE FEES RECEIVABLE AND ADVANCES TO ORTHODONTIC ENTITIES: The carrying amounts reported on the balance sheets for service fees receivable and advances to orthodontic entities approximate their fair values.

     LONG-TERM DEBT: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and approximate their carrying values.

The Company will adopt Financial Accounting Standards Board Statement FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. As the Company has no derivatives at the date of adoption, there will be no financial statement impact.


REVENUE RECOGNITION

Net revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000 the Company changed its method of revenue recognition for service fees earned under its Service Agreements with Affiliated Orthodontists. The Company recognizes service fees based on patient contract revenues calculated on a straight-line basis over the term of the patient contracts, net of amounts to be retained by the orthodontists. The amounts to be retained by orthodontists is the Company's estimate of the orthodontists' proportionate share of straight-line patient contract revenues, reduced by the amount of Company expenses incurred and not yet reimbursed by the orthodontists.

Prior to the change in method, the Company recognized service fee revenues pursuant to the terms of the Service Agreements. Such fees were recognized on a monthly basis as approximately 24% of new patient contract balances plus a portion of existing patient contract balances, less amounts retained by the orthodontists. This method was supported by proportional performance of business services provided under the Service Agreements.

Under the terms of the Service Agreements, the Affiliated Orthodontists assign their patient receivables to the Company in payment of their service fees. Service fees receivable represents the portion of these patient receivables that the Company expects to retain and which has been recognized as net revenue. Orthodontists retain patient revenue not paid to the Company as the service fee. The amounts ultimately retained by orthodontists are dependent upon the financial performance of their practices.

RECEIVABLES

Service fee receivables and advances to orthodontic entities are classified on the consolidated balance sheets based upon the expected date of collection. Collection of amounts due from orthodontic entities is highly dependent on the entities' financial performance. Therefore, the Company is exposed to certain credit risk. However, management believes such risk is minimized by the Company's involvement in certain business aspects of the orthodontic entity. Management evaluates the collectibility of these receivables based upon a number of factors relevant to the affiliated orthodontist, including recent new patient contract performance, active patient base and center cost structure. The Company has a history of collecting amounts due from affiliated orthodontists.

Under the terms of the Service Agreements, the orthodontic entities assign their patient receivables (billed and unbilled) to the Company in payment of their service fees. The Company is responsible for collection. Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. There are no unbilled receivables which will not be billed. The Company is exposed to certain credit risks. The Company manages such risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for billed and unbilled patient receivables. Such deductions totaled $373,000, $2,079,000 and $2,295,000, for the years ended December 31, 2000, 1999 and 1998, respectively, and have been within management's expectations.


SUPPLIES INVENTORY

Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.


PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the original lease terms which are generally 5 to 10 years. The related depreciation and amortization expense for the years ended December 31, 2000, 1999, and 1998 was $8,151,000, $6,519,000 and $4,575,000, respectively.


INTANGIBLE ASSETS

The Company affiliates with a practicing orthodontist by acquiring substantially all of the non-professional assets of the orthodontist's practice, either directly or indirectly through a stock purchase, and entering into a Service Agreement with the orthodontist. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. The acquired assets generally consist of equipment, furniture, fixtures and leasehold interests. The Company records these acquired tangible assets at their fair value as of the date of acquisition, and depreciates or amortizes the acquired assets using the straight-line method over their useful lives. The remainder of the purchase price is allocated to an intangible asset, which represents the costs of obtaining the Service Agreement, pursuant to which the Company obtains the exclusive right to provide business operations, financial, marketing and administrative services to the orthodontist during the term of the Service Agreement. In the event the Service Agreement is terminated, the related orthodontic entity is generally required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value.

                      Orthodontic Centers of America, Inc.

The Company may issue shares of its common stock as consideration when it acquires the assets of and enters into Service Agreements with practicing orthodontists. The Company values the shares of stock issued in these transactions at the average closing market price during a few days prior to the date on which the particular transaction is closed.

Service Agreements are amortized over the shorter of their term or 25 years. Amortization expense for the years ended December 31, 2000, 1999 and 1998, was $7,024,000 $5,719,000 and $4,549,000 respectively. Accumulated amortization was $20,737,000 and $13,713,000 as of December 31, 2000 and 1999, respectively.
Intangible assets and the related accumulated amortization are written off when fully amortized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). Under those rules, Service Agreements are included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable. The recoverability of Service Agreements is assessed periodically and takes into account whether the Service Agreements should be completely or partially written off or the amortization period accelerated based on management's estimate of future operating income over the remaining term of the Service Agreement. If a Service Agreement is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the Service Agreement exceeds its fair value using estimated cash flows on a discounted basis.


MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.


INCOME TAXES

Income taxes for the Company are determined by the liability method in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes."


STOCK COMPENSATION ARRANGEMENTS

As permitted by FASB Statement No. 123 "Accounting for Stock-Based Compensation," FAS 123 the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock options granted to non-employees, primarily orthodontists, at fair value determined according to FAS 123.

RECLASSIFICATIONS

Amounts reported as patient receivables, unbilled patient receivables and patient prepayments in the financial statements for 1999 and 1998 have been reclassified as service fees receivables to conform to their 2000 presentation.

                      Orthodontic Centers of America, Inc.

3.   TRANSACTIONS WITH ORTHODONTIC ENTITIES

The following table summarizes the Company's finalized agreements with orthodontic entities to obtain Service Agreements and to acquire other assets for the years ended December 31, 2000, 1999 and 1998:

                  Total                       Remainder    Share Value     Common
               Acquisition   Notes Payable   (Primarily    (at average   Stock Shares
                   Costs         Issued          Cash)         cost)        Issued
               -----------   -------------   -----------   -----------   ------------

2000.......   $34,220,000    $ 1,255,000    $28,246,000   $ 4,719,000     227,000
1999.......    21,700,000      3,600,000     17,190,000       910,000      80,000
1998.......    56,900,000      8,700,000     43,994,000     4,206,000     253,000

At December 31, 2000 and 1999, advances to orthodontic entities totaled $16,701,000 and $20,530,000, respectively. Of these amounts, approximately $1,208,000 and $5,045,000 related to orthodontic entities that generated operating losses during the three months ended December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, advances to orthodontic entities in international locations totaled $6,196,000 and $1,413,000, respectively.

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as the orthodontists practicing in the centers begin to build a patient base. These newly developed centers have typically begun to generate operating profits after approximately 12 months of operations. To assist Affiliated Orthodontists in obtaining financing for their portion of initial operating losses and capital improvements for newly developed orthodontic centers, the Company has entered into an agreement with a financial institution under which (i) the financial institution finances these operating losses and capital improvements directly to the orthodontic entity, subject to the financial institution's credit approval of the orthodontic entity, and (ii) the Company remains a guarantor of the related debt. At December 31, 2000 and 1999, the Company was a guarantor for approximately $2,914,000 and $4,356,000, respectively, of loans under this arrangement. Of these amounts, approximately $172,000 and $392,000 related to orthodontic centers that generated operating losses during the three months ended December 31, 2000 and 1999, respectively.

The Company has reserved 2,000,000 shares of common stock for issuance to Affiliated Orthodontists through a stock purchase program that allows participating Affiliated Orthodontists to acquire shares of common stock from the Company.

4.   PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following (in thousands):

                                                                                            DECEMBER 31,
                                                                                       -----------------------
                                                                                         2000            1999
                                                                                       --------       --------
Leasehold improvements .........................................................       $ 51,408       $ 45,237
Furniture and fixtures .........................................................         44,916         35,603
Other equipment ................................................................            155            110
Centers in progress ............................................................          7,408          2,666
                                                                                       --------       --------
                                                                                        103,887         83,616
Less accumulated depreciation and amortization .................................        (27,201)       (19,050)
                                                                                       --------       --------
                                                                                       $ 76,686       $ 64,566
                                                                                       ========       ========

                      Orthodontic Centers of America, Inc.

5.   LONG-TERM DEBT AND NOTES PAYABLE


Long-term debt consisted of the following (in thousands):



                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 2000            1999
                                                               --------       --------

Senior Credit Facility .................................       $ 57,466       $ 50,632

Notes payable to affiliated orthodontists,
    interest rates from 7 to 10%, with maturity
    dates ranging from 2001 to 2004, unsecured .........          3,535          8,161
                                                               --------       --------
                                                                 61,001         58,793
Less current portion ...................................          2,426          6,020
                                                               --------       --------
                                                               $ 58,575       $ 52,773
                                                               ========       ========



The aggregate maturities of long-term debt as of December 31, 2000 for each of the next five years are as follows (in thousands): 2001--$2,426;
2002--$851; 2003--$57,721; 2004--$0; and 2005--$3.

The Company has a syndicated $100,000,000 Senior Revolving Credit Facility Agreement (the "Senior Credit Facility"). The Senior Credit Facility provides for an interest rate based on LIBOR, plus the Applicable Margin, as defined in the Senior Credit Facility. As of December 31, 2000, the Company had $42.5 million available for borrowing under its Senior Credit Facility. The Company's outstanding borrowings under the Senior Credit Facility at December 31, 2000 included $37.4 million in U.S. dollars and $20.1 million in Japanese yen (converted to U.S. dollars). The Company pays a quarterly commitment fee ranging from 0.25% to 0.375% per annum of the unused portion of available credit under the Senior Credit Facility. The interest rate outstanding as of December 31, 2000 ranged from 1.86% to 7.94% per annum, with a maturity date of October 2003. The Company utilizes the proceeds to refinance certain existing indebtedness, to finance certain acquisitions of assets of existing orthodontic centers, and for working capital. The amounts borrowed under the Senior Credit Facility are secured by security interests in all of the Company's assets, including its accounts receivable and equipment. The Company is required to maintain certain financial and nonfinancial covenants under the terms of the Senior Credit Facility, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. At December 31, 2000, the Company was in compliance with the covenants and restrictions of the Senior Credit Facility.


At December 31, 2000, the Company also had a $3,000,000 line of credit with a financial institution. There was no outstanding balance on this line of credit as of December 31, 2000. The line of credit is available for general working capital needs, the development of new orthodontic centers and the acquisition of assets from existing orthodontic centers. The Company is required to maintain certain financial covenants under the terms of this line of credit. The line of credit agreement also restricts certain activities of the Company, including limiting the declaration of dividends to current earnings. At December 31, 2000, the Company was in compliance with the covenants and restrictions of the agreement.


6.   EARNINGS PER SHARE

The following table sets forth the components of the basic and diluted net income (loss) per share calculations (in thousands).



                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                           2000            1999            1998
                                                                         --------        --------        --------

Numerator:
   Income before cumulative effect of accounting change
     for basic and diluted earnings per share ....................       $ 47,722        $ 46,514        $ 33,813

   Cumulative effect of changes in accounting
     principles, net of income tax benefit .......................        (50,576)           (678)             --
                                                                         --------        --------        --------
Numerator for basic and diluted earnings per share ...............       $ (2,854)       $ 45,836        $ 33,813
                                                                         ========        ========        ========
Denominator:
   Denominator for basic earnings per share ......................         48,412          47,998          47,690
   Effect of dilutive securities .................................          1,433             645             812
                                                                         --------        --------        --------
   Denominator for diluted earnings per share ....................         49,845          48,643          48,502
                                                                         ========        ========        ========

                      Orthodontic Centers of America, Inc.

7.   LEASES


Facilities for the orthodontic centers and administrative offices are rented under long-term leases accounted for as operating leases. The original lease terms are generally 5 to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future rental commitments as of December 31, 2000 are as follows (in thousands):



                            2001........................         $16,680
                            2002........................          13,037
                            2003........................           5,942
                            2004........................           2,447
                            2005........................           1,524
                            Thereafter..................           2,811
                                                                 -------
                                                                 $42,441
                                                                 =======

Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                       2000            1999             1998
                                     --------        --------        --------

Minimum rentals ..............       $ 15,589        $ 13,769        $ 10,446
Additional rentals ...........          8,521           5,014           3,783
Sublease income ..............           (137)           (159)           (101)
                                     --------        --------        --------
                                     $ 23,973        $ 18,624        $ 14,128
                                     ========        ========        ========


8.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows (in thousands):



                                                           DECEMBER 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
Deferred tax liabilities:
  Intangible assets .........................       $(14,633)      $(16,622)
  Other .....................................           (769)          (288)
                                                    --------       --------
Total deferred tax liabilities ..............        (15,402)       (16,910)

Deferred tax assets:
  Service fees receivable ...................         41,410          4,455
                                                    --------       --------
Total deferred tax assets ...................         41,410          4,455
                                                    --------       --------
Net deferred tax (asset) liability ..........       $ 26,008       $(12,455)
                                                    ========       ========

Components of the provision (benefit) for income taxes before the tax effect of the change in accounting were as follows (in thousands):



                                              YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                       2000            1999           1998
                                     --------        --------       --------

Current ......................       $ 36,341        $ 26,933       $ 23,520
Deferred .....................         (7,792)          1,273         (2,767)
                                     --------        --------       --------
Total ........................       $ 28,549        $ 28,206       $ 20,753
                                     ========        ========       ========

                      Orthodontic Centers of America, Inc.

The reconciliation of income tax computed at the federal statutory rates to the provision for income taxes before the tax effect of the change in accounting is (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                        2000              1999             1998
                                                                      -------            -------           -------

Tax at federal statutory rates..............................          $25,551            $25,237           $18,460
Other, primarily state income taxes.........................            2,998              2,969             2,293
                                                                      -------            -------           -------
Total.......................................................          $28,549            $28,206           $20,753
                                                                      =======            =======           =======

9. BENEFIT PLANS

STOCK OPTION PLANS

The Company has reserved 3,400,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the "Incentive Option Plan"). Options may be granted to officers, directors and employees of the Company, for terms not longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal installments beginning two years after the grant date, and expire 10 years after the grant date. At December 31, 2000, 526,664 shares were available for issuance under the Incentive Option Plan.

The Company has reserved 600,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on the first trading date each year to each non-employee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal annual installments beginning two years after the grant date, and expiring 10 years after the grant date, unless canceled sooner due to termination of service or death. At December 31, 2000, 552,000 shares were available for issuance under the Director Option Plan.

The Company has reserved 2,000,000 of the authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (the "Orthodontist Option Plan"). Options may be granted to orthodontists who own an orthodontic entity which has a service, or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal annual installments beginning two years after grant date, and expire 10 years after grant date. At December 31, 2000, 1,042,024 shares were available for issuance under the Orthodontist Option Plan. Compensation expense of $110,000, $410,000 and $95,000 has been recognized for the orthodontist option plan for 2000, 1999 and 1998, respectively.

The Company has reserved 200,000 of the authorized shares of common stock for issuance under the 1996 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum reported on the New York Stock Exchange on the applicable purchase date or the first trading date of the year, whichever is lower. Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company. At December 31, 2000, a total of 2,126,207 shares were available for issuance under these stock purchase Plans.

FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

                                                                              2000            1999          1998
                                                                           ----------      ----------    ----------

Risk-free interest rate............................................        6.52%           6.25%         6.11%
Dividend yield:
   Volatility factor...............................................        .553            .505          .490
   Weighted-average expected life..................................        6.43 years      6.65 years    7.43 years

                      Orthodontic Centers of America, Inc.

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

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. Had the Company's stock-based compensation plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts before the effect of the change in accounting principle indicated below (in thousands, except per share data):

                                                                              2000     1999        1998
                                                                              ----    -------     -------

Pro forma net income.................................................         $46,467 $44,431     $33,111
Pro forma earnings per share:
   Basic.............................................................         $   .96 $   .93     $   .69
   Diluted...........................................................         $   .93 $   .91     $   .68

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             2000                          1999                         1998
                                  ---------------------------  ---------------------------  ---------------------------
                                               WEIGHTED                      WEIGHTED                     WEIGHTED
                                                AVERAGE                       AVERAGE                      AVERAGE
                                    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                  ----------   --------------  ----------   --------------  ----------   --------------

Outstanding  at  beginning
   of year                         4,333,585       $11.63       3,272,886       $10.72       3,130,072       $ 9.57
Granted                              302,466        15.33       1,254,018        14.26         373,943        16.36
Exercised                           (479,473)       10.49        (122,775)        4.87        (181,729)        3.54
Forfeited                           (299,164)       15.25         (70,544)       17.42         (49,400)        4.72
                                  ----------                   ----------                   ----------

Outstanding at end of year         3,857,414        12.28       4,333,585        11.63       3,272,886        10.72
                                  ==========                   ==========                   ==========
Exercisable at end of year         2,242,142        10.26       1,664,468        10.21         901,575         6.47
                                  ==========                   ==========                   ==========

Weighted average fair value
   of options granted during
   the year                       $    11.31                   $     9.26                   $    12.05
                                  ==========                   ==========                   ==========


Of the options outstanding at December 31, 2000, approximately 809,000 were issued on or about the date of the Company's initial public offering and have exercise prices which range from $2.75 to $3.25, a weighted average exercise price of $3.06, and a weighted average remaining contractual life of 4 years. The remaining options outstanding at December 31, 2000 have exercise prices which range from $2.75 to $33.13, a weighed average exercise price of $14.63, and a weighed average remaining contractual life of 7.02 years.


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

                      Orthodontic Centers of America, Inc.

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

In 1997, 295,000 shares of common stock were purchased under the Key Employee Purchase Plan. The 50% of the loan not financed by the Company was financed personally by major shareholders on terms comparable to the loan from the Company. This loan has been recorded as a capital contribution to the Company with the corresponding amount due from the key employees recorded as a deduction from shareholders' equity. The loan to be financed personally by shareholders was paid by the Company at the time of the offering and has not been repaid at December 31, 2000. Therefore, a capital contribution receivable from the shareholders had been recorded at December 31, 2000 as a reduction from shareholders' equity. The total amount due from key employees in conjunction with the Key Employee Purchase Plan as of December 31, 2000 was $1,604,000.

DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee's contribution to the plan, up to a maximum of $600 per year. Plan expense totaled $45,000, $59,000, and $52,000 for years ended December 31, 2000, 1999 and 1998, respectively.

                      Orthodontic Centers of America, Inc.

10.  COMMITMENTS AND CONTINGENCIES

In May 2000, Benjamin M. Pridemore, Jr., D.D.S and B. Morgan Pridemore, III filed a lawsuit against the Company alleging that the Company breached the terms of an agreement reached in settlement of previous litigation, and that the Company fraudulently induced them to enter into that settlement agreement. The plaintiffs are seeking specific enforcement of the settlement agreement and unspecified compensatory and punitive damages and attorney's fees. While the Company believes the plaintiff's claims lack merit, it not possible to predict the outcome of this matter and these matters could have a material adverse effect on the Company's financial position and results of operations.

In October 2000, the Company filed a lawsuit against Dr. Ronald M. Roncone. Shortly before filing the litigation, the Company terminated Dr. Roncone's employment for cause. In its lawsuit, the Company alleges that Dr. Roncone failed to satisfy a condition to the Company's performance under the employment agreement by refusing to affiliate his orthodontic practice with the Company and by failing to recruit the minimum number of affiliated orthodontists, and is therefore not entitled to certain incentive compensation specified by the employment agreement. The Company also seeks repayment of $2.3 million that the Company loaned to Dr. Roncone, about $1.4 million that the Company paid to a third-party lender as guarantor of a loan to Dr. Roncone and about $1.0 million that the Company advanced on Dr. Roncone's behalf to lease, improve and equip a training center and orthodontic office for Dr. Roncone. In November 2000, Dr. Ronald M. Roncone filed litigation against the Company alleging that the Company breached the terms of an employment agreement and the terms of an alleged oral agreement to convert about $3.0 million in loans to Dr. Roncone to an interest-free basis and, at his option, compensation, and to waive Dr. Roncone's obligation to affiliate his practice with the Company. Dr. Roncone seeks an unspecified amount of money damages or 700,000 shares of the Company's common stock. While the Company believes the plaintiff's claims lack merit, it is not possible to predict the outcome of this matter and these matters could have a material adverse effect on the Company's financial position and results of operations.

On April 9, 2001, a lawsuit purported to be a class action on behalf of purchasers of shares of the Company's stock from April 27, 2000 through March 15, 2001, was filed against the Company, Bartholomew F. Palmisano, Sr., Bartholomew F. Palmisano, Jr., and Dr. Gasper Lazzara, Jr. In the complaint, the plaintiffs alleged that the Company and the other defendants violated certain provisions of federal securities laws by allegedly recognizing revenue in violation of generally accepted accounting principles in the United States and SEC disclosure requirements and by allegedly making false and misleading statements about our financial results and accounting, which the plaintiffs alleged artificially inflated the market price of the Company's common stock. The plaintiffs' allegations related in part to the Company's change in revenue recognition policy pursuant to SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial statements," which is discussed in Note 2 to the consolidated financial statements. The plaintiff is seeking unspecified compensatory damages, interest and attorney's fees. While the Company believes the plaintiffs' claims lack merit, it is not possible to predict the outcome of this matter and these matters could have a material adverse effect on the Company's financial position and results of operations.

In the normal course of business, the Company becomes a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance at levels sufficient to insure itself against the normal risk of operations.

                      Orthodontic Centers of America, Inc.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share data). For the year ended December 31, 2000, the amounts include results previously reported by the Company and results restated to reflect the Company's change in revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" effective January 1, 2000.

                                                                           QUARTER ENDED
                               ----------------------------------------------------------------------------------------------------
                                     MARCH 2000                   JUNE 2000              SEPTEMBER 2000           DECEMBER 2000
                               ----------------------      -----------------------    ---------------------   ---------------------
                                   As                          As                         As
                               Previously       As         Previously        As       Previously      As
                                Reported     Restated       Reported      Restated     Reported    Restated
                               ----------    --------      ----------     --------    ----------   --------
Net revenue ...............     $ 65,765     $ 59,282       $ 71,767      $ 65,842     $ 77,515    $ 69,724         $ 73,988
Operating profit ..........       23,197       16,821         25,473        19,897       27,253      19,752           23,532
Net income before
  cumulative effect of
  changes in accounting
  principles ..............       14,024        9,982         15,373        11,829       16,321      11,578           14,333
Cumulative effect of
  changes in accounting
  principles...............           --      (50,576)            --            --           --          --               --
Net income (loss) .........       14,024      (40,594)        15,373        11,829       16,321      11,578           14,333
Net income per share
  assuming dilution:
  Net income per share
    before cumulative
    effect of changes in
    accounting principles..         0.29         0.20           0.31          0.24         0.33        0.23             0.29
  Cumulative effect of
    changes in accounting
    principles.............           --        (1.04)            --            --           --          --               --
Net income (loss) per
  share ...................         0.29        (0.84)          0.31          0.24         0.33        0.23             0.29


A portion of the revenue that was included in the cumulative effect adjustment as of January 1, 2000 was recognized as revenue in 2000. The amount of this recycled revenue was $16.9 million during the quarter ended March 31, 2000, $15.3 million during the quarter ended June 30, 2000, $13.6 million during the quarter ended September 30, 2000, and $11.5 million during the quarter ended December 31, 2000.

                                                   QUARTER ENDED
                                --------------------------------------------------
                                 MARCH          JUNE        SEPTEMBER     DECEMBER
                                  1999          1999          1999          1999
                                --------      --------      ---------     --------
Net revenue ..............      $ 49,048      $ 55,401      $ 59,770      $ 62,071
Operating profit .........        16,666        18,923        20,094        21,241
Net income ...............         9,479        11,523        12,095        12,738
Net income per share:
   Basic .................      $    .20      $    .24      $    .25      $    .26
   Diluted ...............           .19           .24           .25           .26

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
                  COL. A                       COL. B                        COL. C                      COL. D           COL. E
---------------------------------------  -------------------   ------------------------------------   ------------     ------------
                                                                            Additions
                                                                      (1)               (2)
                                             Balance at        Charged to costs   Charged to Other    Deduction--        Balance at
               Description               Beginning of Period     and expenses     Accounts-Describe     Describe       End of Period
---------------------------------------  -------------------   ----------------   -----------------   ------------     -------------
                                                            Amounts in thousands


Year ended December 31, 2000:
Allowance for uncollectible
 service fees..........................     $      9,644         $        373            (5,049)(A)        (2,370)(B)  $      2,598
                                            ============         ============       ============      ============     ============

Year ended December 31, 1999:
Allowance for uncollectible
 service fees..........................     $      7,565         $      2,079                --                --      $      9,644
                                            ============         ============       ============      ============     ============

Year ended December 31, 1998:
Allowance for uncollectible
 service fees..........................     $      5,270         $      2,295                --                --      $      7,565
                                            ============         ============       ============      ============     ============


----------

(A) Cumulative effect of a change in accounting principle.

(B) Deductions are for the write-off of uncollectible billings and uncollectible unbilled amounts directly to expense, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and executive officers is incorporated herein by reference to the sections captioned "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2001.

The following table sets forth certain information with respect to our executive officers:

                      NAME                               AGE                   POSITIONS WITH OCA
-------------------------------------------------        ---      --------------------------------------------
Dr. Gasper Lazzara, Jr...........................         58      Chairman of the Board, Director

Bartholomew F. Palmisano, Sr.....................         54      Chief Executive Officer, President, Director

Michael C. Johnsen...............................         48      Chief Operating Officer, Director

Bartholomew F. Palmisano, Jr.....................         30      Chief Financial Officer, Secretary

Dr. Gasper Lazzara, Jr. Dr. Lazzara has served as our Chairman of the Board and as a director since July 1994. He served as our Co-Chief Executive Officer from September 1998 to July 2000, and he served as our Chief Executive Officer from July 1994 to September 1998. Dr. Lazzara also served as our President from July 1994 to June 1997. From 1989 to 1994, Dr. Lazzara served as president or managing partner of certain of our predecessor entities. He is a licensed orthodontist and, prior to founding OCA, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and a Diplomate of the American Board of Orthodontists. Dr. Lazzara serves on the board of directors of BriteSmile, Inc.

Bartholomew F. Palmisano, Sr. Mr. Palmisano has served as our Chief Executive Officer since July 2000, as our President since October 1999 and as a director since July 1994. He served as a Co-Chief Executive Officer from September 1998 to July 2000. He served as our Chief Financial Officer, Senior Vice President and Secretary from July 1994 to September 1998. From 1989 to 1994, Mr. Palmisano served as the chief financial officer of certain of our predecessor entities. Mr. Palmisano is a licensed certified public accountant and an attorney.

Michael C. Johnsen. Mr. Johnsen has served as our Chief Operating Officer since June 1997 and as a director since 1994. Mr. Johnsen served as our Vice President of Operations from July 1994 to June 1997. From 1988 to 1994, Mr. Johnsen served as vice president of operations of certain of our predecessor entities. Mr. Johnsen is Dr. Lazzara's brother-in-law.

Bartholomew F. Palmisano, Jr. Mr. Palmisano has served as our Chief Financial Officer and Secretary since September 1998. He served as our Chief Information Officer from July 1994 to September 1998. He was employed as an accountant with Arthur Andersen LLP in 1992. Mr. Palmisano is the son of Bartholomew F. Palmisano, Sr.

Our executive officers are elected by the Board of Directors at its first meeting following the annual meeting of our stockholders, or as soon thereafter as is conveniently possible, and at such additional times as the Board of Directors deems advisable. Executive officers serve for the term provided within their respective employment agreement, if applicable, or, if an executive officer is not a party to an employment agreement, for such term as is determined by the Board of Directors and until their respective successor is elected and qualified or until their earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2001. The sections captioned "Comparative Performance Graph", "Compensation Committee Report on Executive Compensation" and "Audit Committee Report" included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the security ownership of certain beneficial stockholders and our management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

    The following consolidated financial statements are included in Item 8 of this Report.

    (1) FINANCIAL STATEMENTS:

        Report of Independent Auditors

        Consolidated Balance Sheets - December 31, 2000 and 1999

        Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Equity - Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements - December 31, 2000

    (2) FINANCIAL STATEMENT SCHEDULE:

        Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted, because they are not applicable or not required, or because the required information is included in our consolidated financial statements or notes thereto.

    (3) EXHIBITS:

        Exhibit
        Number                       Description of Exhibit
        -------                      ----------------------

          3.1   --   Bylaws of Orthodontic Centers of America, Inc. (1)

          3.2   --   Restated Certificate of Incorporation of Orthodontic
                     Centers of America, Inc. (2)

          4.1   --   Specimen Stock Certificate (1)

         10.1   --   Form of Service Agreement (confidential treatment granted
                     as to a portion of the agreement) (1)

         10.2   --   Form of Management Agreement (confidential treatment
                     granted as to a portion of the agreement) (1)

         10.3   --   Form of Consulting Agreement (1)

        Exhibit
        Number                       Description of Exhibit
        -------                      ----------------------

         10.4   --   Employment Agreement, dated as of November 21, 1994,
                     between Orthodontic Centers of America, Inc. and Gasper
                     Lazzara, Jr., D.D.S. (1)(7)

         10.5   --   Employment Agreement, dated as of November 21, 1994,
                     between Orthodontic Centers of America, Inc. and
                     Bartholomew F. Palmisano, Sr. (1)(7)

         10.6   --   Orthodontic Centers of America, Inc. 1994 Incentive Stock
                     Plan (1)(7)

         10.7   --   Orthodontic Centers of America, Inc. 1994 Non-Qualified
                     Stock Option Plan for Non-Employee Directors (1)(7)

         10.8   --   First Union National Bank Defined Contribution Master Plan
                     and Trust Agreement, and Adoption Agreement relating
                     thereto, between Orthodontic Centers of America, Inc. and
                     First Union National Bank (1)(7)

         10.9   --   Orthodontic Centers of America, Inc. 1995 Restricted Stock
                     Option Plan (3)

        10.10   --   Orthodontic Centers of America, Inc. 1996 Employee Stock
                     Purchase Plan (4)(7)

        10.11   --   Orthodontic Centers of America, Inc. 1997 Key Employee
                     Stock Purchase Plan Participation Agreement, dated as of
                     November 5, 1997, between Orthodontic Centers of America,
                     Inc. and Michael C. Johnsen (5)(7)

        10.12   --   Orthodontic Centers of America, Inc. 1997 Key Employee
                     Stock Purchase Plan Participation Agreement, dated as of
                     November 5, 1997, between Orthodontic Centers of America,
                     Inc. and Bartholomew F. Palmisano, Jr. (6)(7)

        10.13   --   Revolving Credit and Security Agreement, dated as of
                     October 8, 1998, among Orthodontic Centers of America, Inc.
                     and certain of its subsidiaries, as Borrowers, the Lenders named therein, First Union National Bank, as Agent, Bank of
                     America, FSB, as Documentation Agent, and Citibank, N.A.,
                     as Syndication Agent (6)

        10.14   --   Lease Agreement, dated October 7, 1999 and amended and
                     restated as of April 16, 2001, between Orthodontic Centers of America, Inc. and Ponte Vedra Management Group, Ltd.
                     (filed herewith)

        10.15   --   Asset Purchase Agreement, dated as of April 7, 2000, among
                     Orthodontic Centers of America, Inc. and Apple Orthodontix,
                     Inc. and certain of its subsidiaries (filed herewith)

        10.16   --   Employment Agreement, dated as of November 6, 1996, between
                     Orthodontic Centers of America, Inc. and Dr. Ronald M.
                     Roncone (filed herewith)

         21.1   --   List of subsidiaries of Orthodontic Centers of America,
                     Inc. (filed herewith)

         23.1   --   Consent of Ernst & Young LLP (filed herewith)

----------

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

    (7) Executive compensation plan or arrangement.

(b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Metairie, State of Louisiana, on April 16, 2001.

                                       ORTHODONTIC CENTERS OF AMERICA, INC.


                                       By: /s/ Bartholomew F. Palmisano, Sr.
                                           -------------------------------------
                                           Bartholomew F. Palmisano, Sr.
                                           President and Chief Executive Officer

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

             SIGNATURE                                         TITLE                            DATE
             ---------                                         -----                            ----

/s/ Gasper Lazzara, Jr., D.D.S.                   Chairman of the Board, Director          April 16, 2001
---------------------------------------
Gasper Lazzara, Jr., D.D.S.


/s/ Bartholomew F. Palmisano, Sr.                 Chief Executive Officer,                 April 16, 2001
---------------------------------------           President, Director (principal
Bartholomew F. Palmisano, Sr.                     executive officer)


/s/ Bartholomew F. Palmisano, Jr.                 Chief Financial Officer,                 April 16, 2001
---------------------------------------           Secretary (principal financial and
Bartholomew F. Palmisano, Jr.                     accounting officer)


/s/ Michael C. Johnsen                            Chief Operating Officer,                 April 16, 2001
---------------------------------------           Director
Michael C. Johnsen


/s/ Ashton J. Ryan, Jr.                           Director                                 April 16, 2001
---------------------------------------
Ashton J. Ryan, Jr.


/s/ A Gordon Tunstall                             Director                                 April 16, 2001
---------------------------------------
A Gordon Tunstall


/s/ Edward J. Walters, Jr.                        Director                                 April 16, 2001
---------------------------------------
Edward J. Walters, Jr.


/s/ John J. Sheridan, D.D.S., M.S.D.              Director                                 April 16, 2001
---------------------------------------
John J. Sheridan, D.D.S., M.S.D.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
3.1            -- Bylaws of Orthodontic Centers of America, Inc. (1)

3.2            -- Restated Certificate of Incorporation of Orthodontic Centers
                  of America, Inc. (2)

4.1            -- Specimen Stock Certificate (1)

10.1           -- Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)

10.2           -- Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)

10.3           -- Form of Consulting Agreement (1)

10.4           -- Employment Agreement, dated as of November 21, 1994, between
                  Orthodontic Centers of America, Inc. and Gasper Lazzara, Jr.,
                  D.D.S. (1)(7)

10.5           -- Employment Agreement, dated as of November 21, 1994, between
                  Orthodontic Centers of America, Inc. and Bartholomew F.
                  Palmisano, Sr. (1)(7)

10.6           -- Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan
                  (1)(7)

10.7           -- Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock
                  Option Plan for Non-Employee Directors (1)(7)

10.8           -- First Union National Bank Defined Contribution Master Plan and
                  Trust Agreement, and Adoption Agreement relating thereto,
                  Option Plan (3)

10.9           -- Orthodontic Centers of America, Inc. 1995 Restricted Stock
                  Option Plan (3)

10.10          -- Orthodontic Centers of America, Inc. 1996 Employee Stock
                  Purchase Plan (4)(7)

10.11          -- Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                  Purchase Plan Participation Agreement, dated as of November 5,
                  1997, between Orthodontic Centers of America, Inc. and Michael
                  C. Johnsen (5)(7)

10.12          -- Orthodontic Centers of America, Inc. 1997 Key Employee Stock
                  Purchase Plan Participation Agreement, dated as of November 5,
                  1997, between Orthodontic Centers of America, Inc. and
                  Bartholomew F. Palmisano, Jr. (6)(7)

10.13          -- Revolving Credit and Security Agreement, dated as of October
                  8, 1998, among Orthodontic Centers of America, Inc. and certain of its subsidiaries, as Borrowers, the Lenders named therein, First Union National Bank, as Agent, Bank of America,
                  FSB, as Documentation Agent, and Citibank, N.A., as
                  Syndication Agent (6)

10.14          -- Lease Agreement, dated as of October 7, 1999 and amended and restated as of April 16, 2001, between Orthodontic Centers of America, Inc. and Ponte Vedra Management Group, Ltd. (filed herewith)

10.15          -- Asset Purchase Agreement, dated as of April 7, 2000, among
                  Orthodontic Centers of America, Inc. and Apple Orthodontics,
                  Inc. and certain of its subsidiaries (filed herewith)

10.16          -- Employment Agreement, dated as of November 6, 1996, between
                  Orthodontic Centers of America, Inc. and Dr. Ronald M. Roncone
                  (filed herewith)

21.1           -- List of subsidiaries of Orthodontic Centers of America, Inc.
                  (filed herewith)

23.1           -- Consent of Ernst & Young LLP (filed herewith)

----------

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

(7)      Executive compensation plan or arrangement.