Form 10-K405/A
period 2000-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2001-04-27
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

EXPLANATORY NOTE: This amendment is being filed to insert information about our office space in Japan that was inadvertently omitted in "Item 2. Properties," to clarify the second paragraph of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," to correct certain percentages of net revenue represented by line items in our Consolidated Statements of Income and the pro forma operating profit and pro forma provision for income taxes for 1999 reported in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and to correct basic net income per share for 2000 reported in "Item
8. Financial Statements and Supplementary Data -- Consolidated Statements of Income" and additional paid-in-capital at December 31, 2000 reported in "Item 8. Financial Statements and Supplementary Data -- Consolidated Statements of Shareholders' Equity."

                                     PART I


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

We lease approximately 16,650 square feet of corporate office space, about 2,300 square feet of which is currently leased to another tenant, in Ponte Vedra Beach, Florida under a lease which expires in June 2010. We also maintain a corporate office in approximately 5,300 square feet of office space in Metairie, Louisiana under a lease which expires in October 2005. We maintain two corporate offices in Japan, in approximately 1,100 and 710 square feet of office space under leases expiring in April 2001 and September 2002, respectively.

                                    PART II


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



                                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1996       1997         1998        1999         2000
                                                     ---------   ---------   ---------   ---------    ---------
STATEMENT OF INCOME DATA:                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenue ......................................   $  71,273   $ 117,326   $ 171,298   $ 226,290    $ 268,836
                                                     ---------   ---------   ---------   ---------    ---------
Direct expenses:
  Employee costs .................................      19,895      33,429      46,878      61,224       78,051
  Orthodontic supplies ...........................       5,428       8,789      13,287      17,136       21,274
  Rent ...........................................       6,114      10,299      14,128      18,624       23,973
  Marketing and advertising ......................       6,644       9,855      15,491      16,874       22,001
                                                     ---------   ---------   ---------   ---------    ---------
Total direct expenses ............................      38,081      62,372      89,784     113,858      145,299
General and administrative .......................       8,703      13,356      18,104      23,270       28,360
Depreciation and amortization ....................       2,814       5,640       9,124      12,238       15,175
                                                     ---------   ---------   ---------   ---------    ---------
Operating profit .................................      21,675      35,958      54,286      76,924       80,002
Interest (expense) income, net ...................       1,935       1,143         280      (2,204)      (3,731)
                                                     ---------   ---------   ---------   ---------    ---------
Income before income taxes .......................      23,610      37,101      54,566      74,720       76,271
Provision for income taxes .......................       9,208      14,469      20,753      28,206       28,549
                                                     ---------   ---------   ---------   ---------    ---------
Income before cumulative effect
  of changes in accounting principles ............      14,402      22,632      33,813      46,514       47,772
Cumulative effect of changes in benefit accounting
   principles, net of income tax benefit (1)(2)...          --          --          --        (678)     (50,576)
                                                     ---------   ---------   ---------   ---------    ---------
Net income (loss) ................................   $  14,402   $  22,632   $  33,813   $  45,836    $  (2,854)
                                                     =========   =========   =========   =========    =========
Net income per share before cumulative effect
  of changes in accounting principles (3) ........   $     .33   $     .50   $     .70   $     .96    $     .96
Cumulative effect of changes in accounting
  principles, net of income tax benefit, per
  share(1)(2) ....................................          --          --          --        (.02)       (1.02)
                                                     ---------   ---------   ---------   ---------    ---------
Net income (loss) per share (3) ..................   $     .33   $     .50   $     .70   $     .94    $    (.06)
                                                     =========   =========   =========   =========    =========
Weighted average shares outstanding (3) ..........      43,708      45,414      48,502      48,643       49,845
Pro forma net income for change in
   accounting principle adopted effective
   January 1, 2000 (2)(4) ........................   $   8,288   $  12,013   $  22,276   $  32,326          N/A
Pro forma net income per share for change in
   accounting principle adopted effective
   January 1, 2000 (2)(4) ........................   $     .19   $     .26   $     .46   $     .66          N/A



                                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                            1996          1997        1998         1999         2000
                                                          ---------    ---------    ---------    ---------    ---------
OPERATING DATA:                                                (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE DATA)

Number of orthodontic centers (5) .....................         247          360          469          537          592
Comparable orthodontic center net revenue
   growth (6) .........................................        22.2%        20.0%        19.2%        20.1%        22.6%(7)
Total case starts .....................................      44,910       70,611       95,377      126,307      160,639

                                                                    AS OF DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
BALANCE SHEET DATA:                                                 (IN THOUSANDS)

Cash and cash equivalents ...................   $ 11,827   $  9,865   $  1,601   $  5,822   $  4,690
Working capital .............................     40,219     68,243     59,634    102,276     39,573
Total assets(8) .............................    142,460    224,805    292,472    362,816    367,947
Total debt ..................................      3,397     10,393     31,332     58,793     61,001
Total equity ................................    114,887    190,740    231,159    278,527    287,196

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

During 2000, our net revenue increased 18.8% to $268.8 million, from $226.3 million in 1999. Our net income before the cumulative effect of a change in accounting principle increased 2.5% during 2000 to $47.7 million, which excluded the effects of a $50.6 million charge, net of tax benefit, taken in 2000 to reflect the cumulative effect of a change in accounting principle related to revenue recognition, from $46.5 million in 1999, which excluded the effects of a $678,000 charge, net of tax benefit, taken in 1999 to reflect the cumulative effect of a change in accounting principle related to start-up activities.

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

REVENUE RECOGNITION

Effective January 1, 2000, we changed our net revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

                                                                      YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           1998             1999            2000
                                                         --------         --------        --------

Net revenue ......................................          100.0%           100.0%          100.0%
Direct expenses:
  Employee costs .................................           27.4             27.1            29.0
  Orthodontic supplies ...........................            7.8              7.6             7.9
  Rent ...........................................            8.2              8.2             8.9
  Marketing and advertising ......................            9.0              7.5             8.2
                                                         --------         --------        --------
          Total direct expenses ..................           52.4             50.4            54.0
General and administrative .......................           10.6             10.3            10.6
Depreciation and amortization ....................            5.3              5.4             5.6
                                                         --------         --------        --------
Operating profit .................................           31.7             33.9            29.8
Interest (income) expense ........................           (0.2)             1.0             1.4
                                                         --------         --------        --------
Income before income taxes .......................           31.9             32.9            28.4
Provision for income taxes .......................           12.2             12.5            10.6
                                                         --------         --------        --------
Income before cumulative effect of changes
  in accounting principles .......................           19.7             20.4            17.8
                                                         --------         --------        --------
Cumulative effect of changes in accounting
 principles, net of income tax benefit ...........             --              0.2           (18.8)
                                                         --------         --------        --------
Net income (loss).................................           19.7%            20.4%           (1.0)%
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

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $4.1 million, or 24.0%, to $21.2 million for 2000 from $17.1 million for 1999. As a percentage of net revenue, orthodontic supplies expense increased to 7.9% for 2000 from 7.6% for 1999, due to the effect on net revenue for 2000 from our change in revenue recognition effective January 1,

2000 pursuant to SAB 101, which offset cost improvements attained through bulk purchasing and our proprietary inventory control and ordering system. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, orthodontic supplies expense, as a percentage of net revenue, decreased to 7.9% for 2000 from 8.3% for 1999.

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

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $5.1 million, or 21.8%, to $28.4 million for 2000 from $23.3 million for 1999. The increase in general and administrative expense resulted primarily from the addition of orthodontic centers and increases in our affiliated orthodontists' patient base after 1999. As a percentage of net revenue, general and administrative expense increased to 10.6% for 2000 from 10.3% for 1999 due to the effect on net revenue for 2000 from our change in revenue recognition policy effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, general and administrative expense decreased as a percentage of net revenue to 10.6% for 2000 from 11.7% for 1999.

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

OPERATING PROFIT

Operating profit increased $3.1 million, or 4.0%, to $80.0 million for 2000 from $76.9 million for 1999. As a percentage of net revenue, operating profit decreased to 29.8% for 2000 from 33.9% for 1999 as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, operating profit increased $25.6 million, or 47.0%, to $80.0 million for 2000 from $55.4 million for 1999, and increased as a percentage of net revenue to 29.8% for 2000 from 27.0% for 1999, as a result of the factors discussed above.

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

PROVISION FOR INCOME TAXES

Provision for income taxes increased $343,000, or 1.2%, to $28.6 million for 2000 from $28.2 million for 1999. Our effective income tax rate was 37.8% for 2000 and 1999. Our change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $41.1 million, because we have not received approval from taxing authorities to change our tax accounting method of recognizing revenue. We cannot assure you that we will receive any such approval. Failure to obtain this approval could have an adverse effect on our cash flow from operating activities. We have provided no valuation allowance for deferred tax assets. We believe that the deferred tax assets at December 31, 2000 are realizable through carrybacks and future reversals of existing taxable temporary differences. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, provision for income taxes increased $8.6 million, or 43.0%, to $28.6 million for 2000 from $20.0 million for 1999.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During 2000, we recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to our change in revenue recognition effective as of January 1, 2000 pursuant to SAB 101. During 1999, we recorded a cumulative effect of a change in accounting principle of $678,000, net of an income tax benefit of $410,000, with respect to our adoption in 1999 of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

NET INCOME (LOSS)

Net income (loss) decreased $48.6 million, or 106.2%, to a net loss of $2.8 million for 2000 from net income of $45.8 million for 1999, primarily due to the cumulative effect of our change in accounting principle during 2000 pursuant to SAB 101. As a percentage of net revenue, the net loss for 2000 was (1.0)%, as compared to 20.4% for net income for 1999, as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net income, excluding the cumulative effects of changes in accounting principles, increased $14.7 million, or 44.5%, to $47.7 million for 2000 from $33.0 million for 1999, and increased as a percentage of net revenue to 17.9% for 2000 from 16.1% for 1999, as a result of the factors discussed above.

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


                                                                    QUARTERS ENDED
                                                 1999                                                  2000
                              -------------------------------------------     ----------------------------------------------------
                              MAR. 31     JUNE 30     SEPT. 30    DEC. 31     MAR. 31(1)     JUNE 30(1)     SEPT. 30(1)    DEC. 31
                              -------     -------     --------    -------     ----------     ----------     ----------     -------
                                                                    (IN THOUSANDS)
Net revenue .............     $49,048     $55,401     $ 59,770    $62,071      $59,282         $65,842        $69,724      $73,988
Operating
  profit ................      16,666      18,923       20,094     21,241       16,821          19,897         19,752       23,532

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

Our net cash provided by operations for 2000 was $39.6 million, an increase of 69.8% from $23.3 million for 1999, which represented an increase of 5.4% from $22.1 million for 1998. Due to a change of income tax payment methods, cash paid for income taxes during 1999 exceeded the 1999 provision by $7.0 million. Our working capital at December 31, 2000 was $39.6 million, a decrease of 61.3% from $102.3 million at December 31, 1999, including cash and cash equivalents of $4.7 million at December 31, 2000, compared to $5.8 million at December 31, 1999, primarily due to a decrease in service fees receivable, net of uncollectible amounts, to $35.4 million at December 31, 2000 from $87.6 million at December 31, 1999, as a result of the cumulative effect of our change in accounting principle effective January 1, 2000 pursuant to SAB 101.

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
                                                                                               ==========      ==========



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                             2000           1999           1998
                                                                           ---------      ---------      ---------

Net revenue ..........................................................     $ 268,836      $ 226,290      $ 171,298
Direct expenses:
   Employee costs ....................................................        78,051         61,224         46,878
   Orthodontic supplies ..............................................        21,274         17,136         13,287
   Rent ..............................................................        23,973         18,624         14,128
   Marketing and advertising .........................................        22,001         16,874         15,491
                                                                           ---------      ---------      ---------
         Total direct expenses .......................................       145,299        113,858         89,784
General and administrative ...........................................        28,360         23,270         18,104
Depreciation and amortization ........................................        15,175         12,238          9,124
                                                                           ---------      ---------      ---------
Operating profit .....................................................        80,002         76,924         54,286
Interest expense .....................................................        (4,571)        (2,599)          (337)
Interest income ......................................................           840            395            617
                                                                           ---------      ---------      ---------
Income before income taxes ...........................................        76,271         74,720         54,566
Provision for income taxes ...........................................        28,549         28,206         20,753
                                                                           ---------      ---------      ---------
Net income before cumulative effect of changes in accounting
     principles ......................................................        47,722         46,514         33,813
Cumulative effect of changes in accounting principles,
     net of income tax benefit .......................................       (50,576)          (678)            --
                                                                           ---------      ---------      ---------
Net income (loss) ....................................................     $  (2,854)     $  45,836      $  33,813
                                                                           =========      =========      =========
Net income (loss) per share:
   Basic before cumulative effect of changes in
     accounting principles ...........................................     $     .99      $     .97      $     .71
   Cumulative effect of changes in accounting principles .............         (1.04)          (.02)            --
                                                                           ---------      ---------      ---------
   Basic .............................................................     $    (.05)     $     .95      $     .71
                                                                           =========      =========      =========
   Diluted before cumulative effect of changes in accounting
     principles ......................................................     $     .96      $     .96      $     .70
   Cumulative effect of changes in accounting principles .............         (1.02)          (.02)            --
                                                                           ---------      ---------      ---------
   Diluted ...........................................................     $    (.06)     $     .94      $     .70
                                                                           =========      =========      =========

Weighted average shares outstanding:
   Basic .............................................................        48,412         47,998         47,690
                                                                           =========      =========      =========
   Diluted ...........................................................        49,845         48,643         48,502
                                                                           =========      =========      =========

Pro forma net income for change in accounting principle
   effective January 1, 2000 .........................................           N/A      $  32,326      $  22,276

Pro forma net income per share diluted for change in accounting
   principle effective January 1, 2000 ...............................           N/A      $     .66      $     .46


See accompanying notes.

                      Orthodontic Centers of America, Inc.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                        Due
                                                                                      From Key
                                                                                      Employees
                                                       Additional                     For Stock
                                          Common        Paid-In         Retained       Purchase
                                          Stock         Capital         Earnings       Program
                                       ------------   ------------    ------------   ------------

Balance at January 1, 1998 .........   $        474   $    153,334    $     44,786   $     (5,236)
   Issuance of shares under
     stock option plans
     (223,000 shares) ..............              2          2,396              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (253,000 shares) ...              2          4,206              --             --
   Net income ......................             --             --          33,813             --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 1998 .......            478        159,936          78,599         (5,236)
   Issuance of shares under
     stock option plans
     (123,000 shares) ..............              1            619              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (80,000 shares) ....              2            800              --             --
   Issuance of shares under
     orthodontist stock purchase
     program (21,000 shares)........             --            110              --             --
   Net income ......................             --             --          45,836             --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 1999 .......            481        161,465         124,435         (5,236)
                                       ------------   ------------    ------------   ------------
   Issuance of shares under
     stock option plans
     (479,000 shares) ..............              3          3,512              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (185,000 shares) ...              2          4,056              --             --
   Repayment of loans from key
     employee program ..............             --         (1,816)             --          3,632
   Issuance of shares under
     orthodontist stock purchase
     program (227,000 shares).......              1          1,444              --             --
   Foreign currency translation
     adjustment ....................             --             --              --             --
   Net income (loss)................             --             --          (2,854)            --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 2000 .......   $        487   $    168,661    $    121,581   $     (1,604)
                                       ============   ============    ============   ============




                                           Capital
                                        Contributions     Accumulated
                                         Receivable          Other           Total
                                            From         Comprehensive   Shareholders'
                                         Shareholders       Income          Equity
                                        -------------    -------------   ------------

Balance at January 1, 1998 .........     $     (2,618)   $          --   $    190,740
   Issuance of shares under
     stock option plans
     (223,000 shares) ..............               --               --          2,398
   Issuance of shares of common
     stock to obtain Service
     Agreements (253,000 shares) ...               --               --          4,208
   Net income ......................               --               --         33,813
                                        -------------    -------------   ------------
Balance at December 31, 1998 .......           (2,618)              --        231,159
   Issuance of shares under
     stock option plans
     (123,000 shares) ..............               --               --            620
   Issuance of shares of common
     stock to obtain Service
     Agreements (80,000 shares) ....               --               --            802
   Issuance of shares under
     orthodontist stock purchase
     program (21,135 shares)........               --               --            110
   Net income ......................               --               --         45,836
                                        -------------    -------------   ------------
Balance at December 31, 1999 .......           (2,618)              --        278,527
                                        -------------    -------------   ------------
   Issuance of shares under
     stock option plans
     (479,000 shares) ..............               --               --          3,515
   Issuance of shares of common
     stock to obtain Service
     Agreements (185,000 shares) ...               --               --          4,058
   Repayment of loans from key
     employee program ..............              816               --          2,632
   Issuance of shares under
     orthodontist stock purchase
     program (227,000 shares) ......               --               --          1,445
   Foreign currency translation
     adjustment ....................               --             (127)          (127)
   Net income (loss) ...............               --               --         (2,854)
                                        -------------    -------------   ------------
Balance at December 31, 2000 .......    $      (1,802)   $        (127)  $    287,196
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

Effective January 1, 1999, the Company adopted SOP 98-5, "Reporting the Costs of Start-Up Activities." The cumulative effect of this accounting change, calculated as of January 1, 1999, was $678,000, net of income tax benefit. The pro forma amounts in prior periods were not material.


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


REVENUE RECOGNITION

Net revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements with Affiliated Orthodontists. The Company recognizes service fees based on patient contract revenues calculated on a straight-line basis over the term of the patient contracts, net of amounts to be retained by the orthodontists. The amounts to be retained by orthodontists is the Company's estimate of the orthodontists' proportionate share of straight-line patient contract revenues, reduced by the amount of Company expenses incurred and not yet reimbursed by the orthodontists.

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


PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the original lease terms which are generally 5 to 10 years. The related depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $8,151,000, $6,519,000 and $4,575,000, respectively.


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
                                     ========        ========        ========


8.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows (in thousands):



                                                           DECEMBER 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
Deferred tax liabilities:
  Intangible assets .........................       $(14,633)      $(16,622)
  Other .....................................           (769)          (288)
                                                    --------       --------
Total deferred tax liabilities ..............        (15,402)       (16,910)

Deferred tax assets:
  Service fees receivable ...................         41,410          4,455
                                                    --------       --------
Total deferred tax assets ...................         41,410          4,455
                                                    --------       --------
Net deferred tax asset (liability) ..........       $ 26,008       $(12,455)
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

The Company has reserved 2,000,000 of the authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (the "Orthodontist Option Plan"). Options may be granted to orthodontists who own an orthodontic entity which has a service or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Grant options generally become exercisable in four equal annual installments beginning two years after grant date, and expire 10 years after grant date. At December 31, 2000, 1,042,024 shares were available for issuance under the Orthodontist Option Plan. Compensation expense of $110,000, $410,000 and $95,000 has been recognized for the Orthodontist Option Plan for 2000, 1999 and 1998, respectively.

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

                      Orthodontic Centers of America, Inc.

10.  COMMITMENTS AND CONTINGENCIES

In May 2000, Benjamin M. Pridemore, Jr., D.D.S. and B. Morgan Pridemore, III filed a lawsuit against the Company alleging that the Company breached the terms of an agreement reached in settlement of previous litigation, and that the Company fraudulently induced them to enter into that settlement agreement. The plaintiffs are seeking specific enforcement of the settlement agreement and unspecified compensatory and punitive damages and attorney's fees. While the Company believes that the plaintiffs' claims lack merit, it is not possible to predict the outcome of this matter, and these matters could have a material adverse effect on the Company's financial position and results of operations.

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

                                                                           QUARTER ENDED
                               ----------------------------------------------------------------------------------------------------
                                     MARCH 2000                   JUNE 2000              SEPTEMBER 2000           DECEMBER 2000
                               ----------------------      -----------------------    ---------------------   ---------------------
                                   As                          As                         As
                               Previously       As         Previously        As       Previously      As
                                Reported     Restated       Reported      Restated     Reported    Restated
                               ----------    --------      ----------     --------    ----------   --------
Net revenue................     $ 65,765     $ 59,282       $ 71,767      $ 65,842     $ 77,515    $ 69,724         $ 73,988
Operating profit...........       23,197       16,821         25,473        19,897       27,253      19,752           23,532
Net income before
  cumulative effect of
  changes in accounting
  principles...............       14,024        9,982         15,373        11,829       16,321      11,578           14,333
Cumulative effect of
  changes in accounting
  principles, net of income
  tax benefit..............           --      (50,576)            --            --           --          --               --
Net income (loss)..........       14,024      (40,594)        15,373        11,829       16,321      11,578           14,333
Net income per share
  assuming dilution:
  Net income per share
    before cumulative
    effect of changes in
    accounting principles..         0.29         0.20           0.31          0.24         0.33        0.23             0.29
  Cumulative effect of
    changes in accounting
    principles, net of
    income tax benefit,
    per share..............           --        (1.04)            --            --           --          --               --
Net income (loss) per
  share....................         0.29        (0.84)          0.31          0.24         0.33        0.23             0.29


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
                                                            Amounts in thousands


Year ended December 31, 2000:
Allowance for uncollectible
 service fees..........................     $      9,644         $        373       $    (5,049)(A)   $    (2,370)(B)  $      2,598
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

    (3) EXHIBITS:

        Exhibit
        Number                       Description of Exhibit
        -------                      ----------------------

          3.1   --   Bylaws of Orthodontic Centers of America, Inc. (1)

          3.2   --   Restated Certificate of Incorporation of Orthodontic
                     Centers of America, Inc. (2)

          4.1   --   Specimen Stock Certificate (1)

         10.1   --   Form of Service Agreement (confidential treatment granted
                     as to a portion of the agreement) (1)

         10.2   --   Form of Management Agreement (confidential treatment
                     granted as to a portion of the agreement) (1)

         10.3   --   Form of Consulting Agreement (1)

        Exhibit
        Number                       Description of Exhibit
        -------                      ----------------------

         10.4   --   Employment Agreement, dated as of November 21, 1994,
                     between Orthodontic Centers of America, Inc. and Gasper
                     Lazzara, Jr., D.D.S. (1)(7)

         10.5   --   Employment Agreement, dated as of November 21, 1994,
                     between Orthodontic Centers of America, Inc. and
                     Bartholomew F. Palmisano, Sr. (1)(7)

         10.6   --   Orthodontic Centers of America, Inc. 1994 Incentive Stock
                     Plan (1)(7)

         10.7   --   Orthodontic Centers of America, Inc. 1994 Non-Qualified
                     Stock Option Plan for Non-Employee Directors (1)(7)

         10.8   --   First Union National Bank Defined Contribution Master Plan
                     and Trust Agreement, and Adoption Agreement relating
                     thereto, between Orthodontic Centers of America, Inc. and
                     First Union National Bank (1)(7)

         10.9   --   Orthodontic Centers of America, Inc. 1995 Restricted Stock
                     Option Plan (3)

        10.10   --   Orthodontic Centers of America, Inc. 1996 Employee Stock
                     Purchase Plan (4)(7)

        10.11   --   Orthodontic Centers of America, Inc. 1997 Key Employee
                     Stock Purchase Plan Participation Agreement, dated as of
                     November 5, 1997, between Orthodontic Centers of America,
                     Inc. and Michael C. Johnsen (5)(7)

        10.12   --   Orthodontic Centers of America, Inc. 1997 Key Employee
                     Stock Purchase Plan Participation Agreement, dated as of
                     November 5, 1997, between Orthodontic Centers of America,
                     Inc. and Bartholomew F. Palmisano, Jr. (6)(7)

        10.13   --   Revolving Credit and Security Agreement, dated as of
                     October 8, 1998, among Orthodontic Centers of America, Inc.
                     and certain of its subsidiaries, as Borrowers, the Lenders named therein, First Union National Bank, as Agent, Bank of
                     America, FSB, as Documentation Agent, and Citibank, N.A.,
                     as Syndication Agent (6)

        10.14   --   Lease Agreement, dated October 7, 1999 and amended and
                     restated as of April 16, 2001, between Orthodontic Centers of America, Inc. and Ponte Vedra Management Group, Ltd.
                     (8)

        10.15   --   Asset Purchase Agreement, dated as of April 7, 2000, among
                     Orthodontic Centers of America, Inc. and Apple Orthodontix,
                     Inc. and certain of its subsidiaries (8)

        10.16   --   Employment Agreement, dated as of November 6, 1996, between
                     Orthodontic Centers of America, Inc. and Dr. Ronald M.
                     Roncone (8)

         21.1   --   List of subsidiaries of Orthodontic Centers of America,
                     Inc. (8)

         23.1   --   Consent of Ernst & Young LLP (filed herewith)

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

    (8) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Metairie, State of Louisiana, on April 26, 2001.

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

10.14          -- Lease Agreement, dated as of October 7, 1999 and amended and restated as of April 16, 2001, between Orthodontic Centers of America, Inc. and Ponte Vedra Management Group, Ltd. (8)

10.15          -- Asset Purchase Agreement, dated as of April 7, 2000, among
                  Orthodontic Centers of America, Inc. and Apple Orthodontics,
                  Inc. and certain of its subsidiaries (8)

10.16          -- Employment Agreement, dated as of November 6, 1996, between
                  Orthodontic Centers of America, Inc. and Dr. Ronald M. Roncone
                  (8)

21.1           -- List of subsidiaries of Orthodontic Centers of America, Inc.
                  (8)

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

(8) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.