Form 10-Q
period 2001-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2001-05-15
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ___________.

                         Commission File No.: 001-13457


                      ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      72-1278948
          --------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3850 North Causeway Boulevard, Suite 1040
   Metairie, Louisiana                                      70002
-----------------------------------------                   -----
(Address of principal executive offices)                  (Zip Code)



                                 (504) 834-4392
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -----  -----

At May 9, 2001, there were 49,158,539 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
     March 31, 2001 and December 31, 2000 ......................................................  3

     Condensed Consolidated Statements of Income -
     Three months ended March 31, 2001 and 2000 ................................................  4

     Condensed Consolidated Statements of Cash Flow -
     Three months ended March 31, 2001 and 2000 ................................................  5

     Notes to Condensed Consolidated Financial Statements - March 31, 2001 .....................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk ............................. 14

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K ....................................................... 15

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, deferred tax asset, liquidity, capital resources and acquisition of service agreements. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other orthodontists and management companies, the availability of suitable new markets and suitable locations within such markets, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, risks relating to the Company's foreign operations, unexpected operating results and other factors as may be identified from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                                               March 31,     December 31,
                                                                                 2001           2000(1)
                                                                             ------------    ------------
                                                                              (Unaudited)
                                                                                   (in thousands)
ASSETS:
Current assets:
     Cash and cash equivalents ...........................................   $     12,255    $      4,690
     Investments .........................................................            999             999
     Service fee receivable, net of allowance for uncollectible amounts ..         39,480          35,350
     Deferred income taxes ...............................................          1,933           1,978
     Advances to orthodontic entities ....................................          8,424           7,644
     Supplies inventory ..................................................          6,635           7,306
     Prepaid expenses and other assets ...................................          3,698           3,782
                                                                             ------------    ------------
         Total current assets ............................................         73,424          61,749
Property, equipment and improvements, net ................................         76,579          76,686
Advances to orthodontic entities, less current portion ...................          9,975           9,057
Deferred income taxes ....................................................         23,474          24,030
Intangible assets ........................................................        198,575         194,544
Other assets .............................................................          1,921           1,881
                                                                             ------------    ------------
Total assets .............................................................   $    383,948    $    367,947
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ....................................................   $      2,996    $      7,855
     Accrued salaries and other current liabilities ......................          4,631           4,054
     Deferred revenue ....................................................          2,106           2,516
     Income taxes payable ................................................          8,735           2,913
     Amounts payable to orthodontic entities .............................          3,359           2,412
     Current portion of notes payable to affiliated orthodontists ........          1,943           2,426
                                                                             ------------    ------------
         Total current liabilities .......................................         23,770          22,176
Notes payable to affiliated orthodontists, less current portion ..........             --              --
Long-term debt, less current portion .....................................         58,600          58,575
Deferred income taxes ....................................................             --              --
Non-controlling interest in subsidiary ...................................           (110)             --
Stockholders' equity:
     Preferred stock .....................................................             --              --
     Common stock, $.01 par value per share, 100,000,000 shares authorized, 49,148,000 shares outstanding at March 31, 2001 and
       48,600,000 shares outstanding at December 31, 2000 ................            488             487
       Additional paid-in capital ........................................        169,324         168,661
     Retained earnings ...................................................        135,409         121,581
     Accumulated other comprehensive income ..............................           (127)           (127)
     Due from key employees for stock purchase program ...................         (1,604)         (1,604)
     Capital contribution receivable from shareholders ...................         (1,802)         (1,802)
                                                                             ------------    ------------
         Total stockholders' equity ......................................        301,688         287,196
                                                                             ------------    ------------
Total liabilities and stockholders' equity ...............................   $    383,948    $    367,947
                                                                             ============    ============

----------
(1) The consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                             ----------------------------
                                                                 2001             2000
                                                             ------------    ------------
                                                         (in thousands, except per share data)

Net revenue ..............................................   $     77,484    $     59,282
Direct expenses:
     Employee costs ......................................         22,343          17,573
     Orthodontic supplies ................................          6,237           4,545
     Rent ................................................          6,809           5,314
     Marketing and advertising ...........................          6,241           4,865
                                                             ------------    ------------
         Total direct expenses ...........................         41,630          32,297
General and administrative ...............................          8,262           6,621
Depreciation and amortization ............................          4,390           3,543
                                                             ------------    ------------
Operating profit .........................................         23,202          16,821
Interest income (expense), net ...........................         (1,099)           (786)
Non-controlling interest in subsidiary ...................            110              --
                                                             ------------    ------------
Income before income taxes ...............................         22,213          16,035
Provision for income taxes ...............................          8,385           6,053
                                                             ------------    ------------
Income before cumulative effect of change in
  accounting principle ...................................         13,828           9,982
Cumulative effect of change in accounting
  principle, net of  income tax benefit ..................             --         (50,576)
                                                             ------------    ------------
Net income (loss) ........................................   $     13,828    $    (40,594)
                                                             ============    ============
Net income (loss) per share:
     Basic before cumulative effect of change
       in accounting principle ...........................   $       0.28    $       0.21
     Cumulative effect of change in accounting
       principal, net of income tax benefit, per share ...             --           (1.04)
                                                             ------------    ------------
     Basic ...............................................   $       0.28    $      (0.83)
                                                             ============    ============
     Diluted before cumulative effect of change
       in accounting principle ...........................   $       0.28    $       0.20
     Cumulative effect of change in accounting
       principle, net of income tax benefit, per share ...             --           (1.04)
                                                             ------------    ------------
     Diluted .............................................   $       0.28    $       (.84)
                                                             ============    ============
Average shares outstanding:
     Basic ...............................................         48,789          48,290
                                                             ============    ============
     Diluted .............................................         49,948          49,071
                                                             ============    ============


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2001             2000
                                                                 ------------    ------------
                                                             (in thousands, except per share data)

Operating activities:
   Net income (loss) .........................................   $     13,828    $    (40,594)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Provision for bad debt expense ........................            132              91
       Depreciation and amortization .........................          4,390           3,543
       Deferred income taxes .................................            601            (590)
       Cumulative effect of change in accounting
          principle, net of income tax benefit ...............             --          50,576
       Changes in operating assets and liabilities:
       Service fee receivables ...............................         (4,262)         (2,821)
       Supplies inventory ....................................            755             (16)
       Prepaid expenses and other ............................            (41)         (3,150)
       Advances to/amounts payable to orthodontic entities ...           (751)          3,546

       Accounts payable and other current liabilities ........          1,130           2,612
                                                                 ------------    ------------
Net cash provided by operating activities ....................         15,782          13,197

Investing activities:
   Purchases of property, equipment and improvements .........         (2,250)           (747)
   Proceeds from (sales of) available-for-sale investments ...           --               983
   Intangible assets acquired ................................         (5,751)         (2,350)
   Advances to orthodontic entities ..........................             --              --
   Payments from orthodontic entities ........................             --              --
                                                                 ------------    ------------
Net cash used in investing activities ........................         (8,001)         (2,114)

Financing activities:
   Proceeds from long-term debt ..............................            128             269
   Repayment of long-term debt ...............................           (899)           (814)
Issuance of common stock .....................................            555             747
                                                                 ------------    ------------
Net cash provided by (used in) financing activities ..........           (216)            200
Foreign currency translation adjustment ......................             --              --
Change in cash and cash equivalents ..........................          7,565          11,284
Cash and cash equivalents at beginning of period .............          4,689           5,822
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................   $     12,254    $     17,106
                                                                 ============    ============

Supplemental cash flow information:
   Cash paid during period for:
       Interest ..............................................   $        917    $        788
                                                                 ============    ============
       Income taxes ..........................................   $      1,962    $        308
                                                                 ============    ============
Supplemental disclosures of non-cash
  investing and financing activities:

   Notes payable and common stock issued
      to obtain Service Agreements ...........................   $        313    $        717
                                                                 ============    ============



    See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontists throughout the United States and in Japan, Mexico, Puerto Rico and Spain.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The Company provides business operations, financial, marketing and administrative services to orthodontic practices. These services are provided under management and consulting agreements (hereinafter referred to as "Service Agreements") with the orthodontist and their wholly-owned orthodontic entities (hereafter referred to as "Affiliated Orthodontists").

         The financial statements include service fees earned under the Service Agreements and the expenses of providing the Company's services, which generally includes all expenses of the orthodontic practices except for orthodontist compensation and certain expenses directly related to the orthodontic entities, such as professional insurance coverage.

2.       REVENUE RECOGNITION

         Net revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements with Affiliated Orthodontists. The Company recognizes service fees based on patient contract revenues calculated on a straight-line basis over the term of the patient contracts, net of amounts to be retained by the Affiliated Orthodontists. The amounts to be retained by orthodontists is the Company's estimate of the Affiliated Orthodontists' proportionate share of straight-line patient contract revenues, reduced by the amount of Company expenses incurred and not yet reimbursed by the Affiliated Orthodontists.

         Under the terms of the Service Agreements, the Affiliated Orthodontists assign their patient receivables to the Company in payment of their service fees. Service fees receivable represents the portion of these patient receivables that the Company expects to retain and which has been recognized as net revenue. Affiliated Orthodontists retain patient revenue not paid to the Company as the service fee. The amounts ultimately retained by Affiliated Orthodontists are dependent upon the financial performance of their practices.

                      Orthodontic Centers of America, Inc.

3.       IMPAIRMENT OF LONG-LIVED ASSETS

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

4.       EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

5.       CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 2000, the Company adopted a change in accounting for revenue in connection with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of this accounting change, calculated as of January 1, 2000, was $50.6 million, net of income tax benefit of $30.6 million. The Company recognized revenue that was included in the cumulative effect adjustment of $5.8 million during the three months ended March 31, 2001 and $3.6 million during the three months ended March 31, 2000. The financial statements for the three months ended March 31, 2000 have been restated from those included in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000 to reflect the Company's change in revenue recognition pursuant to SAB 101 effective January 1, 2000.

         The Company adopted Financial Accounting Standards Board Statement FASB No. 122, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. As the Company had no derivatives at the date of adoption, there was no financial statement impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 603 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan, Mexico, Puerto Rico and Spain at March 31, 2001.

The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                                        Three
                                                                                                     months ended
                                                                Year ended December 31,                March 31,
                                                   ----------------------------------------------    ------------
                                                    1996      1997      1998      1999      2000         2001
                                                   ------    ------    ------    ------    ------    ------------
Number of centers at beginning of period .......      145       247       360       469       537          592
Number of centers developed during period ......       53        58        54        36        18            9
Number of centers acquired during period .......       68        78        66        32        45            3
Number of centers consolidated during period ...      (19)      (23)      (11)       --        (8)          (1)
                                                   ------    ------    ------    ------    ------       ------
Number of centers at end of period .............      247       360       469       537       592          603
                                                   ======    ======    ======    ======    ======       ======

Of the 603 Orthodontic Centers at March 31, 2001, 315 were developed by the Company, 364 were existing orthodontic practices the assets of which were acquired by the Company and 76 were consolidated into another Orthodontic Center. The Company expects that future growth in the number of Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into service and consulting agreements with, existing orthodontic practices.

Generally, when the Company develops a new Orthodontic Center, all patients treated at the Orthodontic Center are new patients and, in the first several months after commencing operations, the Orthodontic Center is open only for a limited number of days each month as new patients are added. The Orthodontic Centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After 26 months of operations, the Orthodontic Center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At that point, an Orthodontic Center can increase the number of patients treated by improving the efficiency of its clinical staff, increasing patient treatment intervals and by adding operating days or orthodontists.

The Orthodontic Centers may also increase revenue by implementing periodic price increases. Patient contracts are generally payable in equal monthly installments throughout the term of treatment (which averages about 26 months), except for the last month when a final payment is made. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase from $109 per month to $119 per month, with an increase in the final payment from $436 to $476. In the first quarter of 2001, an additional 33% of the Orthodontic Centers implemented such fee increase.

The Company provides a wide range of services to its Affiliated Orthodontists under either a service agreement or a consulting agreement. The specific form of the agreement is based upon the dental regulatory provisions of the particular state in which an orthodontic center is located. The service agreement is used in the majority of states, with some minor variations from state to state. The consulting agreement, also with some variations from state to state, is used in states with particularly stringent laws relating to the practice of dentistry. The Company enters into a separate service or consulting agreement with each Affiliated Orthodontist practice owner. If an Affiliated Orthodontist operates his or her practice through a professional corporation or association or other similar entity, that entity is a party to the agreement, as well as the Affiliated Orthodontist practice owner.

Under the service agreement, the Company provides its Affiliated Orthodontists with a comprehensive range of business services in exchange for monthly service fees based on a percentage of the Affiliated Orthodontists' new patient contract balances during the first month of the term of the patient contract, plus the balance of the patient contract balance allocated equally over the remaining term of the patient contract, minus amounts retained by the Affiliated Orthodontists. The types of services the Company provides to Affiliated Orthodontists under the consulting agreements are generally similar to the services the Company provide under the service agreements; however, rather than being based on a percentage of patient contract balances, the service fees paid to the Company by Affiliated Orthodontists under the consulting agreements are a combination of, depending on the service being performed, "cost-plus" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give us a right to purchase the Affiliated Orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the Affiliated Orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the Affiliated Orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, hiring and termination of staff and the purchase of equipment and supplies.

Effective January 1, 2000, the Company changed its net revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective January 1, 2000, the Company recognizes net revenue based on a straight-line allocation of patient contract revenue over the terms of the patient contracts (which average about 26 months), minus the portion of that straight-line allocation retained or to be retained by Affiliated Orthodontists. Amounts retained or to be retained by an Affiliated Orthodontist are estimated using the percentage of practice operating profits that may be retained by the Affiliated Orthodontist under his or her service agreement. Amounts retained or that may be retained by an Affiliated Orthodontist equal the Affiliated Orthodontist's proportionate share of the straight-line allocation of patient contract revenue that is collected during the relevant period and the Affiliated Orthodontist's proportionate share of patient receivables representing any remaining portion of that allocation, minus any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that the Company has incurred but for which the Company has not been reimbursed by the Affiliated Orthodontist. These unreimbursed expenses reduce amounts retained by an Affiliated Orthodontist only up to the amounts that would otherwise be retained by the Affiliated Orthodontist. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the Affiliated Orthodontist in subsequent periods.

Operating expenses of the Orthodontic Centers are the Company's expenses and are recognized as incurred. Employee costs consist of wages, salaries and benefits paid to all of the Company's employees, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of provision for losses on receivables, professional service fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, printing expense and shipping expense.

The Company does not have a controlling financial interest in its Affiliated Orthodontists' practices. In accordance with guidance in Emerging Issues Task Force No. 97-2, the Company does not consolidate the patient revenue and other operations and accounts of its Affiliated Orthodontists within the Company's financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.

                                                            Three months ended
                                                                March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------

Net revenue ............................................      100.0%      100.0%
                                                           --------    --------
Direct expenses:
     Employee costs ....................................       28.8        29.6
     Orthodontic supplies ..............................        8.1         7.7
     Rent ..............................................        8.8         9.0
     Marketing and advertising .........................        8.0         8.2
                                                           --------    --------
         Total direct expenses .........................       53.7        54.5
General and administrative .............................       10.7        11.2
Depreciation and amortization ..........................        5.7         6.0
                                                           --------    --------
Operating profit .......................................       29.9        28.4
Interest (income) expense ..............................        1.3         1.3
                                                           --------    --------
Income before income taxes .............................       28.7        27.0
Provision for income taxes .............................       10.8        10.2
                                                           --------    --------
Income before cumulative effect of change in
     accounting principle ..............................       17.8        16.8
Cumulative effect of change in accounting principle,
     net of income tax benefit .........................         --       (85.3)
                                                           --------    --------
Net income (loss) ......................................       17.8%      (68.5)%
                                                           ========    ========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET REVENUE

Net revenue increased $18.2 million, or 30.7%, to $77.5 million for the three months ended March 31, 2001 from $59.3 million for the three months ended March 31, 2000. Approximately $12.7 million of this increase was attributable to the growth of net revenue of Orthodontic Centers open throughout both periods, and approximately $5.5 million of the increase was attributable to the growth in net revenue of Orthodontic Centers opened since January 1, 2000. The number of the Affiliated Orthodontists' patient contracts increased to approximately 360,000 at March 31, 2001 from approximately 287,000 at March 31, 2000. The Company recognized revenue that was included in the cumulative effect of change in accounting principle of $9.5 million during the three months ended March 31, 2001 and $16.9 million during the three months ended March 31, 2000.

EMPLOYEE COSTS

Employee costs increased $4.7 million, or 27.1%, to $22.3 million for the three months ended March 31, 2001 from $17.6 million for the three months ended March 31, 2000. As a percentage of net revenue, however, employee costs decreased to 28.8% for the three months ended March 31, 2001 from 29.6% for the three months ended March 31, 2000, primarily due to efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, the Affiliated Orthodontists have begun increasing the intervals between patient treatments. During the three months ended March 31, 2001, patients in the Orthodontic Centers averaged 45.32 days between office visits, compared to an average of 42.80 days during the three months ended March 31, 2000. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $1.7 million, or 37.2%, to $6.2 million for the three months ended March 31, 2001 from $4.5 million for the three months ended March 31, 2000. As a percentage of net revenue, orthodontic supplies expense increased to 8.0% for the three months ended March 31, 2001 from 7.7% for the three months ended March 31, 2000. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional Orthodontic Centers.

RENT

Rent expense increased $1.5 million, or 28.1%, to $6.8 million for the three months ended March 31, 2001 from $5.3 million for the three months ended March 31, 2000, primarily due to Orthodontic Centers affiliated, opened or relocated after March 31, 2000. As a percentage of net revenue, however, rent expense decreased to 8.8% for the three months ended March 31, 2001 from 9.0% for the three months ended March 31, 2000.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $1.4 million, or 28.3%, to $6.2 million for the three months ended March 31, 2001 from $4.9 million for the three months ended March 31, 2000, primarily due to increases in marketing and advertising related to growth in net revenue for existing Orthodontic Centers and marketing and advertising for Orthodontic Centers added after March 31, 2000. As a percentage of net revenue, however, marketing and advertising expense decreased to 8.1% for the three months ended March 31, 2001 from 8.2% for the three months ended March 31, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $1.6 million, or 24.8%, to $8.3 million for the three months ended March 31, 2001 from $6.6 million for the three months ended March 31, 2000, primarily due to the addition of Orthodontic Centers and increases in the Affiliated Orthodontists' patient base after March 31, 2000. As a percentage of net revenue, however, general and administrative expense decreased to 10.7% for the three months ended March 31, 2001 from 11.2% for the three months ended March 31, 2000, primarily due to costs incurred in connection with the Company's 2000 annual meeting of Affiliated Orthodontists in the first quarter of 2000. The Company did not hold its 2001 annual meeting of Affiliated Orthodontists, which is expected to be held in the fourth quarter of 2001, in the first quarter of 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $847,000, or 23.9%, to $4.4 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000, due to fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after March 31, 2000. As a percentage of net revenue, however, depreciation and amortization expense decreased to 5.7% for the three months ended March 31, 2001 from 6.0% for the three months ended March 31, 2000.

OPERATING PROFIT

Operating profit increased $6.4 million, or 37.9%, to $23.2 million for the three months ended March 31, 2001 from $16.8 million for the three months ended March 31, 2000. As a percentage of net revenue, operating profit increased to 29.9% for the three months ended March 31, 2001 from 28.4% for the three months ended March 31, 2000, as a result of the factors discussed above.

INTEREST

Net interest expense increased $313,000, or 39.8%, to $1.1 million for the three months ended March 31, 2001 from $786,000 for the three months ended March 31, 2000, due to an increase since March 31, 2000 in the average balance of borrowings under the Company's $100 million revolving line of credit associated with expansion in new and existing markets. As a percentage of net revenue, net interest expense increased to 1.4% for the three months ended March 31, 2001 from 1.3% for the three months ended March 31, 2000.

NON-CONTROLLING INTEREST IN SUBSIDIARY

During the three months ended March 31, 2001, the Company finalized an arrangement with its Affiliated Orthodontists in Japan pursuant to which these Affiliated Orthodontists acquired 16% of the subsidiary through which the Company conducts its Japanese operations. In the three months ended March 31, 2001, $110,000 of operating losses was attributable to the non-controlling interest in such subsidiaries.


PROVISION FOR INCOME TAXES

Provision for income taxes increased $2.3 million, or 38.5%, to $8.4 million for the three months ended March 31, 2001 from $6.1 million for the three months ended March 31, 2000. The Company's effective income tax rate was 37.8% for the three months ended March 31, 2001 and 2000. The Company's change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $41.1 million as of March 31, 2001, because the Company has not received approval from taxing authorities to change our tax accounting method of recognizing revenue. The Company cannot assure you that we will receive any such approval. Failure to obtain this approval could have an adverse effect on the Company's cash flow from operating activities. We have provided no valuation allowance for deferred tax assets. The Company believes that the deferred tax assets at March 31, 2001 are realizable through carrybacks and future reversals of existing taxable temporary differences.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the three months ended March 31, 2000, the Company recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to the Company's change in revenue recognition effective as of January 1, 2000 pursuant to SAB 101.

NET INCOME (LOSS)

Net income increased $54.4 million, or 134.1%, to $13.8 million for the three months ended March 31, 2001 from a net loss of $40.6 million for the three months ended March 31, 2000. As a percentage of net revenue, net income increased to 17.8% for the three months ended March 31, 2001 from (68.5)% for the three months ended March 31, 2000, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operations was $15.8 million for the three month ended March 31, 2000, an increase of $2.6 million, or 19.7%, from $13.2 million for the three months ended March 31, 2000. The Company's working capital at March 31, 2001 was $49.7 million, an increase of $10.1 million, or 25.5%, from $39.6 million at December 31, 2000, including cash and cash equivalents of $12.3 at March 31, 2001, compared to $4.7 million at December 31, 2000, primarily due to the timing of the Company's estimated income tax payments. The Company's net cash used in investing activities for the three months ended March 31, 2001 was $8.0 million, an increase of $5.9 million, or 281.0%, from $2.1 million for the three months ended March 31, 2000.

The Company's capital expenditures consist primarily of the costs associated with the development of additional Orthodontic Centers. The average cost of developing a new Orthodontic Center in the United States is about $255,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the Orthodontic Center. These costs are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing for their share of these costs by providing a guaranty of loans from the Company's primary lender. In some cases, the Company bears an Affiliated Orthodontist's share of these costs until it is reimbursed by the Affiliated Orthodontist. At March 31, 2001, the outstanding balance of these amounts guaranteed by the Company was $2.8 million, compared to about $2.9 million at December 31, 2000. The Company also intends to continue to make advances of about $40,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company intends to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

During the three months ended March 31, 2001, the Company expended $60.5 million of cash for fixed assets, intangible assets, repayment of long-term debt and income taxes. However, the Company's cash and cash equivalents were reduced by $4.9 million during the three months ended March 31, 2001, as summarized below. The remainder of the cash expenditures during the three months ended March 31, 2001 were financed from the Company's cash flow from operations and revolving line of credit.

                                                            Three months ended
                                                                 March 31,
                                                        ---------------------------
                                                            2001           2000
                                                        ------------   ------------

Cash, cash equivalents and available for sale
     investments at January 1 .......................   $      4,689   $      5,822

(Decrease)/increase in cash, cash equivalents and
     available for sale investments during period ...          7,565         11,284
                                                        ------------   ------------



Cash and cash equivalents at end of period ..........   $     12,254   $     17,106
                                                        ============   ============

In October 1998, we entered into a $100.0 million revolving line of credit with a lending group that currently consists of First Union National Bank, Bank of America FSB, Bank One, N.A., Hibernia National Bank and Wachovia Bank, N.A. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of orthodontic centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in all of our assets, including our accounts receivable and equipment. At March 31, 2001, $56.6 million of indebtedness was outstanding under the line of credit, compared to

$57.4 million at December 31, 2000. During the three months ended March 31, 2001, amounts borrowed under the Company's line of credit were used to finance the Company's foreign operations.

The Company expects to require cash in the future primarily for developing additional Orthodontic Centers, acquiring assets from and affiliating with additional orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. The Company's cash needs could significantly change depending upon its ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. The Company believes that the combination of funds available under its revolving line of credit and cash flow from operations will be sufficient to meet its anticipated funding requirements during the remainder of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three months ended March 31, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     Exhibit number        Description

         3.1 Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)

         3.2 Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)

         4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)



(b)      REPORTS ON FORM 8-K

         During the three months ended March 31, 2001, the Company filed the following current reports on Form 8-K:

         (i) On January 18, 2001 the Company filed a current report on Form 8-K reporting information under "Item 9. Regulation FD Disclosure."

         (ii) On March 16, 2001, the Company filed a current report on Form 8-K reporting information under "Item 5. Other Events."

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

                                         Orthodontic Centers of America, Inc.
                                         (Registrant)



Date:  May 15, 2001                      /s/ Bartholomew F. Palmisano, Sr.
                                         -------------------------------------
                                         Bartholomew F. Palmisano, Sr.
                                         President and Chief Executive Officer

                                         /s/ Bartholomew F. Palmisano, Jr.
                                         -------------------------------------
                                         Bartholomew F. Palmisano, Jr.
                                         Chief Financial Officer