Form 10-Q
period 2001-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2001-08-14
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         ___________.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                         72-1278948
     -------------------------------               ---------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer Identification Number)
      incorporation or organization)

3850 North Causeway Boulevard, Suite 1040
          Metairie, Louisiana                                        70002
-----------------------------------------                         ----------
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

At August 9, 2001, there were 49,294,168 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----

Part I Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
     June 30, 2001 and December 31, 2000.........................................................................4

     Condensed Consolidated Statements of Income -
     Six months ended June 30, 2001 and 2000.....................................................................5

     Condensed Consolidated Statements of Income -
     Three months ended June 30, 2001 and 2000 ..................................................................6

     Condensed Consolidated Statements of Cash Flow -
     Six months ended June 30, 2001 and 2000.....................................................................7

     Notes to Condensed Consolidated Financial Statements - June 30, 2001........................................8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................11

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................................19

Part II. Other Information

Item 1. Legal Proceedings ......................................................................................20

Item 4. Submission of Matters to a Vote of Security Holders.....................................................20

Item 6. Exhibits and Reports on Form 8-K........................................................................21


                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may" or "will." These forward-looking statements include the statements regarding the Company's future growth, deferred tax asset, liquidity, capital resources, acquisition of service agreements and the proposed merger with OrthAlliance, Inc. The Company cautions you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include failure or delay in obtaining required stockholder approval or meeting other conditions to closing the proposed merger, the companies' failure to consummate the proposed merger, inability to successfully integrate the companies after the proposed merger, adverse changes in the companies' financial results and conditions, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of Orthodontic Centers, changes in the general economy of the United States and the specific markets in which the Orthodontic Centers are or are proposed to be located, risks relating to the Company's foreign operations, unexpected operating results, changes in the Company's operating or expansion strategy, the ability of the Company to attract and retain qualified personnel and orthodontists, the ability of the Company to effectively market its services and products, existing and future regulations affecting the Company's business, the Company's dependence on existing sources of funding, and other factors generally understood to affect the financial results of orthodontic practice management companies and other factors as may be identified from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission or in other public announcements by the Company. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                                                  June 30,      December 31,
                                                                                    2001           2000(1)
                                                                               -------------    -------------
                                                                                (Unaudited)
                                                                                      (in thousands)
ASSETS:
Current assets:
     Cash and cash equivalents .............................................   $       7,322    $       4,690
     Investments ...........................................................              --              999
     Service fee receivable, net of allowance for uncollectible amounts ....          44,125           35,350
     Deferred income taxes .................................................           1,439            1,978
     Current portion of advances to orthodontic entities ...................           8,873            7,644
     Supplies inventory ....................................................           7,361            7,306
     Prepaid expenses and other assets .....................................           3,508            3,782
                                                                               -------------    -------------
         Total current assets ..............................................          72,628           61,749
Property, equipment and improvements, net ..................................          81,646           76,686
Advances to orthodontic entities, less current portion .....................          10,513            9,057
Deferred income taxes ......................................................          24,026           24,030
Intangible assets ..........................................................         202,777          194,544
Other assets ...............................................................           3,520            1,881
                                                                               -------------    -------------
Total assets ...............................................................   $     395,110    $     367,947
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ......................................................   $       2,497    $       7,855
     Accrued salaries and other current liabilities ........................           5,428            4,054
     Deferred revenue ......................................................           1,876            2,516
     Income taxes payable ..................................................           2,253            2,913
     Amounts payable to orthodontic entities ...............................           3,294            2,412
     Current portion of notes payable to affiliated orthodontists ..........           1,549            2,426
                                                                               -------------    -------------
         Total current liabilities .........................................          16,897           22,176
Long-term debt, less current portion .......................................          59,798           58,575
Non-controlling interest in subsidiary .....................................              79               --
Stockholders' equity:
     Preferred stock .......................................................              --               --
     Common stock, $.01 par value per share, 100,000,000 shares authorized, $48,837,000 shares outstanding at June 30, 2001 and
       48,600,000 shares outstanding at December 31, 2000...................             489              487
     Additional paid-in capital ............................................         170,976          168,661
     Retained earnings .....................................................         150,232          121,581
     Accumulated other comprehensive income/(expense).......................            (127)            (127)
     Due from key employees for stock purchase program .....................          (1,490)          (1,604)
     Capital contribution receivable from stockholders .....................          (1,744)          (1,802)
                                                                               -------------    -------------
         Total stockholders' equity ........................................         318,336          287,196
                                                                               -------------    -------------
Total liabilities and stockholders' equity .................................   $     395,110    $     367,947
                                                                               =============    =============

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

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                -------------------------------------
                                                                   2001                       2000
                                                                ---------                   ---------
                                                                (in thousands, except per share data)
Net revenue .................................................   $ 159,712                   $ 125,124
Direct expenses:
     Employee costs .........................................      45,652                      36,617
     Orthodontic supplies ...................................      12,693                       9,781
     Rent ...................................................      13,888                      11,195
     Marketing and advertising ..............................      12,698                      10,171
                                                                ---------                   ---------
         Total direct expenses ..............................      84,931                      67,764
General and administrative ..................................      17,412                      13,432
Depreciation and amortization ...............................       9,014                       7,210
                                                                ---------                   ---------
Operating profit ............................................      48,355                      36,718
Interest income (expense), net ..............................      (2,247)                     (1,765)
Non-controlling interest in subsidiary ......................         (80)                         --
                                                                ---------                   ---------
Income before income taxes ..................................      46,028                      34,953
Provision for income taxes ..................................      17,374                      13,141
                                                                ---------                   ---------
Income before cumulative effect of change in
     accounting principle ...................................      28,654                      21,811
Cumulative effect of change in accounting
     principle, net of  income tax benefit ..................          --                     (50,576)
                                                                ---------                   ---------
Net income (loss) ...........................................   $  28,654                   $ (28,765)
                                                                =========                   =========
Net income (loss) per share:
     Basic before cumulative effect of change
         in accounting principle ............................   $    0.59                   $    0.45
     Cumulative effect of change in accounting
         principal, net of income tax benefit, per share ....          --                       (1.05)
                                                                ---------                   ---------
     Basic ..................................................   $    0.59                   $   (0.60)
                                                                =========                   =========
     Diluted before cumulative effect of change
         in accounting principle ............................   $    0.57                   $    0.44
     Cumulative effect of change in accounting
         principle, net of income tax benefit, per share ....          --                       (1.03)
                                                                ---------                   ---------
     Diluted ................................................   $    0.57                   $   (0.59)
                                                                =========                   =========
Average shares outstanding:
     Basic ..................................................      48,813                      48,262
                                                                =========                   =========
     Diluted ................................................      50,083                      49,238
                                                                =========                   =========

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                        Three months ended
                                                             June 30,
                                              -------------------------------------
                                                 2001                       2000
                                              ----------                 ----------
                                              (in thousands, except per share data)
Net revenue ...............................   $   82,228                 $   65,842
Direct expenses:
     Employee costs .......................       23,309                     19,044
     Orthodontic supplies .................        6,456                      5,236
     Rent .................................        7,079                      5,881
     Marketing and advertising ............        6,457                      5,306
                                              ----------                 ----------
         Total direct expenses ............       43,301                     35,467
General and administrative ................        9,150                      6,811
Depreciation and amortization .............        4,624                      3,667
                                              ----------                 ----------
Operating profit ..........................       25,153                     19,897
Interest income (expense), net ............       (1,148)                      (979)
Non-controlling interest in subsidiary ....         (190)                        --
                                              ----------                 ----------
Income before income taxes ................       23,815                     18,918
Provision for income taxes ................        8,989                      7,089
                                              ----------                 ----------
Net income ................................   $   14,826                 $   11,829
                                              ==========                 ==========
Net income per share:
     Basic ................................   $     0.30                 $      .24
                                              ==========                 ==========
     Diluted ..............................   $     0.30                 $      .24
                                              ==========                 ==========
Average shares outstanding:
     Basic ................................       48,837                     48,351
                                              ==========                 ==========
     Diluted ..............................       50,218                     49,522
                                              ==========                 ==========

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                        ------------------------------------
                                                                          2001                        2000
                                                                        --------                    --------
                                                                        (in thousands, except per share data)
Operating activities:
   Net income (loss) ................................................   $ 28,654                    $(28,765)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Provision for bad debt expense ...............................        274                         183
       Depreciation and amortization ................................      9,014                       7,210
       Deferred income taxes ........................................        543                      (4,378)
       Cumulative effect of change in accounting
         principle, net of income tax benefit .......................         --                      50,576
       Changes in operating assets and liabilities:
           Service fee receivables ..................................     (9,049)                     (6,351)
           Supplies inventory .......................................        (55)                        701
           Prepaid expenses and other ...............................     (1,366)                     (1,819)
           Advances/amounts payable to orthodontic entities .........     (1,803)                      1,052

           Accounts payable and other current liabilities ...........     (5,284)                     (1,106)
                                                                        --------                    --------
Net cash provided by operating activities ...........................     20,928                      17,303
                                                                        --------                    --------

Investing activities:
   Purchases of property, equipment and improvements ................     (9,976)                     (7,904)
   Proceeds from available-for-sale investments .....................        999                         983
   Intangible assets acquired .......................................    (11,435)                     (8,938)
Net cash used in investing activities ...............................    (20,412)                    (15,860)

Financing activities:
   Proceeds from long-term debt .....................................      3,128                       2,263
   Repayment of long-term debt ......................................     (3,095)                     (2,719)
   Issuance of common stock .........................................      2,086                         916
                                                                        --------                    --------
Net cash provided by financing activities ...........................      2,119                         460
                                                                        --------                    --------
Change in cash and cash equivalents .................................      2,635                       1,904
Cash and cash equivalents at beginning of period ....................      4,689                       5,822
                                                                        --------                    --------
Cash and cash equivalents at end of period ..........................   $  7,324                    $  7,726
                                                                        ========                    ========

Supplemental cash flow information:
   Cash paid during period for:
       Interest .....................................................   $  2,400                    $  1,821
                                                                        ========                    ========
       Income taxes .................................................   $ 19,433                    $ 14,613
                                                                        ========                    ========

Supplemental disclosures of non-cash
investing and financing activities:
   Notes payable and common stock issued
       to obtain service agreements..................................   $    796                    $  1,227
                                                                        ========                    ========

   See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2001

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontists throughout the United States and in Japan, Mexico, Puerto Rico and Spain.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.       REVENUE RECOGNITION

         Net revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements with Affiliated Orthodontists. The Company recognizes service fees based on patient contract revenues calculated on a straight-line basis over the terms of the patient contracts, net of amounts to be retained by the Affiliated Orthodontists. The amounts to be retained by orthodontists are the Company's estimates of the Affiliated Orthodontists' proportionate share of straight-line patient contract revenues, reduced by the amount of Company expenses incurred and not yet reimbursed by the Affiliated Orthodontists.

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

         Service Agreements are amortized over the shorter of their term or 25 years. Amortization expense for the three months ended June 30, 2001 and 2000 was $2.0 million and $1.6 million respectively. Accumulated amortization was $24,775,998 and $20,737,000 as of June 30, 2001 and December 31, 2000, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

4.       EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

5.       CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 2000, the Company adopted a change in accounting for revenue in connection with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of this accounting change, calculated as of January 1, 2000, was $50.6 million, net of income tax benefit of $30.6 million. The Company recognized revenue that was included in the cumulative effect adjustment of $16.9 million during the six months ended June 30, 2001 and $31.9 million during the six months ended June 30, 2000.

         The Company adopted Financial Accounting Standards Board Statement FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. As the Company had no derivatives at the date of adoption, there was no financial statement impact.

                      Orthodontic Centers of America, Inc.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 611 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan, Mexico, Puerto Rico and Spain at June 30, 2001.

The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                           Six
                                                                                          months
                                                          Year ended December 31,         ended
                                                    -----------------------------------  June 30,
                                                    1996    1997    1998    1999   2000    2001
                                                    ----    ----    ----    ----   ----  --------
Number of centers at beginning of period ........    145     247     360     469    537     592
Number of centers developed during period .......     53      58      54      36     18      17
Number of centers acquired during period ........     68      78      66      32     45       3
Number of centers consolidated during period ....    (19)    (23)    (11)     --     (8)     (1)
                                                    ----    ----    ----    ----   ----    ----
Number of centers at end of period ..............    247     360     469     537    592     611
                                                    ====    ====    ====    ====   ====    ====

Of the 611 Orthodontic Centers at June 30, 2001, 323 were developed by the Company, 364 were existing orthodontic practices the assets of which were acquired by the Company and 76 were consolidated into another Orthodontic Center. The Company expects that future growth in the number of Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into service and consulting agreements with, existing orthodontic practices.

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

The Orthodontic Centers may also increase revenue by implementing periodic price increases. Patient contracts are generally payable in equal monthly installments throughout the term of treatment (which averages about 26 months), except for the last month when a final payment is made. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase from $109 per month to $119 per month, with an increase in the final payment from $436 to $476. In the first six months of 2001, an additional 33% of the Orthodontic Centers implemented such fee increase.

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

Under the service agreement, the Company provides its Affiliated Orthodontists with a comprehensive range of business services in exchange for monthly service fees based on a percentage of the Affiliated Orthodontists' new patient contract balances during the first month of the term of the patient contract, plus the balance of the patient contract balance allocated equally over the remaining term of the patient contract, minus amounts retained by the Affiliated Orthodontists. The types of services the Company provides to Affiliated Orthodontists under the consulting agreements are generally similar to the services the Company provide under the service agreements; however, rather than being based on a percentage of patient contract balances, the service fees paid to the Company by Affiliated Orthodontists under the consulting agreements are a combination of, depending on the service being performed, "cost-plus" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give the Company a right to purchase the Affiliated Orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the Affiliated Orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the Affiliated Orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, hiring and termination of staff and the purchase of equipment and supplies.

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

RECENT DEVELOPMENTS

On May 16, 2001, the Company entered into a merger agreement with OrthAlliance, Inc., whereby a wholly-owned subsidiary of the Company would merge into OrthAlliance and OrthAlliance would become a wholly-owned subsidiary of the Company. In the merger, stockholders of OrthAlliance would receive shares of the Company's common stock in exchange for their shares of OrthAlliance common stock, except for holders of OrthAlliance Class B common stock who properly exercise their appraisal rights under Delaware law. The transaction, which is subject to approval by OrthAlliance stockholders and other conditions, is currently anticipated to close in the third quarter of 2001 and to be accounted for as a purchase. OrthAlliance is a leading provider of practice management and consulting services to orthodontic and pediatric dental practices in the United States.

RESULTS OF OPERATIONS

The following table sets forth the percentages of net revenue represented by certain items in the Company's condensed consolidated statements of income.

                                                    Six months          Three months
                                                      ended                ended
                                                     June 30,             June 30,
                                                 ----------------     ----------------
                                                  2001      2000       2001      2000
                                                 ------    ------     ------    ------

Net revenue ..................................    100.0%    100.0%       100%      100%
                                                 ------    ------     ------    ------
Direct expenses:
     Employee costs ..........................     28.6      29.3       28.3      28.9
     Orthodontic supplies ....................      7.9       7.8        7.9       8.0
     Rent ....................................      8.7       8.9        8.6       8.9
     Marketing and advertising ...............      8.0       8.2        7.9       8.1
                                                 ------    ------     ------    ------
         Total direct expenses ...............     53.2      54.2       52.7      53.9
General and administrative ...................     10.9      10.7       11.1      10.3
Depreciation and amortization ................      5.6       5.8        5.6       5.6
                                                 ------    ------     ------    ------
Operating profit .............................     30.3      29.3       30.6      30.2
Interest (income) expense ....................      1.4       1.4        1.5       1.5
Non-controlling interest .....................      0.1        --        0.2        --
                                                 ------    ------     ------    ------
Income before income taxes ...................     28.8      27.9       28.9      28.7
Provision for income taxes ...................     10.9      10.5       10.9      10.7
                                                 ------    ------     ------    ------
Income before cumulative effect of change
     in accounting principle .................     17.9      17.4       18.0      18.0
Cumulative effect of change in accounting
     principle, net of income tax benefit ....       --     (40.4)        --        --
                                                 ------    ------     ------    ------
Net income (loss) ............................     17.9%    (23.0%)     18.0%     18.0%
                                                 ======    ======     ======    ======

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET REVENUE

Net revenue increased $34.6 million, or 27.6%, to $159.7 million for the six months ended June 30, 2001 from $125.1 million for the six months ended June 30, 2000. Approximately $26.7 million of this increase was attributable to the growth of net revenue of Orthodontic Centers open throughout both periods, and approximately $7.9 million of the increase was attributable to the growth in net revenue of Orthodontic Centers opened since January 1, 2000. The number of the Affiliated Orthodontists' patient contracts increased to approximately 379,105 at June 30, 2001 from approximately 305,146 at June 30, 2000. The Company recognized revenue that was included in the cumulative effect adjustment of $16.9 million during the six months ended June 30, 2001 and $31.9 million during the six months ended June 30, 2000.

EMPLOYEE COSTS

Employee costs increased $9.0 million, or 24.7%, to $45.7 million for the six months ended June 30, 2001 from $36.6 million for the six months ended June 30, 2000. As a percentage of net revenue, however, employee costs decreased to 28.6% for the six months ended June 30, 2001 from 29.3% for the six months ended June 30, 2000, primarily due to efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, the Affiliated Orthodontists have begun increasing the intervals between patient treatments. Patients who received orthodontic treatment in the Orthodontic Centers during the six months ended June 30, 2001 averaged 45.64 days between office visits, compared to an average of 43.4 days for patients who received treatment during the six months ended June 30, 2000. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $2.9 million, or 29.8%, to $12.7 million for the six months ended June 30, 2001 from $9.8 million for the six months ended June 30, 2000. As a percentage of net revenue, orthodontic supplies expense increased to 7.9% for the six months ended June 30, 2001 from 7.8% for the six months ended June 30, 2000. Cost improvements attained through bulk purchasing were offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient.

RENT

Rent expense increased $2.7 million, or 24.1%, to $13.9 million for the six months ended June 30, 2001 from $11.2 million for the six months ended June 30, 2000, primarily due to Orthodontic Centers affiliated, opened or relocated after June 30, 2000. As a percentage of net revenue, however, rent expense decreased to 8.7% for the six months ended June 30, 2001 from 8.9% for the six months ended June 30, 2000.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $2.5 million, or 24.8%, to $12.7 million for the six months ended June 30, 2001 from $10.2 million for the six months ended June 30, 2000, primarily due to increases in marketing and advertising related to growth in net revenue for existing Orthodontic Centers and marketing and advertising for Orthodontic Centers added after June 30, 2000. As a percentage of net revenue, however, marketing and advertising expense decreased to 8.0% for the six months ended June 30, 2001 from 8.2% for the six months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $4.0 million, or 29.6%, to $17.4 million for the six months ended June 30, 2001 from $13.4 million for the six months ended June 30, 2000, primarily due to the addition of Orthodontic Centers and increases in the Affiliated Orthodontists' patient base after June 30, 2000. As a percentage of net revenue, general and administrative expense increased to 10.9% for the six months ended June 30, 2001 from 10.7% for the six months ended June 30, 2000, primarily due to several nonrecurring accounting and legal expenses in the second quarter of 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $1.8 million, or 25.0%, to $9.0 million for the six months ended June 30, 2001 from $7.2 million for the six months ended June 30, 2000, due to fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 2000. As a percentage of net revenue, however, depreciation and amortization expense decreased to 5.6% for the six months ended June 30, 2001 from 5.8% for the six months ended June 30, 2000.

OPERATING PROFIT

Operating profit increased $11.6 million, or 31.7%, to $48.4 million for the six months ended June 30, 2001 from $36.7 million for the six months ended June 30, 2000. As a percentage of net revenue, operating profit increased to 30.3% for the six months ended June 30, 2001 from 29.3% for the six months ended June 30, 2000, as a result of the factors discussed above.

INTEREST

Net interest expense increased $482,000, or 27.3%, to $2.2 million for the six months ended June 30, 2001 from $1.8 million for the six months ended June 30, 2000, due to an increase since June 30, 2000 in the average balance of borrowings under the Company's $100.0 million revolving line of credit associated with expansion in new and existing markets in the United States and foreign countries. As a percentage of net revenue, net interest expense remained 1.4% for the six months ended June 30, 2001 and 2000.

NON-CONTROLLING INTEREST

In the first quarter of 2001, the Company finalized an arrangement with its Affiliated Orthodontists in Japan pursuant to which these Affiliated Orthodontists acquired a 16% ownership interest in the Company's Japanese subsidiary.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $4.2 million, or 32.2%, to $17.4 million for the six months ended June 30, 2001 from $13.1 million for the six months ended June 30, 2000. The Company's effective income tax rate was 37.8% for the six months ended June 30, 2001 and 2000. The Company's change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $25.5 million as of June 30, 2001, because the Company has not received approval from taxing authorities to change its tax accounting method of recognizing revenue. The Company cannot assure you that it will receive any such approval. Failure to obtain this approval could have an adverse effect on the Company's cash flow from operating activities. The Company has provided no valuation allowance for deferred tax assets. The Company believes that the deferred tax assets at June 30, 2001 are realizable through carrybacks and future reversals of existing taxable temporary differences.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2000, the Company recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to the Company's change in revenue recognition effective as of January 1, 2000 pursuant to SAB 101.

NET INCOME (LOSS)

Net income increased $57.4 million, or 199.6%, to $28.7 million for the six months ended June 30, 2001 from a net loss of $28.8 million for the six months ended June 30, 2000. As a percentage of net revenue, net income after the cumulative effect of change in accounting principle increased to 17.9% for the six months ended June 30, 2001 from (23.0)% for the six months ended June 30, 2000, as a result of the factors discussed above.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET REVENUE

Net revenue increased $16.4 million, or 24.9%, to $82.2 million for the three months ended June 30, 2001 from $65.8 million for the three months ended June 30, 2000. Approximately $13.6 million of this increase was attributable to the growth of net revenue of Orthodontic Centers open throughout both periods, and approximately $2.8 million of the increase was attributable to the growth in net revenue of Orthodontic Centers opened since June 30, 2000. The Company recognized revenue that was included in the cumulative effect adjustment of $7.4 million during the three months ended June 30, 2001 and $15.2 million during the three months ended June 30, 2000.

EMPLOYEE COSTS

Employee costs increased $4.3 million, or 22.4%, to $23.3 million for the three months ended June 30, 2001 from $19.0 million for the three months ended June 30, 2000. As a percentage of net revenue, however, employee costs decreased to 28.3% for the three months ended June 30, 2001 from 28.9% for the three months ended June 30, 2000, primarily due to efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, the Affiliated Orthodontists have begun increasing the intervals between patient treatments. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $1.2 million, or 23.3%, to $6.5 million for the three months ended June 30, 2001 from $5.2 million for the three months ended June 30, 2000. As a percentage of net revenue, orthodontic supplies expense decreased to 7.9% for the three months ended June 30, 2001 from 8.0% for the three months ended June 30, 2000.

RENT

Rent expense increased $1.2 million, or 20.4%, to $7.1 million for the three months ended June 30, 2001 from $5.9 million for the three months ended June 30, 2000, primarily due to Orthodontic Centers affiliated, opened or relocated after June 30, 2000. As a percentage of net revenue, however, rent expense decreased to 8.6% for the three months ended June 30, 2001 from 8.9% for the three months ended June 30, 2000.


MARKETING AND ADVERTISING

Marketing and advertising expense increased $1.2 million, or 21.7%, to $6.5 million for the three months ended June 30, 2001 from $5.3 million for the three months ended June 30, 2000, primarily due to increases in marketing and advertising related to growth in net revenue for existing Orthodontic Centers and marketing and advertising for Orthodontic Centers added after June 30, 2000. As a percentage of net revenue, however, marketing and advertising expense decreased to 7.9% for the three months ended June 30, 2001 from 8.1% for the three months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $2.4 million, or 34.3%, to $9.2 million for the three months ended June 30, 2001 from $6.8 million for the three months ended June 30, 2000, primarily due to the addition of Orthodontic Centers and increases in the Affiliated Orthodontists' patient base after June 30, 2000. As a percentage of net revenue, general and administrative expense increased to 11.1% for the three months ended June 30, 2001 from 10.3% for the three months ended June 30, 2000, primarily due to several nonrecurring accounting and legal expenses in the second quarter of 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $957,000, or 26.1%, to $4.6 million for the three months ended June 30, 2001 from $3.7 million for the three months ended June 30, 2000, due to fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after June 30, 2000. As a percentage of net revenue, depreciation and amortization expense remained 5.6% for the three months ended June 30, 2001 and 2000.

OPERATING PROFIT

Operating profit increased $5.3 million, or 26.4%, to $25.2 million for the three months ended June 30, 2001 from $19.9 million for the three months ended June 30, 2000. As a percentage of net revenue, operating profit increased to 30.6% for the three months ended June 30, 2001 from 30.2% for the three months ended June 30, 2000, as a result of the factors discussed above.

INTEREST

Net interest expense increased $169,000, or 17.3%, to $1.2 million for the three months ended June 30, 2001 from $980,000 for the three months ended June 30, 2000, due to an increase since June 30, 2000 in the average balance of borrowings under the Company's $100.0 million revolving line of credit associated with expansion in new and existing markets in the United States and foreign countries. As a percentage of net revenue, net interest expense remained 1.5% for the three months ended June 30, 2001 and 2000.

NON-CONTROLLING INTEREST

In the first quarter of 2001, the Company finalized an arrangement with its Affiliated Orthodontists in Japan pursuant to which these Affiliated Orthodontists acquired a 16% ownership interest in the Company's Japanese subsidiary.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $1.9 million, or 26.8%, to $9.0 million for the three months ended June 30, 2001 from $7.1 million for the three months ended June 30, 2000. The Company's effective income tax rate was 37.8% for the three months ended June 30, 2001 and 2000. The Company's change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $25.5 million as of June 30, 2001, because the Company has not received approval from taxing authorities to change our tax accounting method of recognizing revenue. The Company cannot assure you that it will receive any such approval. Failure to obtain this approval could have an adverse effect on the Company's cash flow from operating activities. The Company has provided no valuation allowance for deferred tax assets. The Company believes that the deferred tax assets at June 30, 2001 are realizable through carrybacks and future reversals of existing taxable temporary differences.

NET INCOME

Net income increased $3.0 million, or 25.3%, to $14.8 million for the three months ended June 30, 2001 from $11.8 million for the three months ended June 30, 2000. As a percentage of net revenue, net income remained constant at 18% for the three months ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operations was $20.9 million for the six months ended June 30, 2001, an increase of $3.6 million, or 20.8%, from $17.3 million for the six months ended June 31, 2000. The Company's working capital at June 30, 2001 was $55.7 million, an increase of $19.1 million, or 48.2%, from $39.6 million at December 31, 2000, including cash and cash equivalents of $7.3 million at June 30, 2001, compared to $4.7 million at December 31, 2000, primarily due to the timing of the Company's estimated income tax payments. The Company's net cash used in investing activities for the six months ended June 30, 2001 was $20.4 million, an increase of $4.6 million, or 28.7%, from $15.9 million for the six months ended June 30, 2000.

The Company's capital expenditures consist primarily of the costs associated with the development of additional Orthodontic Centers. The average cost of developing a new Orthodontic Center in the United States is about $255,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the Orthodontic Center. These costs are shared by the Company and the particular Affiliated Orthodontist. The Company assists Affiliated Orthodontists in obtaining financing for their share of these costs by providing a guaranty of loans from the Company's primary lender. In some cases, the Company bears an Affiliated Orthodontist's share of these costs until it is reimbursed by the Affiliated Orthodontist. At June 30, 2001, the outstanding balance of these amounts guaranteed by the Company was $2.5 million, compared to about $2.9 million at December 31, 2000. The Company also intends to continue to make advances of about $40,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company intends to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

In October 1998, the Company entered into a $100.0 million revolving line of credit with a lending group that currently consists of First Union National Bank, Bank of America FSB, Bank One, N.A., Hibernia National Bank and Wachovia Bank, N.A. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of orthodontic centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in all of the Company's assets, including its accounts receivable and equipment. At June 30, 2001,

$60.0 million of indebtedness was outstanding under the line of credit, compared to $57.4 million at December 31, 2000. During the six months ended June 30, 2001, amounts borrowed under the Company's line of credit were used to finance the Company's foreign operations.

The Company expects to require cash in the future primarily for developing additional Orthodontic Centers, acquiring assets from and affiliating with additional orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. In addition, in the merger agreement with OrthAlliance, Inc., the Company agreed that, at the effective time of the proposed merger with OrthAlliance, the Company would pay in full all borrowings and accrued interest owing under OrthAlliance's revolving line of credit. The Company anticipates that it would enter into a new credit facility to finance the repayment of amounts owing under OrthAlliance's revolving line of credit, concurrent with completion of the proposed merger.

The Company's cash needs could significantly change depending upon its ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. The Company believes that the combination of funds available under its revolving line of credit (or a replacement credit facility) and cash flow from operations will be sufficient to meet its anticipated funding requirements during the remainder of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2001, Joanne Bay filed an action in the United States District Court for the Eastern District of Louisiana against the Company and Bartholomew F. Palmisano, Sr., the Company's Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., the Company's Chief Financial Officer, and Dr. Gasper Lazzara, Jr., the Company's former Chairman of the Board. In addition, three similar actions were filed in the United States District Court for the Eastern District of Louisiana against the Company and the other defendants on May 17, 2001, May 17, 2001 and June 13, 2001 by Daowei Ma, Delmer Nimz and Warren Walton, respectively. Each of these actions purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of the Company's common stock from April 27, 2000 through March 15, 2001. In each of these complaints, the plaintiff alleged that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly recognizing revenue in violation of generally accepted accounting principles and SEC disclosure requirements and by allegedly making false and misleading statements about the Company's financial results and accounting. In each of these actions, the plaintiff is seeking unspecified compensatory damages, interest and attorneys' fees. On June 27, 2001, the court entered an order consolidating these actions and established a preliminary pretrial schedule for appointment of lead plaintiffs and counsel, filing of a consolidated amended complaint and filing and briefing of a motion to dismiss. A motion to appoint lead plaintiffs is currently under submission. The Company believes that these actions lack merit, and denies the plaintiffs' allegations. The Company intends to defend these actions vigorously. These lawsuits are at a very early stage, and at this time the Company cannot predict whether it will prevail in these actions or estimate the amount of damages that it might incur. The Company is also currently unable to estimate any reimbursement that it may receive from insurance policies in the event it incurs any damages or costs in connection with these actions. Regardless of the outcome, these lawsuits could be costly, time-consuming and could divert the time and attention of the Company's senior management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on June 12, 2001. At this meeting, the following matters were voted upon by the Company's stockholders:

(a)      Election of Class I Directors

         Dr. John J. Sheridan and A Gordon Tunstall were elected to serve as Class I directors of the Company until the annual meeting of stockholders in 2004 or until their successors are elected and qualified. The vote was as follows:

                       Votes Cast   Votes Cast Against   Abstentions/
Name                    In Favor       or Withheld        Non Votes
----                   ----------   ------------------   ------------

Dr. John J. Sheridan   39,238,075    1,415,238           8,805,226
A Gordon Tunstall      36,668,076    3,985,237           8,505,226

         The terms of the following directors continued following the meeting:

Name                                                   Term Expires
----                                                   ------------

Michael C. Johnsen                                         2002
Ashton J. Ryan, Jr.                                        2002
Edward J. Walters, Jr.                                     2002
Bartholomew F. Palmisano, Sr.                              2003
Dr. Gasper Lazzara, Jr.*                                   2003

         * Dr. Gasper Lazzara, Jr. resigned as a director of the Company effective as of June 18, 2001.

(b)      Selection of Independent Auditors

         The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 by the following vote:

Votes Cast                       Votes Cast                     Abstentions/
 In Favor                   Against or Withheld                  Non Votes
----------                  -------------------                 ------------

39,179,359                       1,473,954                       8,805,226

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit number     Description

         3.1 Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)

         3.2 Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)

         4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)

         10.1 Agreement and Plan of Merger, dated as of May 16, 2001, among the Registrant, OCA Acquisition Corporation and OrthAlliance, Inc. (incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed on May 18, 2001)

         10.2 Lease Agreement, dated October 7, 1999, between the Registrant and Ponte Vedra Management Group, Ltd.

(b)      REPORTS ON FORM 8-K

         During the three months ended June 30, 2001, the Company filed the following current reports on Form 8-K:

         (i) On April 20, 2001, the Company filed a current report on Form 8-K reporting information under "Item 9. Regulation FD Disclosure."

         (ii) On May 18, 2001, the Company filed a current report on Form 8-K reporting information under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

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

                                       Orthodontic Centers of America, Inc.
                                       ------------------------------------
                                       (Registrant)



Date: August 14, 2001                  /s/ Bartholomew F. Palmisano, Sr.
                                       ------------------------------------
                                       Bartholomew F. Palmisano, Sr.
                                       Chairman of the Board, President
                                       and Chief Executive Officer

                                       /s/ Bartholomew F. Palmisano, Jr.
                                       ------------------------------------
                                       Bartholomew F. Palmisano, Jr.
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

 4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)

 10.1 Agreement and Plan of Merger, dated as of May 16, 2001, among the Registrant, OCA Acquisition Corporation and OrthAlliance,
                  Inc. (incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed on May 18, 2001)

 10.2 Lease Agreement, dated October 7, 1999, between the Registrant and Ponte Vedra Management Group, Ltd.