Form 10-K405/A
period 2000-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2001-10-05
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2
                                Amendment No. 2

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

EXPLANATORY NOTE: This amendment is being filed to change the term "net revenue" to "fee revenue" throughout the amendment, to insert information about our service and consulting agreements and about patient fees receivable in "Item
1. Business - Overview", to insert information about patient fees receivable and service fees receivable under "Revenue Recognition" and "Receivables" in Note 2 to our Consolidated Financial Statements, to insert information regarding tax benefits from option exercises in Note 8 to our Consolidated Financial Statements, and to reclassify certain amounts in our Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Equity relating to shares of our common stock issued in 1999 under our affiliated orthodontists restricted stock purchase program.

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

We provide a wide range of services to orthodontic practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative and business services. These services are provided under either a service agreement or a consulting agreement between us or one of our subsidiaries and an affiliated orthodontist and his or her wholly-owned professional corporation or other entity. The specific form of agreement is based upon the dental regulatory provisions of the particular state in which an orthodontic center is located. The service agreement is used in the majority of states, with some minor variations from state to state. The consulting agreement, which also varies somewhat from state to state, is used in states with particularly stringent laws relating to the practice of dentistry. Fee revenue attributable to service agreements represented about 95.5% of our fee revenue during 2000, and fee revenue attributable to consulting agreements represented about 4.3% of our fee revenue during 2000.

Under the service agreement, we provide affiliated orthodontists with a wide range of business services in exchange for monthly service fees. These service fees generally represent reimbursement of direct and indirect expenses that we incur in providing services to an affiliated orthodontist (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a percentage of the operating profits of the affiliated orthodontist's practice on a cash basis and, in some cases, hourly-based service fees. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, our service fees generally range from 40% to 50% of a mature practice's cash operating profits (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated orthodontist).

The types of services we provide to affiliated orthodontists under the consulting agreements are generally similar to the services we provide under the service agreements. Fees paid to us under the consulting agreements generally are a combination of, depending on the service being performed, cost-based types of fees, flat monthly fees and hourly fees.

Our affiliated orthodontists generally pledge to us their patient fees receivable arising from the provision of orthodontic services during each month. These patient fees receivable include billed receivables, which represent amounts owed for orthodontic services for which the patient has been billed, and unbilled receivables, which represent amounts owed for orthodontic services for which the patient has not yet been billed. Laws governing the practice of dentistry (including orthodontics) and the policies of state dental boards in states in which we operate generally restrict our ability to own these patient fees receivable, and require that patient fees receivable be billed and collected in the name of the affiliated orthodontists and that, at least initially, collections from patient fees receivable belong to the orthodontist. This would restrict our ability to sell, factor or transfer these pledged patient fees receivable.

We are responsible for billing and collecting these patient fees receivable, which are done in the name of the applicable affiliated orthodontist. Once funds are collected in payment of patient fees receivable, the funds are generally deposited into a bank account that we establish and maintain. We generally have sole signatory authority over these bank accounts and the exclusive responsibility for any disbursements. Our affiliated orthodontists generally agree that they will not modify, close or withdraw any funds from these bank accounts. We sweep funds deposited into these accounts into our central bank account on a regular basis.

Collections from patient fees receivable are included in determining a practice's cash operating profits for purposes of calculating amounts retained by an affiliated orthodontist under the terms of his or her service agreement with us. Generally, an affiliated orthodontist retains 50% to 60% of his or her practice's cash operating profits (in some cases after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated orthodontist) plus any hourly-based amounts retained by the affiliated orthodontist.

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

ENHANCING PRODUCTIVITY AND INCREASING PROFITABILITY OF EXISTING CENTERS

A key element of our growth strategy is to promote strong growth in comparable center fee revenue. We believe that our affiliated orthodontic centers are operating significantly below their potential capacity, which provides opportunities to increase the productivity and profitability of existing orthodontic centers, while maintaining quality care. We have identified and are implementing several programs designed to enhance the productivity and increase the capacity and profitability of existing orthodontic centers, including the following:

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

If a patient terminates the treatment prior to the completion of the treatment period, the patient is generally required to pay the balance due for all services rendered through the date of termination. Patients generally may transfer to another of our affiliated orthodontic centers for the completion of their treatment, and continue to pay the remaining balance under their existing patient contract. Uncollectible amounts totaled 0.8% of our fee revenue during 2000 and 1999. Our bad debt reserve as a percentage of service fees receivable was 6.8% and 9.9% as of December 31, 2000 and 1999, respectively.

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

SERVICE AGREEMENTS

Under the service agreement, we provide our affiliated orthodontists with a comprehensive range of business services. Our service agreements generally provide for a monthly service fee based upon the result of about 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated orthodontist. The amounts retained by an affiliated orthodontist are based on a percentage of the operating profits of the orthodontist's practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated orthodontist), plus, in some cases, certain hourly-based amounts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 2 to our Consolidated Financial Statements included elsewhere in this Report.

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

CONSULTING AGREEMENTS

The types of services we provide to affiliated orthodontists under the consulting agreements are generally similar to the services we provide under the service agreements. However, rather than being based on a percentage of patient contract balances, the service fees paid to us by the affiliated orthodontists under the consulting agreements are a combination of, depending on the service being performed, "cost-based" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give us a right to purchase the orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the affiliated orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, the hiring and termination of staff and the purchase of equipment and supplies.

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



                                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1996       1997         1998        1999         2000
                                                     ---------   ---------   ---------   ---------    ---------
STATEMENT OF INCOME DATA:                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Fee revenue ......................................   $  71,273   $ 117,326   $ 171,298   $ 226,290    $ 268,836
                                                     ---------   ---------   ---------   ---------    ---------
Direct expenses:
  Employee costs .................................      19,895      33,429      46,878      61,224       78,051
  Orthodontic supplies ...........................       5,428       8,789      13,287      17,136       21,274
  Rent ...........................................       6,114      10,299      14,128      18,624       23,973
  Marketing and advertising ......................       6,644       9,855      15,491      16,874       22,001
                                                     ---------   ---------   ---------   ---------    ---------
Total direct expenses ............................      38,081      62,372      89,784     113,858      145,299
General and administrative .......................       8,703      13,356      18,104      23,270       28,360
Depreciation and amortization ....................       2,814       5,640       9,124      12,238       15,175
                                                     ---------   ---------   ---------   ---------    ---------
Operating profit .................................      21,675      35,958      54,286      76,924       80,002
Interest (expense) income, net ...................       1,935       1,143         280      (2,204)      (3,731)
                                                     ---------   ---------   ---------   ---------    ---------
Income before income taxes .......................      23,610      37,101      54,566      74,720       76,271
Provision for income taxes .......................       9,208      14,469      20,753      28,206       28,549
                                                     ---------   ---------   ---------   ---------    ---------
Income before cumulative effect
  of changes in accounting principles ............      14,402      22,632      33,813      46,514       47,772
Cumulative effect of changes in benefit accounting
   principles, net of income tax benefit (1)(2)...          --          --          --        (678)     (50,576)
                                                     ---------   ---------   ---------   ---------    ---------
Net income (loss) ................................   $  14,402   $  22,632   $  33,813   $  45,836    $  (2,854)
                                                     =========   =========   =========   =========    =========
Net income per share before cumulative effect
  of changes in accounting principles (3) ........   $     .33   $     .50   $     .70   $     .96    $     .96
Cumulative effect of changes in accounting
  principles, net of income tax benefit, per
  share(1)(2) ....................................          --          --          --        (.02)       (1.02)
                                                     ---------   ---------   ---------   ---------    ---------
Net income (loss) per share (3) ..................   $     .33   $     .50   $     .70   $     .94    $    (.06)
                                                     =========   =========   =========   =========    =========
Weighted average shares outstanding (3) ..........      43,708      45,414      48,502      48,643       49,845
Pro forma net income for change in
   accounting principle adopted effective
   January 1, 2000 (2)(4) ........................   $   8,288   $  12,013   $  22,276   $  32,326          N/A
Pro forma net income per share for change in
   accounting principle adopted effective
   January 1, 2000 (2)(4) ........................   $     .19   $     .26   $     .46   $     .66          N/A



                                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                            1996          1997        1998         1999         2000
                                                          ---------    ---------    ---------    ---------    ---------
OPERATING DATA:                                                (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE DATA)

Number of orthodontic centers (5) .....................         247          360          469          537          592
Comparable orthodontic center fee revenue
   growth (6) .........................................        22.2%        20.0%        19.2%        20.1%        22.6%(7)
Total case starts .....................................      44,910       70,611       95,377      126,307      160,639

                                                                    AS OF DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
BALANCE SHEET DATA:                                                 (IN THOUSANDS)

Cash and cash equivalents ...................   $ 11,827   $  9,865   $  1,601   $  5,822   $  4,690
Working capital .............................     40,219     68,243     59,634    102,276     39,573
Total assets(8) .............................    142,460    224,805    292,472    362,816    367,947
Total debt ..................................      3,397     10,393     31,332     58,793     61,001
Total equity ................................    114,887    190,740    231,159    278,527    287,196

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

(6) These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by orthodontic centers that were affiliated with us throughout each of the two periods being compared. There were 53 of these comparable orthodontic centers in 1995, 75 in 1996, 130 in 1997, 227 in 1998, 332 in 1999, and 469 in 2000. The amount of that growth has been significantly affected by the number of newly-opened orthodontic centers included in the computation, because newly-opened orthodontic centers have experienced significant growth during their first 26 months of operations. The average term of a patient contract is about 26 months. Our affiliated orthodontic centers have typically reached maturity as patients are added during the first 26 months of operations.

(7) This amount represents the growth in fee revenue in 2000 for orthodontic centers open throughout 1999 and 2000, compared to pro forma fee revenue for these centers in 1999, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition."

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

During 2000, our fee revenue increased 18.8% to $268.8 million, from $226.3 million in 1999. Our net income before the cumulative effect of a change in accounting principle increased 2.5% during 2000 to $47.7 million, which excluded the effects of a $50.6 million charge, net of tax benefit, taken in 2000 to reflect the cumulative effect of a change in accounting principle related to revenue recognition, from $46.5 million in 1999, which excluded the effects of a $678,000 charge, net of tax benefit, taken in 1999 to reflect the cumulative effect of a change in accounting principle related to start-up activities.

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

Under the service agreement, we provide our affiliated orthodontists with a comprehensive range of business services in exchange for monthly service fees, which are described in "--Revenue Recognition" below. The types of services we provide to affiliated orthodontists under the consulting agreements are generally similar to the services we provide under the service agreements. However, rather than being based on a percentage of patient contract balances, the service fees paid to us by the affiliated orthodontists under the consulting agreements are a combination of, depending on the service being performed, "cost-based" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give us a right to purchase the orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the affiliated orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, hiring and termination of staff and the purchase of equipment and supplies.

During 2000, fee revenue that was attributable to service agreements totaled $256.7 million, or 95.5% of fee revenue, and fee revenue that was attributable to consulting agreements totaled $12.1 million, or 4.5% of fee revenue. During 1999, fee revenue that was attributable to service agreements totaled 95.7% of fee revenue, and fee revenue that was attributable to consulting agreements totaled 4.3% of fee revenue. During 1998, fee revenue that was attributable to service agreements totaled 95.3% of fee revenue, and fee revenue that was attributable to consulting agreements totaled 4.7% of fee revenue.

During 2000, the operating margin, or operating profit as a percentage of fee revenue, for fee revenue attributable to service agreements was comparable to that for fee revenue attributable to consulting agreements, with an operating margin for fee revenue attributable to service agreements of 29.8% and an operating margin for fee revenue attributable to consulting agreements of 29.3%. During 1999, the operating margin for fee revenue attributable to service agreements was 34.3% and the operating margin for fee revenue attributable to consulting agreements was 26.6%, due to the addition of new orthodontic centers affiliated under consulting agreements that were not operating at full capacity. During 1998, the operating margin for fee revenue attributable to service agreements was 32.7% and the operating margin for fee revenue attributable to consulting agreements was 12.0%, due to the addition of new orthodontic centers affiliated under consulting agreements that were not operating at full capacity. The change in operating margin from 1999 to 2000 was primarily due to the effect on fee revenue for 2000 from our change in fee revenue recognition policy effective January 1, 2000. See "--Results of Operations" below.

REVENUE RECOGNITION

Effective January 1, 2000, we changed our fee revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

Effective January 1, 2000, we recognize fee revenue based on a straight-line allocation of patient contract revenue over the terms of the patient contracts (which average about 26 months), minus the portion of that straight-line allocation retained or to be retained by our affiliated orthodontists. Amounts retained or to be retained by an affiliated orthodontist are estimated using the percentage of practice operating profits that may be retained by the orthodontist under his or her service agreement. Amounts retained or that may be retained by an affiliated orthodontist equal the orthodontist's proportionate share of the straight-line allocation of patient contract revenue that is collected during the relevant period and the orthodontist's proportionate share of patient receivables representing any remaining portion of that allocation, minus any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that we have incurred but for which we have not been reimbursed by the orthodontist. These unreimbursed expenses reduce amounts retained by an affiliated orthodontist only up to the amounts that would otherwise be retained by the orthodontist. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the orthodontist in subsequent periods.

The cumulative effect of this change in accounting principle was about $50.6 million, net of income tax, which is reflected in our results of operations for 2000. The cumulative effect of the change was also reflected in a reduction in service fees receivable, net of allowance for uncollectible amounts, to $35.4 million as of December 31, 2000 from $87.6 million as of December 31, 1999. The pro forma net income amounts presented in "Item 6. Selected Financial and Operating Data" and in our consolidated statement of operations were calculated assuming that the change in accounting principle pursuant to SAB 101 was effective throughout all periods presented.

For periods prior to January 1, 2000, we recognized fee revenue consistent with the proportion of services that we provide our affiliated orthodontists during the term of a patient's course of treatment and the general terms of our service agreements with affiliated orthodontists. We believe that at least 24% of the services we and our employees, including orthodontic assistants and other center staff, provide our affiliated orthodontists, including staffing, supplies and inventory, computer and management information systems, scheduling, billing and accounting services, relate to the first month of the term of our affiliated orthodontists' patient contracts. Our service agreements generally provide for monthly service fees based upon the result of approximately 24% of each new patient contract balance during the first month of the term of the patient contract, plus the balance of the patient contract balance allocated equally over the remaining term of the patient contract (which averages 26 months), minus amounts retained by the affiliated orthodontist. The amounts retained by an affiliated orthodontist are based on a percentage of the operating profit of the orthodontist's practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated orthodontist), plus, in some cases, certain hourly-based amounts. Amounts retained by an affiliated orthodontist who operates a newly developed orthodontic center are typically reduced by operating losses on a cash basis because of start-up expenses. For periods prior to January 1, 2000, we recognized fee revenue attributable to an affiliated orthodontist's share of these operating losses in the period during which the operating losses were incurred, with such fee revenue totaling about $4.0 million during 1999 and $4.7 million during 1998.

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

RESULTS OF OPERATIONS

The following table provides information about the percentage of fee revenue represented by some of the items in our consolidated statements of income. Information for 2000 includes the effect of the change in revenue recognition we adopted effective January 1, 2000.

                                                                      YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           1998             1999            2000
                                                         --------         --------        --------

Fee revenue ......................................          100.0%           100.0%          100.0%
Direct expenses:
  Employee costs .................................           27.4             27.1            29.0
  Orthodontic supplies ...........................            7.8              7.6             7.9
  Rent ...........................................            8.2              8.2             8.9
  Marketing and advertising ......................            9.0              7.5             8.2
                                                         --------         --------        --------
          Total direct expenses ..................           52.4             50.4            54.0
General and administrative .......................           10.6             10.3            10.6
Depreciation and amortization ....................            5.3              5.4             5.6
                                                         --------         --------        --------
Operating profit .................................           31.7             33.9            29.8
Interest (income) expense ........................           (0.2)             1.0             1.4
                                                         --------         --------        --------
Income before income taxes .......................           31.9             32.9            28.4
Provision for income taxes .......................           12.2             12.5            10.6
                                                         --------         --------        --------
Income before cumulative effect of changes
  in accounting principles .......................           19.7             20.4            17.8
                                                         --------         --------        --------
Cumulative effect of changes in accounting
 principles, net of income tax benefit ...........             --              0.2           (18.8)
                                                         --------         --------        --------
Net income (loss).................................           19.7%            20.4%           (1.0)%
                                                         ========         ========        ========

2000 COMPARED TO 1999

FEE REVENUE

Fee revenue increased $42.5 million, or 18.8%, to $268.8 million for 2000 from $226.3 million for 1999. We attribute $28.8 million of this increase to the growth in fee revenue of orthodontic centers open throughout both periods and $13.7 million of this increase to orthodontic centers opened since January 1, 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, fee revenue increased $63.2 million, or 30.7%, to $268.8 million for 2000 from $205.6 million for 1999. The number of patient contracts increased to about 343,370 at December 31, 2000 from about 267,965 at December 31, 1999.

EMPLOYEE COSTS

Employee costs increased $16.9 million, or 27.6%, to $78.1 million for 2000 from $61.2 million for 1999. As a percentage of fee revenue, employee costs increased to 29.0% for 2000 from 27.1% for 1999, due to the effect on fee revenue for 2000 from our change in fee revenue recognition policy effective January 1, 2000 pursuant to SAB 101, which offset capacity efficiencies achieved through general changes to patient treatment schedules by our affiliated orthodontists which resulted in fewer treatments per patient contract and lower employee costs per patient. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, employee costs decreased as a percentage of fee revenue to 29.0% for 2000 from 29.8% for 1999, due to capacity efficiencies achieved through general changes to patient treatment schedules by our affiliated orthodontists which resulted in fewer treatments per patient contract and lower employee costs per patient.

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

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $4.1 million, or 24.0%, to $21.2 million for 2000 from $17.1 million for 1999. As a percentage of fee revenue, orthodontic supplies expense increased to 7.9% for 2000 from 7.6% for 1999, due to the effect on fee revenue for 2000 from our change in revenue recognition effective January 1,

2000 pursuant to SAB 101, which offset cost improvements attained through bulk purchasing and our proprietary inventory control and ordering system. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, orthodontic supplies expense, as a percentage of fee revenue, decreased to 7.9% for 2000 from 8.3% for 1999.

RENT

Rent expense increased $5.4 million, or 29.0%, to $24.0 million for 2000 from $18.6 million for 1999. We attribute the increase in this expense to orthodontic centers affiliated, opened or relocated after 1999. As a percentage of fee revenue, rent expense increased to 8.9% for 2000 from 8.2% for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, rent expense decreased slightly as a percentage of fee revenue to 8.9% for 2000 from 9.1% for 1999.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $5.1 million, or 30.2%, to $22.0 million for 2000 from $16.9 million for 1999. The increase in this expense resulted primarily from increases in marketing and advertising related to growth in fee revenue for existing orthodontic centers as well as marketing and advertising for orthodontic centers added after 1999. As a percentage of fee revenue, marketing and advertising expense increased to 8.2% for 2000 from 7.5% for 1999, due to the effect on fee revenue for 2000 from our change in fee revenue recognition effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, marketing and advertising expense, as a percentage of fee revenue, remained constant at 8.2% for 2000 and 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $5.1 million, or 21.8%, to $28.4 million for 2000 from $23.3 million for 1999. The increase in general and administrative expense resulted primarily from the addition of orthodontic centers and increases in our affiliated orthodontists' patient base after 1999. As a percentage of fee revenue, general and administrative expense increased to 10.6% for 2000 from 10.3% for 1999 due to the effect on fee revenue for 2000 from our change in revenue recognition policy effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, general and administrative expense decreased as a percentage of fee revenue to 10.6% for 2000 from 11.7% for 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $2.9 million, or 23.9%, to $15.2 million for 2000 from $12.2 million for 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for orthodontic centers developed, acquired or relocated after 1999. As a percentage of fee revenue, depreciation and amortization expense increased to 5.6% for 2000 from 5.4% for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, depreciation and amortization expense decreased as a percentage of fee revenue to 5.6% for 2000 from 6.0% for 1999.

OPERATING PROFIT

Operating profit increased $3.1 million, or 4.0%, to $80.0 million for 2000 from $76.9 million for 1999. As a percentage of fee revenue, operating profit decreased to 29.8% for 2000 from 33.9% for 1999 as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, operating profit increased $25.6 million, or 47.0%, to $80.0 million for 2000 from $55.4 million for 1999, and increased as a percentage of fee revenue to 29.8% for 2000 from 27.0% for 1999, as a result of the factors discussed above.

INTEREST

Net interest expense increased $1.5 million, or 69.3%, to $3.7 million for 2000 from $2.2 million for 1999. As a percentage of fee revenue, net interest expense increased to 1.4% for 2000 from 1.0% for 1999. The increase in this expense resulted from an increase since 1999 in the average balance of borrowings under our $100 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings. The increase in net interest expense as a percentage of fee revenue was also due to the effect on fee revenue for 2000 from our change in fee revenue recognition effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net interest expense increased as a percentage of fee revenue to 1.4% for 2000 from 1.2% for 1999, due to an increase since 1999 in the average balance of borrowings under our $100 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings.

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

NET INCOME (LOSS)

Net income (loss) decreased $48.6 million, or 106.2%, to a net loss of $2.8 million for 2000 from net income of $45.8 million for 1999, primarily due to the cumulative effect of our change in accounting principle during 2000 pursuant to SAB 101. As a percentage of fee revenue, the net loss for 2000 was (1.0)%, as compared to 20.4% for net income for 1999, as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net income, excluding the cumulative effects of changes in accounting principles, increased $14.7 million, or 44.5%, to $47.7 million for 2000 from $33.0 million for 1999, and increased as a percentage of fee revenue to 17.9% for 2000 from 16.1% for 1999, as a result of the factors discussed above.

1999 COMPARED TO 1998

FEE REVENUE

Fee revenue increased $55.0 million, or 32.1%, to $226.3 million for 1999 from $171.3 million for 1998. We attribute $31.0 million of this increase to the growth in fee revenue of orthodontic centers open throughout 1998 and 1999, and $24.0 million of this increase to orthodontic centers opened since January 1, 1998. The number of patient contracts increased to about 268,000 at December 31, 1999 from about 195,000 at December 31, 1998.

EMPLOYEE COSTS

Employee costs increased $14.3 million, or 30.6%, to $61.2 million for 1999 from $46.9 million for 1998. As a percentage of fee revenue, however, employee costs decreased to 27.1% for 1999 from 27.4% for 1998. The percentage decrease primarily reflects efficiencies achieved through a general change to longer patient treatment intervals by our affiliated orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient.

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

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $3.8 million, or 29.0%, to $17.1 million for 1999 from $13.3 million for 1998. As a percentage of fee revenue, however, orthodontic supplies expense decreased to 7.6% for 1999 from 7.8% for 1998. Cost improvements attained through bulk purchasing were partially offset by increased expense associated with an increased percentage of new patient treatment days, which require greater orthodontic supplies per patient, associated with the opening of additional orthodontic centers.

RENT

Rent expense increased $4.5 million, or 31.8%, to $18.6 million for 1999 from $14.1 million for 1998. We attribute the increase in this expense to orthodontic centers affiliated, opened or relocated after 1998. As a percentage of fee revenue, however, rent remained constant at 8.2% for 1998 and 1999.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $1.4 million, or 8.9%, to $16.9 million for 1999 from $15.5 million for 1998. The increase in this expense resulted primarily from increases in marketing and advertising related to growth in fee revenue for existing orthodontic centers as well as marketing and advertising for orthodontic centers added after 1998. As a percentage of fee revenue, however, marketing and advertising expense decreased to 7.5% for 1999 from 9.0% for 1998. We attribute the decrease in this expense as a percentage of fee revenue to changes in our marketing department designed to eliminate costs not related to the purchase of media advertisements.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $5.2 million, or 28.5%, to $23.3 million for 1999 from $18.1 million for 1998. The increase in general and administrative expense resulted primarily from the addition of orthodontic centers after 1998. As a percentage of fee revenue, however, general and administrative expense decreased to 10.3% for 1999 from 10.6% for 1998. General and administrative expense decreased as a percentage of fee revenue as a result of lower average start-up costs for orthodontic centers developed after 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $3.1 million, or 34.1%, to $12.2 million for 1999 from $9.1 million for 1998. As a percentage of fee revenue, depreciation and amortization expense increased to 5.4% for 1999 from 5.3% for 1998. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for orthodontic centers developed, acquired or relocated after 1998.

OPERATING PROFIT

Operating profit increased $22.6 million, or 41.7%, to $76.9 million for 1999 from $54.3 million for 1998. As a percentage of fee revenue, operating profit increased to 33.9% for 1999 from 31.7% for 1998 as a result of the factors discussed above.

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

NET INCOME

Net income increased $12.0 million, or 35.6%, to $45.8 million for 1999 from $33.8 million for 1998. As a percentage of fee revenue, net income increased to 20.4% for 1999 from 19.7% for 1998 as a result of the factors discussed above.

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


                                                                    QUARTERS ENDED
                                                 1999                                                  2000
                              -------------------------------------------     ----------------------------------------------------
                              MAR. 31     JUNE 30     SEPT. 30    DEC. 31     MAR. 31(1)     JUNE 30(1)     SEPT. 30(1)    DEC. 31
                              -------     -------     --------    -------     ----------     ----------     ----------     -------
                                                                    (IN THOUSANDS)
Fee revenue .............     $49,048     $55,401     $ 59,770    $62,071      $59,282         $65,842        $69,724      $73,988
Operating
  profit ................      16,666      18,923       20,094     21,241       16,821          19,897         19,752       23,532

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

Our capital expenditures consist primarily of the costs associated with the development of additional orthodontic centers. The average cost of developing a new orthodontic center in the United States is about $255,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated orthodontist. We generally bear an affiliated orthodontist's share of these costs until we are reimbursed by the orthodontist. In some cases, we assist our affiliated orthodontists in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. At December 31, 2000, the outstanding balance of these amounts that we guaranteed was about $2.9 million, compared to about $5.0 million at December 31, 1999. We also intend to continue to make advances of about $40,000 to newly-affiliated orthodontists during the first year of an orthodontic center's operations, which advances bear no interest and typically are repaid during the second year of the orthodontic center's operations. We intend to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

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

Our financing activities included the repayment of notes to banks and our affiliated orthodontists in the amount of $6.5 million for 2000, a decrease of 3.0% from $6.7 million for 1999, which represented a decrease of 14.2% from $7.9 million for 1998. Our financing activities also included proceeds from the issuance of our common stock under our stock purchase program and stock option plans in the amount of $4.3 million for 2000, a significant increase from $1.8 million for 1999 and $595,000 for 1998, primarily due to an increase in the number of options exercised by our employees and affiliated orthodontists and amounts received under our stock purchase program for affiliated orthodontists.

In October 1998, we entered into a $100.0 million revolving line of credit with a lending group that consists of First Union National Bank, Bank of America FSB, Bank One, N.A., Hibernia National Bank and Wachovia Bank, N.A. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of orthodontic centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in all of our assets, including our accounts receivable and equipment. At December 31, 2000, $57.4 million of indebtedness was outstanding under the line of credit, compared to $50.6 million at December 31, 1999. See Note 5 to our Consolidated Financial Statements that are included elsewhere in this Report.

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

OUR INTERNATIONAL ACTIVITIES EXPOSE US TO OPERATIONAL CHALLENGES THAT WE MIGHT NOT OTHERWISE FACE.

We operate in Japan and Mexico, and may expand into additional countries. As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States, which could have a material negative effect on our operating results. These risks and expenses include:

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

WE DEPEND ON A FEW KEY EMPLOYEES, AND IF WE LOSE THEM OUR BUSINESS COULD SUFFER.

Our success depends upon the continued active participation of our senior management. The loss of the services of any of these officers could have a material adverse effect on our business. Our success also depends on our ability to attract and retain other highly qualified managerial personnel.

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

OUR ANTI-TAKEOVER PROVISIONS MAY DISCOURAGE A CHANGE IN OUR CONTROL, EVEN IF IT WOULD BENEFIT OUR STOCKHOLDERS.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Orthodontic Centers of America, Inc.

                                    Index to
                       Consolidated Financial Statements

                  Years ended December 31, 2000, 1999 and 1998





                                                                                                      PAGE
                                                                                                      ----

Report of Independent Auditors .....................................................................   33

Audited Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2000 and 1999 ...........................................   34

Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998 ...................   35

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998 .....   36

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998 ...............   37

Notes to Consolidated Financial Statements - December 31, 2000 .....................................   38

Schedule II -- Valuation and Qualifying Accounts ...................................................   49

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
                                                                                               ==========      ==========



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                             2000           1999           1998
                                                                           ---------      ---------      ---------

Fee revenue ..........................................................     $ 268,836      $ 226,290      $ 171,298
Direct expenses:
   Employee costs ....................................................        78,051         61,224         46,878
   Orthodontic supplies ..............................................        21,274         17,136         13,287
   Rent ..............................................................        23,973         18,624         14,128
   Marketing and advertising .........................................        22,001         16,874         15,491
                                                                           ---------      ---------      ---------
         Total direct expenses .......................................       145,299        113,858         89,784
General and administrative ...........................................        28,360         23,270         18,104
Depreciation and amortization ........................................        15,175         12,238          9,124
                                                                           ---------      ---------      ---------
Operating profit .....................................................        80,002         76,924         54,286
Interest expense .....................................................        (4,571)        (2,599)          (337)
Interest income ......................................................           840            395            617
                                                                           ---------      ---------      ---------
Income before income taxes ...........................................        76,271         74,720         54,566
Provision for income taxes ...........................................        28,549         28,206         20,753
                                                                           ---------      ---------      ---------
Net income before cumulative effect of changes in accounting
     principles ......................................................        47,722         46,514         33,813
Cumulative effect of changes in accounting principles,
     net of income tax benefit .......................................       (50,576)          (678)            --
                                                                           ---------      ---------      ---------
Net income (loss) ....................................................     $  (2,854)     $  45,836      $  33,813
                                                                           =========      =========      =========
Net income (loss) per share:
   Basic before cumulative effect of changes in
     accounting principles ...........................................     $     .99      $     .97      $     .71
   Cumulative effect of changes in accounting principles, net of
     income tax benefit, per share ...................................         (1.04)          (.02)            --
                                                                           ---------      ---------      ---------
   Basic .............................................................     $    (.05)     $     .95      $     .71
                                                                           =========      =========      =========
   Diluted before cumulative effect of changes in accounting
     principles ......................................................     $     .96      $     .96      $     .70
   Cumulative effect of changes in accounting principles, net of
     income tax benefit, per share ...................................         (1.02)          (.02)            --
                                                                           ---------      ---------      ---------
   Diluted ...........................................................     $    (.06)     $     .94      $     .70
                                                                           =========      =========      =========

Weighted average shares outstanding:
   Basic .............................................................        48,412         47,998         47,690
                                                                           =========      =========      =========
   Diluted ...........................................................        49,845         48,643         48,502
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

                      Orthodontic Centers of America, Inc.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                        Due
                                                                                      From Key
                                                                                      Employees
                                                       Additional                     For Stock
                                          Common        Paid-In         Retained       Purchase
                                          Stock         Capital         Earnings       Program
                                       ------------   ------------    ------------   ------------

Balance at January 1, 1998 .........   $        474   $    153,334    $     44,786   $     (5,236)
   Issuance of shares under
     stock option plans
     (223,000 shares) ..............              2          2,396              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (253,000 shares) ...              2          4,206              --             --
   Net income ......................             --             --          33,813             --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 1998 .......            478        159,936          78,599         (5,236)
   Issuance of shares under
     stock option plans
     (123,000 shares) ..............              1            619              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (80,000 shares) ....              2            800              --             --
   Issuance of shares under
     orthodontist stock purchase
     program (21,000 shares)........             --          1,187              --             --
   Effect of revised estimate of
     tax benefit from the exercise
     of stock options ..............             --         (1,077)             --             --
   Net income ......................             --             --          45,836             --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 1999 .......            481        161,465         124,435         (5,236)
                                       ------------   ------------    ------------   ------------
   Issuance of shares under
     stock option plans
     (479,000 shares) ..............              3          3,512              --             --
   Issuance of shares of common
     stock to obtain Service
     Agreements (185,000 shares) ...              2          4,056              --             --
   Repayment of loans from key
     employee program ..............             --         (1,816)             --          3,632
   Issuance of shares under
     orthodontist stock purchase
     program (227,000 shares).......              1          1,444              --             --
   Foreign currency translation
     adjustment ....................             --             --              --             --
   Net income (loss)................             --             --          (2,854)            --
                                       ------------   ------------    ------------   ------------
Balance at December 31, 2000 .......   $        487   $    168,661    $    121,581   $     (1,604)
                                       ============   ============    ============   ============




                                           Capital
                                        Contributions     Accumulated
                                         Receivable          Other           Total
                                            From         Comprehensive   Shareholders'
                                         Shareholders       Income          Equity
                                        -------------    -------------   ------------

Balance at January 1, 1998 .........     $     (2,618)   $          --   $    190,740
   Issuance of shares under
     stock option plans
     (223,000 shares) ..............               --               --          2,398
   Issuance of shares of common
     stock to obtain Service
     Agreements (253,000 shares) ...               --               --          4,208
   Net income ......................               --               --         33,813
                                        -------------    -------------   ------------
Balance at December 31, 1998 .......           (2,618)              --        231,159
   Issuance of shares under
     stock option plans
     (123,000 shares) ..............               --               --            620
   Issuance of shares of common
     stock to obtain Service
     Agreements (80,000 shares) ....               --               --            802
   Issuance of shares under
     orthodontist stock purchase
     program (21,135 shares)........               --               --            110
   Effect of revised estimate of
     tax benefit from the exercise
     of stock options ..............               --               --             --
   Net income ......................               --               --         45,836
                                        -------------    -------------   ------------
Balance at December 31, 1999 .......           (2,618)              --        278,527
                                        -------------    -------------   ------------
   Issuance of shares under
     stock option plans
     (479,000 shares) ..............               --               --          3,515
   Issuance of shares of common
     stock to obtain Service
     Agreements (185,000 shares) ...               --               --          4,058
   Repayment of loans from key
     employee program ..............              816               --          2,632
   Issuance of shares under
     orthodontist stock purchase
     program (227,000 shares) ......               --               --          1,445
   Foreign currency translation
     adjustment ....................               --             (127)          (127)
   Net income (loss) ...............               --               --         (2,854)
                                        -------------    -------------   ------------
Balance at December 31, 2000 .......    $      (1,802)   $        (127)  $    287,196
                                        =============    =============   ============



See accompanying notes.

                      Orthodontic Centers of America, Inc.

                      Consolidated Statements of Cash Flows
                        (In thousands, except share data)

                                                                               YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2000        1999         1998
                                                                         --------    --------    --------
OPERATING ACTIVITIES
Net income (loss).....................................................   $ (2,854)   $ 45,836    $ 33,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for bad debt expense ....................................        373       2,079       2,295
   Depreciation and amortization .....................................     15,175      12,238       9,124
   Deferred income taxes .............................................     (7,792)      1,273      (2,767)
   Cumulative effect of changes in accounting principles .............     50,576         678          --
   Changes in operating assets and liabilities:
   Service fee receivables ...........................................    (13,549)    (27,491)    (22,733)
   Supplies inventory ................................................        889      (2,305)     (2,663)
   Prepaid expenses and other ........................................     (2,309)     (1,342)        228
   Advances to/amounts payable to orthodontic entities.... ...........     (8,233)     (3,036)     (1,756)
   Accounts payable and other current liabilities ....................      7,368      (6,276)      6,568
                                                                         --------    --------    --------
Net cash provided by operating activities ............................     39,644      21,654      22,109

INVESTING ACTIVITIES
Purchases of property, equipment and improvements ....................    (20,271)    (22,520)    (17,638)
Proceeds from (sales of) available-for-sale
  investments ........................................................        (16)        204      19,674
Intangible assets acquired ...........................................    (28,246)    (17,178)    (42,216)
Advances to orthodontic entities .....................................         --      (3,951)     (4,906)
Payments from orthodontic entities ...................................         --         370       1,927
                                                                         --------    --------    --------
Net cash used in investing activities ................................    (48,533)    (43,075)    (43,159)

FINANCING ACTIVITIES
Repayment of notes payable to affiliated orthodontists and long-
  term debt...........................................................     (6,530)     (6,742)     (7,864)
Proceeds from long-term debt .........................................      7,483      30,577      20,055
Repayment of loans from key employee program .........................      2,632          --          --
Issuance of common stock .............................................      4,299       1,807         595
                                                                         --------    --------    --------
Net cash provided by financing activities ............................      7,884      25,642      12,786
Foreign currency translation adjustment ..............................       (127)         --          --
                                                                         --------    --------    --------
Change in cash and cash equivalents ..................................     (1,132)      4,221      (8,264)
Cash and cash equivalents at beginning of year .......................      5,822       1,601       9,865
                                                                         --------    --------    --------
Cash and cash equivalents at end of year .............................   $  4,690    $  5,822    $  1,601
                                                                         ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest ..........................................................   $  4,271    $  2,499    $    337
                                                                         ========    ========    ========
   Income taxes ......................................................   $ 31,568    $ 33,931    $ 19,287
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


REVENUE RECOGNITION

Fee revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements with Affiliated Orthodontists. Fee revenue is recognized as service fees are contractually due under the Company's Service Agreements, except that recognition of a portion of the service fees is deferred because patient contract revenues are calculated on a straight-line basis over the term of the patient contracts and are reduced by amounts to be retained by Affiliated Orthodontists. The amounts to be retained by Affiliated Orthodontists is the Company's estimate of the Affiliated Orthodontists' proportionate share of straight-line patient contract revenues, reduced by the amount of Company expenses incurred and not yet reimbursed by the Affiliated Orthodontists. In addition, newly developed orthodontic centers typically generate operating losses during their initial 12 months of operations. Under the terms of Company's Service Agreements, the Company is entitled to service fees relating to operating losses as the losses are incurred; however, the Company defers recognition of fee revenue relating to operating losses generated by an affiliated practice to the extent that service fees relating to such operating losses are not collateralized by the Affiliated Orthodontist's patient fees receivable.

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

Affiliated Orthodontists typically pledge their billed and unbilled patient fees receivable to the Company as collateral for the Company's service fees. The Company is responsible for billing and collection of the patient fees receivable, which are conducted in the name of the applicable Affiliated Orthodontist. Collections from patient fees receivable are generally deposited into depository bank accounts that the Company establishes and maintains.

The Company generally collects its service fees receivable from funds that are collected from patient fees receivable and deposited into depository bank accounts. This results in deferral of collection of a portion of the Company's service fees receivable until the related patient fees receivable that have been pledged to the Company are collected and the funds are deposited into a depository bank account. This deferral is generally for a period that averages less than 90 days, as patient fees receivable are generally collected within that period of time. The Company does not generally charge Affiliated Orthodontists any interest on these deferred balances of service fees receivable. For newly-developed centers (which typically generate operating losses during their first 12 months of operations), the Company generally defers payment of a portion of its service fees relating to unreimbursed expenses over a five-year period that generally commences in the second year of the center's operations, and charges the Affiliated Orthodontists interest on those deferred amounts at market rates. Under the Company's revenue recognition policy, those unreimbursed expenses are not recognized as revenue or recorded as service fees receivable until such revenue is collateralized by patient fees receivable pledged by Affiliated Orthodontists. Pledged patient fees receivable which prove to be uncollectible have the effect of reducing the amount of service fees receivable collected by the Company.

In some cases, the Company assists Affiliated Orthodontists in obtaining financing for their share of operating expenses by providing a guaranty of loans from a third-party lender. Information about amounts guaranteed by the Company is provided in Note 3 to the Company's Consolidated Financial Statements.

RECEIVABLES

Service fees receivable represent the uncollected portion of the Company's fee revenue as calculated under the Company's revenue recognition policy. Under the terms of the Service Agreements between the Company and the Affiliated Orthodontists, the orthodontic entities pledge their patient fees receivable to the Company as collateral for the Company's service fees. The Company is responsible for billing and collection of the patient fees receivable, which are conducted in the name of the applicable Affiliated Orthodontist. Collections are generally deposited into a depository bank account that the Company establishes and maintains.

The Company is exposed to credit risks of nonpayment of the Company's service fees by Affiliated Orthodontists and their orthodontic entities. The Company is also exposed to credit risks of nonpayment of patient fees receivable pledged as collateral for the Company's service fees, in that nonpayment of patient fees receivable may result in adjustment to the Company's service fees receivable if the Company does not seek recourse against the applicable Affiliated Orthodontist and his or her orthodontic entity for payment of the related service fees. The Company generally may seek recourse against an orthodontic entity and Affiliated Orthodontist, and their respective assets, for nonpayment of the Company's service fees. However, for business reasons, the Company generally has not sought recourse against Affiliated Orthodontists and orthodontic entities for nonpayment of service fees relating to uncollectible patient fees receivable unless their Service Agreement has terminated or been alleged to have terminated. The Company manages such credit risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for service fees receivable. Such provisions totaled $373,000, $2,079,000 and $2,295,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and have been within management's expectations.

Collection of advances to orthodontic entities is highly dependent on the entities' financial performance. Therefore, the Company is exposed to certain credit risk. However, management believes such risk is minimized by the Company's involvement in certain business aspects of the orthodontic entity. Management evaluates the collectibility of these advances based upon a number of factors relevant to the Affiliated Orthodontist, including recent new patient contract performance, active patient base and center cost structure. The Company has a history of collecting amounts due from Affiliated Orthodontists.

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

Service Agreements are amortized over the shorter of their term or 25 years. Amortization expense for the years ended December 31, 2000, 1999 and 1998, was $7,024,000, $5,719,000 and $4,549,000, respectively. Accumulated amortization was $20,737,000 and $13,713,000 as of December 31, 2000 and 1999, respectively.
Intangible assets and the related accumulated amortization are written off when fully amortized.

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


STOCK COMPENSATION ARRANGEMENTS

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock options granted to non-employees, primarily orthodontists, at fair value determined according to FAS 123.

RECLASSIFICATIONS

Amounts reported as patient receivables, unbilled patient receivables and patient prepayments in the financial statements for 1999 and 1998 have been reclassified as service fees receivable to conform to their 2000 presentation.

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
                                                                      =======            =======           =======

         In 1998, the Company recorded adjustments totaling $1,150,000 to increase additional paid-in capital for the expected tax benefits of exercises of stock options. During 1999, the Company recorded adjustments totaling $1,077,000 to decrease additional paid-in capital based on revisions in the Company's 1997 and 1998 estimates of the tax benefits the Company would receive from the exercise of stock options in 1997 and 1998. The Company recorded no such adjustments in 2000.

9. BENEFIT PLANS

STOCK OPTION PLANS

The Company has reserved 3,400,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the "Incentive Option Plan"). Options may be granted to officers, directors and employees of the Company, for terms not longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal installments beginning two years after the grant date, and expire 10 years after the grant date. At December 31, 2000, 526,664 shares were available for issuance under the Incentive Option Plan.

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

The Company has reserved 200,000 of the authorized shares of common stock for issuance under the 1996 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum number of whole shares of common stock at a price per share equal to 85% of the closing price of the common stock as reported on the New York Stock Exchange on the applicable purchase date or the first trading date of the year, whichever is lower. Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company. At December 31, 2000, a total of 2,126,207 shares were available for issuance under these stock purchase plans.

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

                                                                           QUARTER ENDED
                               ----------------------------------------------------------------------------------------------------
                                     MARCH 2000                   JUNE 2000              SEPTEMBER 2000           DECEMBER 2000
                               ----------------------      -----------------------    ---------------------   ---------------------
                                   As                          As                         As
                               Previously       As         Previously        As       Previously      As
                                Reported     Restated       Reported      Restated     Reported    Restated
                               ----------    --------      ----------     --------    ----------   --------
Fee revenue................     $ 65,765     $ 59,282       $ 71,767      $ 65,842     $ 77,515    $ 69,724         $ 73,988
Operating profit...........       23,197       16,821         25,473        19,897       27,253      19,752           23,532
Net income before
  cumulative effect of
  changes in accounting
  principles...............       14,024        9,982         15,373        11,829       16,321      11,578           14,333
Cumulative effect of
  changes in accounting
  principles, net of income
  tax benefit..............           --      (50,576)            --            --           --          --               --
Net income (loss)..........       14,024      (40,594)        15,373        11,829       16,321      11,578           14,333
Net income per share
  assuming dilution:
  Net income per share
    before cumulative
    effect of changes in
    accounting principles..         0.29         0.20           0.31          0.24         0.33        0.23             0.29
  Cumulative effect of
    changes in accounting
    principles, net of
    income tax benefit,
    per share..............           --        (1.04)            --            --           --          --               --
Net income (loss) per
  share....................         0.29        (0.84)          0.31          0.24         0.33        0.23             0.29


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

                                                   QUARTER ENDED
                                --------------------------------------------------
                                 MARCH          JUNE        SEPTEMBER     DECEMBER
                                  1999          1999          1999          1999
                                --------      --------      ---------     --------
Fee revenue ..............      $ 49,048      $ 55,401      $ 59,770      $ 62,071
Operating profit .........        16,666        18,923        20,094        21,241
Net income ...............         9,479        11,523        12,095        12,738
Net income per share:
   Basic .................      $    .20      $    .24      $    .25      $    .26
   Diluted ...............           .19           .24           .25           .26

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
                  COL. A                       COL. B                        COL. C                      COL. D           COL. E
---------------------------------------  -------------------   ------------------------------------   ------------     ------------
                                                                            Additions
                                                                      (1)               (2)
                                             Balance at        Charged to costs   Charged to Other    Deduction--        Balance at
               Description               Beginning of Period     and expenses     Accounts-Describe     Describe       End of Period
---------------------------------------  -------------------   ----------------   -----------------   ------------     -------------
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

    (3) EXHIBITS:

        Exhibit
        Number                       Description of Exhibit
        -------                      ----------------------

          3.1   --   Bylaws of Orthodontic Centers of America, Inc. (1)

          3.2   --   Restated Certificate of Incorporation of Orthodontic
                     Centers of America, Inc. (2)

          4.1   --   Specimen Stock Certificate (1)

         10.1   --   Form of Service Agreement (confidential treatment granted
                     as to a portion of the agreement) (1)

         10.2   --   Form of Management Agreement (confidential treatment
                     granted as to a portion of the agreement) (1)

         10.3   --   Form of Consulting Agreement (1)

        Exhibit
        Number                       Description of Exhibit
        -------                      ----------------------

         10.4   --   Employment Agreement, dated as of November 21, 1994,
                     between Orthodontic Centers of America, Inc. and Gasper
                     Lazzara, Jr., D.D.S. (1)(7)

         10.5   --   Employment Agreement, dated as of November 21, 1994,
                     between Orthodontic Centers of America, Inc. and
                     Bartholomew F. Palmisano, Sr. (1)(7)

         10.6   --   Orthodontic Centers of America, Inc. 1994 Incentive Stock
                     Plan (1)(7)

         10.7   --   Orthodontic Centers of America, Inc. 1994 Non-Qualified
                     Stock Option Plan for Non-Employee Directors (1)(7)

         10.8   --   First Union National Bank Defined Contribution Master Plan
                     and Trust Agreement, and Adoption Agreement relating
                     thereto, between Orthodontic Centers of America, Inc. and
                     First Union National Bank (1)(7)

         10.9   --   Orthodontic Centers of America, Inc. 1995 Restricted Stock
                     Option Plan (3)

        10.10   --   Orthodontic Centers of America, Inc. 1996 Employee Stock
                     Purchase Plan (4)(7)

        10.11   --   Orthodontic Centers of America, Inc. 1997 Key Employee
                     Stock Purchase Plan Participation Agreement, dated as of
                     November 5, 1997, between Orthodontic Centers of America,
                     Inc. and Michael C. Johnsen (5)(7)

        10.12   --   Orthodontic Centers of America, Inc. 1997 Key Employee
                     Stock Purchase Plan Participation Agreement, dated as of
                     November 5, 1997, between Orthodontic Centers of America,
                     Inc. and Bartholomew F. Palmisano, Jr. (6)(7)

        10.13   --   Revolving Credit and Security Agreement, dated as of
                     October 8, 1998, among Orthodontic Centers of America, Inc.
                     and certain of its subsidiaries, as Borrowers, the Lenders named therein, First Union National Bank, as Agent, Bank of
                     America, FSB, as Documentation Agent, and Citibank, N.A.,
                     as Syndication Agent (6)

        10.14   --   Lease Agreement, dated October 7, 1999, between Orthodontic
                     Centers of America, Inc. and Ponte Vedra Management Group,
                     Ltd. (8)

        10.15   --   Asset Purchase Agreement, dated as of April 7, 2000, among
                     Orthodontic Centers of America, Inc. and Apple Orthodontix,
                     Inc. and certain of its subsidiaries (9)

        10.16   --   Employment Agreement, dated as of November 6, 1996, between
                     Orthodontic Centers of America, Inc. and Dr. Ronald M.
                     Roncone (9)

         21.1   --   List of subsidiaries of Orthodontic Centers of America,
                     Inc. (9)

         23.1   --   Consent of Ernst & Young LLP (filed herewith)

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

    (8) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

    (9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Metairie, State of Louisiana, on October 4, 2001.

                                       ORTHODONTIC CENTERS OF AMERICA, INC.


                                       By: /s/ Bartholomew F. Palmisano, Sr.
                                           -------------------------------------
                                           Bartholomew F. Palmisano, Sr.
                                           President, Chief Executive Officer
                                           and Chairman of the Board

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

10.14          -- Lease Agreement, dated as of October 7, 1999, between
                  Orthodontic Centers of America, Inc. and Ponte Vedra
                  Management Group, Ltd. (8)

10.15          -- Asset Purchase Agreement, dated as of April 7, 2000, among
                  Orthodontic Centers of America, Inc. and Apple Orthodontics,
                  Inc. and certain of its subsidiaries (9)

10.16          -- Employment Agreement, dated as of November 6, 1996, between
                  Orthodontic Centers of America, Inc. and Dr. Ronald M. Roncone
                  (9)

21.1           -- List of subsidiaries of Orthodontic Centers of America, Inc.
                  (9)

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

(8) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

(9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.