Form 10-Q
period 2001-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2001-11-05
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                         72-1278948
    -------------------------------                ---------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer Identification Number)
     incorporation or organization)

3850 North Causeway Boulevard, Suite 1040
         Metairie, Louisiana                                       70002
-----------------------------------------                        ---------
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

At October 26, 2001, there were 49,984,157 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I   Financial Information

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
     September 30, 2001 (Unaudited) and December 31, 2000.........................................................4

     Condensed Consolidated Statements of Income -
     Nine months ended September 30, 2001 and 2000 (Unaudited)....................................................5

     Condensed Consolidated Statements of Income -
     Three months ended September 30, 2001 and 2000 (Unaudited)...................................................6

     Condensed Consolidated Statements of Cash Flow -
     Nine months ended September 30, 2001 and 2000 (Unaudited)....................................................7

     Notes to Condensed Consolidated Financial Statements - September 30, 2001....................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................20

Part II. Other Information

Item 1.  Legal Proceedings.......................................................................................21

Item 5.  Other Information.......................................................................................21

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       Orthodontic Centers of America, Inc.

                      Condensed Consolidated Balance Sheets

                                                                                September 30,     December 31,
                                                                                    2001            2000 (1)
                                                                                -------------     ------------
                                                                                 (Unaudited)
                                                                                         (in thousands)
ASSETS:
Current assets:
     Cash and cash equivalents ...........................................        $ 11,133          $  4,690
     Investments .........................................................            --                 999
     Service fees receivable, net of allowance for uncollectible amounts .          50,757            35,350
     Deferred income taxes ...............................................           1,469             1,978
     Current portion of advances to orthodontic entities .................           9,329             7,644
     Supplies inventory ..................................................           8,589             7,306
     Prepaid expenses and other assets ...................................           5,595             3,782
                                                                                  --------          --------
         Total current assets ............................................          86,872            61,749
Property, equipment and improvements, net ................................          88,776            76,686
Advances to orthodontic entities, less current portion ...................          10,595             9,057
Deferred income taxes ....................................................          24,539            24,030
Intangible assets ........................................................         207,012           194,544
Other assets .............................................................           4,201             1,881
                                                                                  --------          --------
Total assets .............................................................        $421,995          $367,947
                                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ....................................................        $  8,431          $  7,855
     Accrued salaries and other current liabilities ......................           7,923             4,054
     Deferred revenue ....................................................           1,876             2,516
     Income taxes payable ................................................             777             2,913
     Amounts payable to orthodontic entities .............................           3,374             2,412
     Current portion of notes payable to affiliated orthodontists ........           1,211             2,426
                                                                                  --------          --------
         Total current liabilities .......................................          23,592            22,176
Long-term debt, less current portion .....................................          54,265            58,575
Non-controlling interest in subsidiary ...................................              47              --
Stockholders' equity:
     Preferred stock .....................................................            --                --
     Common stock, $.01 par value per share, 100,000,000 shares authorized, 49,635,848 shares outstanding at September 30, 2001
       and 48,600,000 shares outstanding at December 31, 2000 ............             496               487
     Additional paid-in capital ..........................................         180,041           168,661
     Retained earnings ...................................................         165,407           121,581
     Accumulated other comprehensive income ..............................            (121)             (127)
     Due from key employees for stock purchase program ...................            (488)           (1,604)
     Capital contribution receivable from shareholders ...................          (1,244)           (1,802)
                                                                                  --------          --------
         Total stockholders' equity ......................................         344,091           287,196
                                                                                  --------          --------
Total liabilities and stockholders' equity ...............................        $421,995          $367,947
                                                                                  ========          ========

------------------
(1) The consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                    Nine months ended
                                                                      September 30,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
                                                                (in thousands, except per
                                                                       share data)
Fee revenue ............................................        $246,552         $194,849
Direct expenses:
     Employee costs ....................................          71,011           57,240
     Orthodontic supplies ..............................          19,718           15,517
     Rent ..............................................          21,597           17,471
     Marketing and advertising .........................          19,980           16,202
                                                                --------         --------
         Total direct expenses .........................         132,306          106,430
General and administrative .............................          26,939           20,894
Depreciation and amortization ..........................          13,504           11,056
                                                                --------         --------
Operating profit .......................................          73,803           56,469
Interest expense, net ..................................           3,352            2,917
Non-controlling interest in subsidiary .................              47             --
                                                                --------         --------
Income before income taxes .............................          70,404           53,552
Provision for income taxes .............................          26,578           20,163
                                                                --------         --------
Income before cumulative effect of change in
     accounting principle ..............................          43,826           33,389
Cumulative effect of change in accounting
     principle, net of income tax benefit ..............            --            (50,576)
                                                                --------         --------
Net income (loss) ......................................        $ 43,826         $(17,187)
                                                                ========         ========
Net income (loss) per share:
     Basic before cumulative effect of change
         in accounting principle .......................        $   0.90         $   0.69
     Cumulative effect of change in accounting
         principal, net of income tax benefit, per share            --              (1.05)
                                                                --------         --------
     Basic .............................................        $   0.90         $  (0.36)
                                                                ========         ========
     Diluted before cumulative effect of change
         in accounting principle .......................        $   0.87         $   0.67
     Cumulative effect of change in accounting
         principle, net of income tax benefit, per share            --              (1.02)
                                                                --------         --------
     Diluted ...........................................        $   0.87         $  (0.35)
                                                                ========         ========
Average shares outstanding:
     Basic .............................................          48,863           48,343
                                                                ========         ========
     Diluted ...........................................          50,133           49,482
                                                                ========         ========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                 Three months ended
                                                    September 30,
                                              ------------------------
                                               2001             2000
                                              -------          -------
                                              (in thousands, except per
                                                     share data)
Fee revenue ..........................        $86,840          $69,725
Direct expenses:
     Employee costs ..................         25,359           20,623
     Orthodontic supplies ............          7,025            5,736
     Rent ............................          7,709            6,276
     Marketing and advertising .......          7,282            6,030
                                              -------          -------
         Total direct expenses .......         47,375           38,665
General and administrative ...........          9,521            7,462
Depreciation and amortization ........          4,490            3,846
                                              -------          -------
Operating profit .....................         25,454           19,752
Interest expense, net ................          1,105            1,152
Non-controlling interest in subsidiary            (33)            --
                                              -------          -------
Income before income taxes ...........         24,382           18,600
Provision for income taxes ...........          9,204            7,022
                                              -------          -------
Net income ...........................        $15,178          $11,578
                                              =======          =======
Net income per share:
     Basic ...........................        $  0.31          $  0.24
                                              =======          =======
     Diluted .........................        $  0.30          $  0.23
                                              =======          =======
Average shares outstanding:
     Basic ...........................         48,962           48,503
                                              =======          =======
     Diluted .........................         50,123           49,967
                                              =======          =======


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                      (in thousands)
Operating activities:
   Net income (loss) ...................................................        $ 43,826         $(17,187)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Provision for bad debt expense ..................................             416              277
       Depreciation and amortization ...................................          13,504           11,056
       Deferred income taxes ...........................................            --             (5,888)
       Cumulative effect of change in accounting
          principle, net of income tax benefit .........................            --             50,576
       Changes in operating assets and liabilities:
           Service fees receivable .....................................         (15,823)         (10,089)
           Supplies inventory ..........................................          (1,283)             555
           Prepaid expenses and other ..................................          (4,134)          (1,929)
           Advances/amounts payable to orthodontic entities ............          (2,261)            (116)
           Accounts payable and other current liabilities ..............           1,669            2,378
                                                                                --------         --------
Net cash provided by operating activities ..............................          35,914           29,633
                                                                                --------         --------

Investing activities:
   Purchases of property, equipment and improvements ...................         (19,565)         (13,690)
   Proceeds from sales of available-for-sale investments ...............             999              983
   Intangible assets acquired ..........................................         (17,701)         (16,845)
                                                                                --------         --------
Net cash used in investing activities ..................................         (36,267)         (29,552)
                                                                                --------         --------

Financing activities:
   Proceeds from long-term debt ........................................           3,128            4,468
   Repayment of long-term debt .........................................          (8,966)          (4,069)
   Issuance of common stock ............................................          12,634            1,099
                                                                                --------         --------
Net cash provided by financing activities ..............................           6,796            1,498
                                                                                --------         --------

Change in cash and cash equivalents ....................................           6,443            1,579
Cash and cash equivalents at beginning of period .......................           4,690            5,822
                                                                                --------         --------
Cash and cash equivalents at end of period .............................        $ 11,133         $  7,401
                                                                                ========         ========

Supplemental cash flow information:
   Cash paid during period for:
       Interest ........................................................        $  3,414         $  2,874
                                                                                ========         ========
       Income taxes ....................................................        $ 29,714         $ 23,128
                                                                                ========         ========

Supplemental disclosures of non-cash investing and financing activities:

   Notes payable and common stock issued
       to obtain service agreements ....................................        $    796         $  1,684
                                                                                ========         ========



See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2001

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontists throughout the United States and in Japan, Mexico, Puerto Rico and Spain.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's most recent Annual Report on Form 10-K.

         The Company provides business operations, financial, marketing and administrative services to orthodontic practices. These services are provided under management and consulting agreements (hereinafter referred to as "Service Agreements") with the orthodontist and their wholly-owned orthodontic entities (hereinafter referred to as "Affiliated Orthodontists").

         The financial statements include service fees earned under the Service Agreements and the expenses of providing the Company's services, which generally includes all expenses of the orthodontic practices except for orthodontist compensation and certain expenses directly related to the orthodontic entities, such as professional insurance coverage.

2.       REVENUE RECOGNITION

         Fee revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements with Affiliated Orthodontists. Fee revenue is recognized as service fees are contractually due under the Company's Service Agreements, except that recognition of a portion of the service fees is deferred because patient contract revenues are calculated on a straight-line basis over the term of the patient contracts and are reduced by amounts to be retained by Affiliated Orthodontists. The amounts to be retained by Affiliated Orthodontists is the Company's estimate of the Affiliated Orthodontists' proportionate share of straight-line patient contract revenues, reduced by the amount of Company expenses incurred and not yet reimbursed by the Affiliated Orthodontists. In addition, newly developed orthodontic centers typically generate operating losses during their initial 12 months of operations. Under the terms of the Company's Service Agreements, the Company is entitled to service fees relating to operating losses as the losses are incurred; however, the Company defers recognition of fee revenue relating to operating losses generated by an affiliated practice to the extent that service fees relating to such operating losses are not collateralized by the Affiliated Orthodontist's patient fees receivable.

                      Orthodontic Centers of America, Inc.

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

         In some cases, the Company assists Affiliated Orthodontists in obtaining financing for their share of operating expenses by providing a guaranty of loans from a third-party lender. Information about amounts guaranteed by the Company is provided in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

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

         Service Agreements are amortized over the shorter of their term or 25 years. Amortization expense for the three months ended September 30, 2001 and 2000 was $2.0 million and $1.7 million respectively. Accumulated amortization was $26.8 million and $20.7 million as of September 30, 2001 and December 31, 2000, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

4.       EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

5.       CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 2000, the Company adopted a change in accounting for revenue in connection with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of this accounting change, calculated as of January 1, 2000, was $50.6 million, net of income tax benefit of $30.6 million. The Company recognized revenue that was included in the cumulative effect adjustment of $22.1 million during the nine months ended September 30, 2001 and $45.4 million during the nine months ended September 30, 2000.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Financial Accounting Standards Board Statement FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. As the Company had no derivatives at the date of adoption, there was no financial statement impact.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 31, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment annually. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS No. 142 on January 1, 2002, and amortization of goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001 would cease upon such adoption. The Company anticipates that it would apply provisions of SFAS No. 141 and No. 142 in recording the Company's proposed business combination with OrthAlliance, Inc. The Company has not yet determined the impact that these statements on accounting standards will have on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's business was established in 1985 by Dr. Gasper Lazzara, Jr. and Bartholomew F. Palmisano, Sr. The Company managed 621 orthodontic centers (the "Orthodontic Centers") throughout the United States and in Japan, Mexico, Puerto Rico and Spain at September 30, 2001.

The following table sets forth certain information relating to the growth in the number of Orthodontic Centers for the periods shown:

                                                                                                                   Nine
                                                                                                                  months
                                                                     Year ended December 31,                       ended
                                                    -------------------------------------------------------     September 30,
                                                    1996         1997         1998         1999        2000         2001
                                                    ----         ----         ----         ----        ----     -------------
Number of centers at beginning of period ...         145          247          360          469         537          592
Number of centers developed during period ..          53           58           54           36          18           26
Number of centers acquired during period ...          68           78           66           32          45            4
Number of centers consolidated during period         (19)         (23)         (11)        --            (8)          (1)
                                                    ----         ----         ----         ----        ----         ----
Number of centers at end of period .........         247          360          469          537         592          621
                                                    ====         ====         ====         ====        ====         ====

Of the 621 Orthodontic Centers at September 30, 2001, 332 were developed by the Company, 365 were existing orthodontic practices the assets of which were acquired by the Company and 76 were consolidated into another Orthodontic Center. The Company expects that future growth in the number of Orthodontic Centers will come from both developing Orthodontic Centers with existing and newly recruited orthodontists affiliated with the Company ("Affiliated Orthodontists") and acquiring the assets of, and entering into service and consulting agreements with, existing orthodontic practices.

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

The Orthodontic Centers may also increase revenue by implementing periodic price increases. Patient contracts are generally payable in equal monthly installments throughout the term of treatment (which averages about 26 months), except for the last month when a final payment is made. During the first quarter of 2000, approximately 30% of the Orthodontic Centers implemented a fee increase from $109 per month to $119 per month, with an increase in the final payment from $436 to $476. In the first nine months of 2001, an additional 33% of the Orthodontic Centers implemented such fee increase.

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

Under the service agreement, the Company provides its Affiliated Orthodontists with a comprehensive range of business services in exchange for monthly service fees based on a percentage of the Affiliated Orthodontists' new patient contract balances during the first month of the term of the patient contract, plus the balance of the patient contract balance allocated equally over the remaining term of the patient contract, minus amounts retained by the Affiliated Orthodontists. These service fees generally represent reimbursement of direct and indirect expenses that the Company incurs in providing services to an Affiliated Orthodontist (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a percentage of the operating profits of the Affiliated Orthodontist's practice on a cash basis and, in some cases, hourly-based service fees. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, the Company's service fees generally range from 40% to 50% of a mature practice's cash operating profits (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by an Affiliated Orthodontist).

The types of services the Company provides to Affiliated Orthodontists under the consulting agreements are generally similar to the services the Company provides under the service agreements. Fees paid to the Company by Affiliated Orthodontists under the consulting agreements are a combination of, depending on the service being performed, cost-based types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give the Company a right to purchase the Affiliated Orthodontist's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the Affiliated Orthodontist after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the Affiliated Orthodontist has ultimate control and authority over his or her practice's business management, including such matters as advertising, hiring and termination of staff and the purchase of equipment and supplies.

Affiliated Orthodontists generally pledge to the Company the Affiliated Orthodontists' patient fees receivable arising from the provision of orthodontic services during each month. These patient fees receivable include billed receivables, which represent amounts owed for orthodontic services for which the patient has been billed, and unbilled receivables, which represent amounts owed for orthodontic services for which the patient has not yet been billed. Laws governing the practice of dentistry (including orthodontics) and the policies of state dental boards in states in which the Company operates generally restrict its ability to own these patient fees receivable, and require that patient fees receivable be billed and collected in the name of the Affiliated Orthodontists and that, at least initially, collections from patient fees receivable belong to the Affiliated Orthodontist. This would restrict the Company's ability to sell, factor or transfer these pledged patient fees receivable. The Company is responsible for billing and collecting these patient fees receivable, which are done in the name of the applicable Affiliated Orthodontist. Once funds are collected in payment of patient fees receivable, the funds are generally deposited into a bank account that the Company establishes and maintains. The Company generally has sole signatory authority over these bank accounts and the exclusive responsibility for any disbursements. Affiliated Orthodontists generally agree that they will not modify, close or withdraw any funds from these bank accounts. The Company sweeps funds deposited into these accounts into its central bank account on a regular basis. Collections from patient fees receivable are included in determining a practice's cash operating profits for purposes of calculating amounts retained by an Affiliated Orthodontist under the terms of his or her service agreement with us. Generally, an Affiliated Orthodontist retains 50% to 60% of his or her practice's cash operating profits (in some cases after reduction for any hourly-based service fees or hourly-based amounts retained by the Affiliated Orthodontist) plus any hourly-based amounts retained by the Affiliated Orthodontist.

Effective January 1, 2000, the Company changed its revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Effective January 1, 2000, the Company recognizes revenue based on a straight-line allocation of patient contract revenue over the terms of the patient contracts (which average about 26 months), minus the portion of that straight-line allocation retained or to be retained by Affiliated Orthodontists. Amounts retained or to be retained by an Affiliated Orthodontist are estimated using the percentage of practice operating profits that may be retained by the Affiliated Orthodontist under his or her service agreement. Amounts retained or that may be retained by an Affiliated Orthodontist equal the Affiliated Orthodontist's proportionate share of the straight-line allocation of patient contract revenue that is collected during the relevant period and the Affiliated Orthodontist's proportionate share of patient receivables representing any remaining portion of that allocation, minus any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that the Company has incurred but for which the Company has not been reimbursed by the Affiliated Orthodontist. These unreimbursed expenses reduce amounts retained by an Affiliated Orthodontist only up to the amounts that would otherwise be retained by the Affiliated Orthodontist. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the Affiliated Orthodontist in subsequent periods.

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

BUSINESS COMBINATION WITH ORTHALLIANCE

On May 16, 2001, the Company entered into a merger agreement with OrthAlliance, Inc., whereby a wholly-owned subsidiary of the Company would merge into OrthAlliance and OrthAlliance would become a wholly-owned subsidiary of the Company. In the merger, stockholders of OrthAlliance would receive shares of the Company's common stock in exchange for their shares of OrthAlliance common stock, except for holders of OrthAlliance Class B common stock who properly exercise their appraisal rights under Delaware law. The transaction, which is subject to approval by OrthAlliance stockholders and other conditions, is currently anticipated to close in November 2001 and to be accounted for as a purchase. OrthAlliance has scheduled a special meeting of its shareholders to be held on November 7, 2001, at which OrthAlliance shareholders are to consider and vote upon a proposal to approve the merger agreement. OrthAlliance is a leading provider of practice management and consulting services to orthodontic and pediatric dental practices in the United States.

RESULTS OF OPERATIONS

The following table sets forth the percentages of fee revenue represented by certain items in the Company's condensed consolidated statements of income.

                                                     Nine months                 Three months
                                                       ended                        ended
                                                    September 30,                September 30,
                                                 -------------------          -------------------
                                                 2001          2000           2001          2000
                                                 -----         -----          -----         -----
Fee revenue .............................        100.0%        100.0%         100.0%        100.0%
                                                 -----         -----          -----         -----
Direct expenses:
     Employee costs .....................         28.8          29.4           29.2          29.6
     Orthodontic supplies ...............          8.0           8.0            8.1           8.2
     Rent ...............................          8.8           9.0            8.9           9.0
     Marketing and advertising ..........          8.1           8.2            8.4           8.7
                                                 -----         -----          -----         -----
         Total direct expenses ..........         53.7          54.6           54.6          55.5
General and administrative ..............         10.9          10.7           11.0          10.7
Depreciation and amortization ...........          5.5           5.7            5.1           5.5
                                                 -----         -----          -----         -----
Operating profit ........................         29.9          29.0           29.3          28.3
Interest expense ........................          1.3           1.5            1.2           1.6
Non-controlling interest ................         --            --             --            --
                                                 -----         -----          -----         -----
Income before income taxes ..............         28.6          27.5           28.1          26.7
Provision for income taxes ..............         10.8          10.4           10.6          10.1
                                                 -----         -----          -----         -----
Income before cumulative effect of change
     in accounting principle ............         17.8          17.1           17.5          16.6
Cumulative effect of change in accounting
     principle, net of income tax benefit         --           (25.9)          --            --
                                                 -----         -----          -----         -----
Net income (loss) .......................         17.8%         (8.8%)         17.5%         16.6%
                                                 =====         =====          =====         =====

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

FEE REVENUE

Fee revenue increased $51.7 million, or 26.5%, to $246.6 million for the nine months ended September 30, 2001 from $194.8 million for the nine months ended September 30, 2000. Approximately $40.7 million of this increase was attributable to the growth of fee revenue of Orthodontic Centers open throughout both periods, and approximately $11.0 million of the increase was attributable to the growth in fee revenue of Orthodontic Centers opened since January 1, 2000. The number of the Affiliated Orthodontists' patient contracts increased to approximately 401,000 at September 30, 2001 from approximately 327,000 at September 30, 2000. The Company recognized revenue that was included in the cumulative effect adjustment of $22.1 million during the nine months ended September 30, 2001 and $45.4 million during the nine months ended September 30, 2000.

EMPLOYEE COSTS

Employee costs increased $13.8 million, or 24.1 %, to $71.1 million for the nine months ended September 30, 2001 from $57.2 million for the nine months ended September 30, 2000. As a percentage of fee revenue, however, employee costs decreased to 28.8% for the nine months ended September 30, 2001 from 29.4% for the nine months ended September 30, 2000, primarily due to efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, the Affiliated Orthodontists have begun increasing the intervals between patient treatments. Patients who received orthodontic treatment in the Orthodontic Centers during the nine months ended September 30, 2001 averaged 45.9 days between office visits, compared to an average of 43.9 days for patients who received treatment during the nine months ended September 30, 2000. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $4.2 million, or 27.1%, to $19.7 million for the nine months ended September 30, 2001 from $15.5 million for the nine months ended September 30, 2000. As a percentage of fee revenue, orthodontic supplies expense remained at 8.0% for the nine months ended September 30, 2001 and 2000.

RENT

Rent expense increased $4.1 million, or 23.6%, to $21.6 million for the nine months ended September 30, 2001 from $17.5 million for the nine months ended September 30, 2000, primarily due to Orthodontic Centers affiliated, opened or relocated after September 30, 2000. As a percentage of fee revenue, however, rent expense decreased to 8.8% for the nine months ended September 30, 2001 from 9.0% for the nine months ended September 30, 2000.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $3.8 million, or 23.3%, to $20.0 million for the nine months ended September 30, 2001 from $16.2 million for the nine months ended September 30, 2000, primarily due to increases in marketing and advertising related to growth in fee revenue for existing Orthodontic Centers and marketing and advertising for Orthodontic Centers added after September 30, 2000. As a percentage of fee revenue, however, marketing and advertising expense decreased to 8.1% for the nine months ended September 30, 2001 from 8.2% for the nine months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $6.0 million, or 28.9%, to $26.9 million for the nine months ended September 30, 2001 from $20.9 million for the nine months ended September 30, 2000, primarily due to the addition of Orthodontic Centers and increases in the Affiliated Orthodontists' patient base after September 30, 2000. As a percentage of fee revenue, general and administrative expense increased to 10.9% for the nine months ended September 30, 2001 from 10.7% for the nine months ended September 30, 2000, primarily due to accounting and legal costs associated with the Company's proposed business combination with OrthAlliance.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $2.4 million, or 22.1%, to $13.5 million for the nine months ended September 30, 2001 from $11.1 million for the nine months ended September 30, 2000, due to fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 2000. As a percentage of fee revenue, however, depreciation and amortization expense decreased to 5.5% for the nine months ended September 30, 2001 from 5.7% for the nine months ended September 30, 2000.

OPERATING PROFIT

Operating profit increased $17.3 million, or 30.6%, to $73.8 million for the nine months ended September 30, 2001 from $56.5 million for the nine months ended September 30, 2000. As a percentage of fee revenue, operating profit increased to 29.9% for the nine months ended September 30, 2001 from 29.0% for the nine months ended September 30, 2000, as a result of the factors discussed above.

INTEREST

Net interest expense increased $435,000, or 14.9%, to $3.4 million for the nine months ended September 30, 2001 from $2.9 million for the nine months ended September 30, 2000, due to an increase since September 30, 2000 in the average balance of borrowings under the Company's $100.0 million revolving line of credit associated with expansion in new and existing markets in the United States and foreign countries. As a percentage of fee revenue, net interest expense decreased to 1.3% for the nine months ended September 30, 2001 from 1.5% for the nine months ended September 30, 2000.

NON-CONTROLLING INTEREST

In the first quarter of 2001, the Company finalized an arrangement with its Affiliated Orthodontists in Japan pursuant to which these Affiliated Orthodontists acquired a 16% ownership interest in the Company's Japanese subsidiary.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $6.4 million, or 31.8%, to $26.6 million for the nine months ended September 30, 2001 from $20.2 million for the nine months ended September 30, 2000. The Company's effective income tax rate was 37.8% for the nine months ended September 30, 2001 and 2000. The Company's change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $25.5 million as of September 30, 2001, because the Company has not received approval from taxing authorities to change its tax accounting method of recognizing revenue. The Company cannot assure you that it will receive any such approval. Failure to obtain this approval could have an adverse effect on the Company's cash flow from operating activities. The Company has provided no valuation allowance for deferred tax assets. The Company believes that the deferred tax assets at September 30, 2001 are realizable through carrybacks and future reversals of existing taxable temporary differences.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2000, the Company recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to the Company's change in revenue recognition effective as of January 1, 2000 pursuant to SAB 101.

NET INCOME (LOSS)

Net income increased $61.0 million, or 355.0%, to $43.8 million for the nine months ended September 30, 2001 from a net loss of $17.2 million for the nine months ended September 30, 2000. As a percentage of fee revenue, net income after the cumulative effect of change in accounting principle increased to 17.8% for the nine months ended September 30, 2001 from (8.8)% for the nine months ended September 30, 2000, as a result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

FEE REVENUE

Fee revenue increased $17.1 million, or 24.5%, to $86.8 million for the three months ended September 30, 2001 from $69.7 million for the three months ended September 30, 2000. Approximately $13.9 million of this increase was attributable to the growth of fee revenue of Orthodontic Centers open throughout both periods, and approximately $3.2 million of the increase was attributable to the growth in fee revenue of Orthodontic Centers opened since September 30, 2000. The Company recognized revenue that was included in the cumulative effect adjustment of $5.2 million during the three months ended September 30, 2001 and $13.5 million during the three months ended September 30, 2000.

EMPLOYEE COSTS

Employee costs increased $4.7 million, or 23.0%, to $25.4 million for the three months ended September 30, 2001 from $20.6 million for the three months ended September 30, 2000. As a percentage of fee revenue, however, employee costs decreased to 29.2% for the three months ended September 30, 2001 from 29.6% for the three months ended September 30, 2000, primarily due to efficiencies achieved through a general change to longer patient treatment intervals by the Affiliated Orthodontists, which resulted in fewer treatments per patient contract and lower employee costs per patient. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, the Affiliated Orthodontists have begun increasing the intervals between patient treatments. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

ORTHODONTIC SUPPLIES

Orthodontic supplies expense increased $1.3 million, or 22.5%, to $7.0 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000. As a percentage of fee revenue, orthodontic supplies expense decreased to 8.1% for the three months ended September 30, 2001 from 8.2% for the three months ended September 30, 2000.

RENT

Rent expense increased $1.4 million, or 22.8%, to $7.7 million for the three months ended September 30, 2001 from $6.3 million for the three months ended September 30, 2000, primarily due to Orthodontic Centers affiliated, opened or relocated after September 30, 2000. As a percentage of fee revenue, however, rent expense decreased to 8.9% for the three months ended September 30, 2001 from 9.0% for the three months ended September 30, 2000.

MARKETING AND ADVERTISING

Marketing and advertising expense increased $1.3 million, or 20.8%, to $7.3 million for the three months ended September 30, 2001 from $6.0 million for the three months ended September 30, 2000, primarily due to increases in marketing and advertising related to growth in fee revenue for existing Orthodontic Centers and marketing and advertising for Orthodontic Centers added after September 30, 2000. As a percentage of fee revenue, however, marketing and advertising expense decreased to 8.4% for the three months ended September 30, 2001 from 8.7% for the three months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $2.1 million, or 27.6%, to $9.5 million for the three months ended September 30, 2001 from $7.5 million for the three months ended September 30, 2000, primarily due to the addition of Orthodontic Centers and increases in the Affiliated Orthodontists' patient base after September 30, 2000. As a percentage of fee revenue, general and administrative expense increased to 11.0% for the three months ended September 30, 2001 from 10.7% for the three months ended September 30, 2000, primarily due to accounting and legal costs associated with the Company's proposed business combination with OrthAlliance.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $644,000, or 16.7%, to $4.5 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000, due to fixed assets acquired and service agreements entered into for Orthodontic Centers developed, acquired or relocated after September 30, 2000. As a percentage of fee revenue, depreciation and amortization expense decreased to 5.1% for the three months ended September 30, 2001 from 5.5% for the three months ended September 30, 2000.

OPERATING PROFIT

Operating profit increased $5.7 million, or 28.9%, to $25.5 million for the three months ended September 30, 2001 from $19.8 million for the three months ended September 30, 2000. As a percentage of fee revenue, operating profit increased to 29.3% for the three months ended September 30, 2001 from 28.3% for the three months ended September 30, 2000, as a result of the factors discussed above.

NON-CONTROLLING INTEREST

In the first quarter of 2001, the Company finalized an arrangement with its Affiliated Orthodontists in Japan pursuant to which these Affiliated Orthodontists acquired a 16% ownership interest in the Company's Japanese subsidiary.

PROVISION FOR INCOME TAXES

Provision for income taxes increased $2.2 million, or 31.1%, to $9.2 million for the three months ended September 30, 2001 from $7.0 million for the three months ended September 30, 2000. The Company's effective income tax rate was 37.8% for the three months ended September 30, 2001 and 2000. The Company's change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $25.5 million as of September 30, 2001, because the Company has not received approval from taxing authorities to change our tax accounting method of recognizing revenue. The Company cannot assure you that it will receive any such approval. Failure to obtain this approval could have an adverse effect on the Company's cash flow from operating activities. The Company has provided no valuation allowance for deferred tax assets. The Company believes that the deferred tax assets at September 30, 2001 are realizable through carrybacks and future reversals of existing taxable temporary differences.

NET INCOME

Net income increased $3.6 million, or 31.1%, to $15.2 million for the three months ended September 30, 2001 from $11.6 million for the three months ended September 30, 2000. As a percentage of fee revenue, net income increased to 17.5% for the three months ended September 30, 2001 from 16.6% for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash flow information for the Company at September 30, 2001, and 2000:


                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                   2001                       2000
                                                                   ----                       ----
     Net cash provided by operating activities........       $   35.9  million         $   29.6  million
     Net cash used in investing activities............       $  (36.3) million         $  (29.6) million
     Net cash provided by financing activities........       $    6.8  million         $    1.5  million

Net cash provided by operating activities increased during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, primarily due to increased net income during the first nine months of 2001, as compared to the same period of 2000. The Company's working capital at September 30, 2001 was $63.3 million, an increase of $23.7 million, or 59.8%, from $39.6 million at December 31, 2000, including cash and cash equivalents of $11.1 million at September 30, 2001, compared to $4.7 million at December 31, 2000. Net cash provided by financing activities increased during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, primarily due to increased issuance of the Company's common stock related to the exercise of stock options during the first nine months of 2001, as compared to the same period of 2000. The Company used the proceeds from the exercise of these options to repay a portion of the indebtedness outstanding under the Company's revolving line of credit.

The Company's capital expenditures consist primarily of the costs associated with the development of additional Orthodontic Centers. The average cost of developing a new Orthodontic Center in the United States is about $325,000, which includes capitalizable costs of equipment and leasehold improvements, as well as working capital and start-up losses associated with the initial operations of the Orthodontic Center. These costs are shared by the Company and the particular Affiliated Orthodontist. The Company bears an Affiliated Orthodontist's share of these costs until it is reimbursed by the Affiliated Orthodontist. In some cases, the Company assists Affiliated Orthodontists in obtaining financing for their share of these costs by providing a guaranty of loans from the Company's primary lender. At September 30, 2001, the outstanding balance of these amounts guaranteed by the Company was $2.2 million, compared to about $2.9 million at December 31, 2000. The Company also intends to continue to make advances of about $40,000 to newly-affiliated Affiliated Orthodontists during the first year of an Orthodontic Center's operations, which advances bear no interest and typically are repaid during the second year of the Orthodontic Center's operations. The Company intends to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

In October 1998, the Company entered into a $100.0 million revolving line of credit with a lending group that currently consists of First Union National Bank, Bank of America FSB, Bank One, N.A., Hibernia National Bank and Wachovia Bank, N.A. The line of credit provides an aggregate of $100.0 million for general working capital needs and expansion of the number of orthodontic centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in all of the Company's assets, including its accounts receivable and equipment. At September 30, 2001, $53.9 million of indebtedness was outstanding under the line of credit, compared to $57.4 million at December 31, 2000.

The Company expects to require cash in the future primarily for developing additional Orthodontic Centers, acquiring assets from and affiliating with additional orthodontists, capital expenditures, repayment of long-term debt, payment of income taxes and general corporate purposes. In addition, in the merger agreement with OrthAlliance, Inc., the Company agreed that, at the effective time of the proposed merger with OrthAlliance, the Company would pay in full all borrowings and accrued interest owing under OrthAlliance's revolving line of credit. The Company is currently making arrangements to finance the repayment of the amounts owed under OrthAlliance's revolving line of credit, concurrent with completion of the proposed merger.

The Company's cash needs could significantly change depending upon its ability to recruit orthodontists, find appropriate sites, enter into long-term service or consulting agreements and acquire the assets of existing orthodontic practices. The Company believes that the combination of funds available under its revolving line of credit, any additional credit facility or other borrowings and cash flow from operations will be sufficient to meet its anticipated funding requirements during the remainder of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 15, 1999, Sam Callender, D.D.S. and his limited liability company, Colorado Orthodontics, LLC, filed an action in the District Court of the City and County of Denver, Colorado against the Company, its wholly-owned subsidiary, Orthodontic Centers of Colorado, Inc. ("OCA-Colorado"), and Dr. Ronald M. Roncone. On August 14, 2000, the plaintiffs amended their complaint to add Bartholomew F. Palmisano, Sr. as a defendant in the action. On November 19, 1999, the lawsuit was removed to the United States District Court for the District of Colorado. In their complaint, the plaintiffs alleged that the Company and OCA-Colorado breached the terms of the service agreement between OCA-Colorado and Dr. Callender, and that the Company and Dr. Roncone allegedly made certain fraudulent representations to Dr. Callender in connection with his decision to enter into the services agreement and a related asset purchase agreement with OCA-Colorado. The complaint also alleged that the Company and Dr. Roncone tortiously interfered with the proposed sale of a portion of Dr. Callender's interest in his limited liability company to another orthodontist, and that the Company and Dr. Roncone allegedly breached certain fiduciary duties to the plaintiffs in connection with that sale. The complaint sought an unspecified amount of actual and punitive damages, and a declaratory judgment that Dr. Callender's service agreement has been terminated. On January 31, 2000, the Company and OCA-Colorado filed an answer generally denying the plaintiffs' claims, as well as a counterclaim against the plaintiffs, which alleged, among other things, that the plaintiffs breached the terms of the service agreement, and sought compensatory and other damages. On March 14, 2001, the court stayed proceedings in the case due to a potential settlement and dismissal of the action and counterclaim. On September 1, 2001, Dr. Callender and his limited liability company transferred their orthodontic practice to another Affiliated Orthodontist who is continuing the affiliation of the practice with the Company and OCA-Colorado, and the lawsuit and counterclaim were dismissed.

ITEM 5. OTHER INFORMATION

On October 10, 2001, the Company appointed Dr. Dennis J. L. Buchman, Dr. Hector
M. Bush and Dr. Jack P. Devereux, Jr. to the Company's Board of Directors. On October 31, 2001 the Company also appointed David W. Vignes to the Company's Board of Directors. The Company's current directors also include Bartholomew F. Palmisano, Sr., Dr. John J. Sheridan, Ashton J. Ryan, Jr. and Edward J. Walters, Jr.

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

(b)      REPORTS ON FORM 8-K

         During the three months ended September 30, 2001, the Company did not file any current reports on Form 8-K.

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

                                        Orthodontic Centers of America, Inc.
                                        ------------------------------------
                                        (Registrant)



Date:  November 2, 2001                 /s/ Bartholomew F. Palmisano, Sr.
                                        ------------------------------------
                                        Bartholomew F. Palmisano, Sr.
                                        Chairman of the Board, President
                                        and Chief Executive Officer

                                        /s/ John C. Glover
                                        ------------------------------------
                                        John C. Glover
                                        Chief Financial Officer

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