Form 10-K405
period 2001-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2002-03-25
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  72-1278948
   (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                     3850 N. CAUSEWAY BOULEVARD, SUITE 1040
                            METAIRIE, LOUISIANA 70002
                                 (504) 834-4392
        (Address, including zip code, of principal executive offices and
               Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class                   Name of Each Exchange on Which Registered
         -------------------                   -----------------------------------------
Common Stock, $.01 par value per shares               New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.01 par value per shares
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant on March 21, 2002 was approximately $1.3 billion, based upon the last reported sale price per share of the Registrant's Common Stock as reported on the New York Stock Exchange on March 21, 2002. As of March 21, 2002, there were approximately 51,540,000 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 2002 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Orthodontic Centers of America, Inc. ("OCA" or the "Company") is the leading provider of integrated business services to orthodontic and pediatric dental practices. Since 1985, we have executed a retail-oriented approach to developing orthodontic and pediatric dental practices, which we believe has resulted in significant increases in productivity and profitability for our affiliated orthodontists and pediatric dentists.

As of December 31, 2001, we provided business services to 364 affiliated practices operating in 879 orthodontic and pediatric dental centers located throughout the United States and parts of Japan, Mexico, Spain and Puerto Rico, in which 608 orthodontists, pediatric dentists and general dentists ("affiliated practitioners") were practicing as of December 31, 2001. "Affiliated practices" are orthodontists or pediatric dentists and/or their professional corporations or other entities that are parties to service, consulting or similar long-term agreements with us or our subsidiaries, and their orthodontic or pediatric dental practices for which we provide business services under those agreements.

During 2001, our affiliated practices initiated treatment of approximately 200,000 patients, an increase of 24.2% from approximately 161,000 patients during 2000, representing initial new patient contract balances of $640.4 million for 2001, an increase of 29.6% from $494.1 million for 2000. As of December 31, 2001, our affiliated practitioners were treating a total of approximately 484,000 patients, an increase of 41.1% from approximately 343,000 patients at December 31, 2000.

These amounts, and similar amounts elsewhere in this Report, include, for periods and dates after November 9, 2001, 118 orthodontic and pediatric dental practices operating in 264 centers with 156 orthodontists and pediatric dentists as of December 31, 2001, which are affiliated with OrthAlliance, Inc. ("OrthAlliance"). OrthAlliance became our wholly-owned subsidiary in a merger completed on November 9, 2001. However, these amounts, and similar amounts elsewhere in this Report, do not include 38 orthodontic and pediatric dental practices operating in 125 centers with 46 orthodontists and pediatric dentists as of December 31, 2001, which are subject to service, management service and consulting agreements with OrthAlliance but are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance (the "Excluded OrthAlliance Affiliated Practices"). For additional information about this merger and litigation, see " -- Recent Acquisition" below and "Item 3. Legal Proceedings."

We provide our affiliated practices with business, operational and marketing expertise that enables them to realize significantly greater productivity, practice revenue and patient volume, while maintaining high quality orthodontic and pediatric dental care. Our services include:

      - developing and implementing aggressive marketing plans for our affiliated practices, using television, radio and print advertising and internal marketing programs to increase patient volume;

      - implementing our proprietary operating systems and innovative office designs to increase productivity;

      - integrating our proprietary, user-friendly management information systems to provide timely information and to enhance operational and accounting controls; and

      - combining our proprietary online ordering system and our bulk purchasing power to reduce orthodontic and pediatric dental supply costs.

We believe that our affiliated orthodontists have experienced significantly greater operating results than traditional orthodontists, including significantly greater patient volume, productivity and patient revenue, as reflected in the following table:

                                                        OCA AFFILIATED                    TRADITIONAL
                                                        ORTHODONTISTS (1)               ORTHODONTISTS (2)
                                                                (average amounts per orthodontist)
Annual advertising expenditures (3).............           $  75,250                         $   4,820
Total treatment fees per patient (4)(5).........           $   3,197                         $   4,216
New case starts per year (6)....................                 569                               219
Patients treated per operating day (6)..........                  76                                50
Patient fees per operating day (6)..............           $   6,018                         $   4,200


---------------------

(1)   Information for OCA affiliated orthodontists is for 2001.

(2) Information for traditional orthodontists is for 2000, and is derived from the 2001 Journal of Clinical Orthodontists Orthodontic Practice Study, a biennial study of the U.S. orthodontic industry. Information for 2001 has not been published.

(3) Includes only OCA affiliated orthodontists who advertise their services to the public.

(4)   For traditional orthodontists, this amount represents a weighted average.

(5) For OCA affiliated orthodontists, this amount represents the standard fee for a term of treatment that averages 26 months.

(6) For OCA affiliated orthodontists, this amount is based upon practices that had been affiliated with OCA for at least 12 months as of January 1, 2001.

OVERVIEW OF SERVICE AND CONSULTING AGREEMENTS

We provide a wide range of services to our affiliated practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative and business services. These services are provided under long-term agreements with affiliated orthodontists and pediatric dentists and/or their wholly-owned professional corporation or other entity, with terms that generally range from 20 to 40 years.

The specific form of agreement is based upon the dental regulatory provisions of the particular state in which an affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used.

During 2001, about 95.2% of our fee revenue was attributable to service agreements, including, for periods after November 9, 2001, OrthAlliance's service and management service agreements, and about 4.8% of our fee revenue was attributable to consulting agreements, including, for periods after November 9, 2001, OrthAlliance's consulting agreements.

OCA Service Agreements

Under OCA's general form of service agreement, we provide affiliated practices with a wide range of business services in exchange for monthly service fees based upon the result of about 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated practice. The amounts retained by an affiliated practice are based on a percentage of the operating profits of the practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice), plus, in some cases, certain hourly-based amounts. These service fees generally represent reimbursement for direct and indirect expenses that we incur in providing services to an affiliated practice (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a portion of the operating profits of the affiliated practice on a cash basis, a percentage of the affiliated practice's revenue, a fee amount dependent on the affiliated practice's revenue and expenses, and in some cases, hourly-based service fees. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice's cash operating profits (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated practice).

OCA Consulting Agreements

Under OCA's general form of consulting agreement, the types of services we provide to affiliated practices are generally similar to the services we provide under our general form of service agreement. Fees paid to us under the consulting agreements generally are a combination of, depending on the service being performed, cost-based types of fees, flat monthly fees and hourly fees.

OrthAlliance Service and Consulting Agreements

Under OrthAlliance's general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are generally similar to those provided under OCA's service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice's collections are insufficient to fund the practice's current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses. Under these service agreements, OrthAlliance generally receives service fees based on either (i) a percentage of adjusted practice revenue, which is to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis, subject, in some cases, to a minimum dollar amount of annual service fees during the first five years of the agreement, (ii) a percentage of adjusted practice revenue, which is to be earned by OrthAlliance on an accrual basis of accounting, and received on a cash basis, subject to annual adjustments based upon improvements in the affiliated practice's operating margin, and, in some cases, subject to a minimum dollar amount of annual service fees during the first five years of the agreement; or (iii) a flat monthly fee with annual fixed-dollar increases.

Under OrthAlliance's general form of consulting agreements, OrthAlliance must provide certain specified services to its affiliated practices, provide other services at the request of the practices and consult with or advise the affiliated practices with respect to other services. These services are generally similar to those provided under OCA's service agreements. Under these agreements, OrthAlliance receives a consulting fee based on one of the three fee structures described above with respect to OrthAlliance's service agreements.

Under OrthAlliance's general form of management service agreements, which are used for practices that were affiliated with New Image Orthodontic Group, Inc. ("New Image") prior to OrthAlliance's acquisition of those agreements in March 2000, OrthAlliance is to provide and remit payment for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services. These management service agreements generally provide for a service fee that varies from month to month depending on the particular practice's practice revenue and operating expenses. Service fees are calculated based on two grids set forth in the management service agreement that determine the portion of practice revenue, on a cash basis, that is to be retained by the affiliated practice. One grid determines a percentage of practice revenue, on a cash basis, to be retained by the affiliated practice based on the amount of such practice revenue during the prior calendar quarter. Pursuant to this grid, OrthAlliance's service fees generally increase if the affiliated practice's practice revenue increases and the service fees generally decrease if the affiliated practice's practice revenue decreases. The other grid determines an offsetting or additional percentage of such practice revenue to be retained by the affiliated practice, based on the practice's operating expenses during the prior calendar quarter. Pursuant to this grid, OrthAlliance's service fees generally decrease if the affiliated practice's operating expenses increase and the service fees generally increase if the affiliated practice's operating expenses decrease. The management service agreements generally provide for maximum service fees of 19.5% of the practice's practice revenue on a cash basis. A few of OrthAlliance's management service agreements provide for a fixed percentage service fee.

Fee Receivables

Most of our affiliated practices pledge to us their patient fees receivable arising from the provision of orthodontic or pediatric dental services during each month. These patient fees receivable include billed receivables, which represent amounts owed for orthodontic and pediatric dental services for which the patient has been billed, and unbilled receivables, which represent amounts owed for orthodontic and pediatric dental services for which the patient has not yet been billed. Laws governing the practice of dentistry (including orthodontics and pediatric dentistry) and the policies of state dental boards in states in which we operate generally restrict our ability to own these patient fees receivable, and require that patient fees receivable be billed and collected in the name of the affiliated practice and that, at least initially, collections from patient fees receivable belong to the practice. This would restrict our ability to sell, factor or transfer these pledged patient fees receivable.

We are generally responsible for billing and collecting these patient fees receivable, which are done in the name of the applicable affiliated practice. Once funds are collected in payment of patient fees receivable, the funds are generally deposited into a bank account that we establish and maintain. We generally have sole signatory authority over these bank accounts and the exclusive responsibility for any disbursements; however, in certain cases, the affiliated practice also has signatory power over a bank account. Our affiliated practices generally agree that they will not modify, close or withdraw any funds from these bank accounts. We generally sweep funds deposited into these accounts into our central bank account on a regular basis.

Under OCA's general form of service agreement, collections from patient fees receivable are included in determining a practice's cash operating profits for purposes of calculating amounts retained by an affiliated practice under the terms of the applicable service agreement. Generally, under these service agreements an affiliated practice retains 50% to 60% of the practice's cash operating profits (in some cases after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice) plus any hourly-based amounts retained by the affiliated practice.

RECENT ACQUISITION

On November 9, 2001, OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger whereby our newly formed subsidiary merged into OrthAlliance. OrthAlliance was formed in October 1996 and provides management and consulting services to orthodontists and pediatric dentists located throughout the United States. As of December 31, 2001, OrthAlliance was affiliated with 118 orthodontic and pediatric dental practices operating in 264 centers with 156 orthodontists and pediatric dentists (not including the Excluded OrthAlliance Affiliated Practices).

In the OrthAlliance merger, which was accounted for as a purchase, each share of OrthAlliance common stock was converted into 0.10135 shares of our common stock. We issued approximately 1.2 million shares of our common stock with a total value of $32.3 million, based on the closing market price of our common stock reported on the New York Stock Exchange on the day immediately preceding the merger. We also incurred approximately $4.2 million in merger-related expenses and assumed approximately $119.8 million of liabilities in the merger. In addition, we initiated several incentive programs under which OrthAlliance's affiliated practices could be granted shares of our common stock if, among other things, they entered into a new service agreement with us or entered into amendments to their employment agreement and their service, management service or consulting agreement with OrthAlliance.

We believe that the OrthAlliance merger is a strategically important transaction, which we believe will provide opportunities for growth in our fee revenue and increases in our operating margin. Our objective is to build sound, long-term business relationships with OrthAlliance's affiliated practices, and to increase the number of these practices that use our suite of integrated business systems and services. Since entering into a merger agreement with OrthAlliance in May 2001, we have devoted substantial resources to attempting to integrate their practices into our network of other affiliated practices. Some of OrthAlliance's affiliated practices began using part of our computer and business systems prior to the merger, under a license that we granted to OrthAlliance in October 2001. In addition, approximately 66 of OrthAlliance's affiliated practices (not including six of the Excluded OrthAlliance Affiliated Practices) agreed, in amendments to their service, management service or consulting agreements with OrthAlliance, to use our proprietary computer software and business systems in their practices. During 2002, we hope to fully implement our business systems for these practices. We also intend to continue to inform other OrthAlliance affiliated practices about the quality and benefits of our systems and services, which we hope will persuade additional practices to use a wide range of these systems and services.

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance's affiliated practices would oppose such a merger because of, among other things, disappointment with the market price of OrthAlliance's common stock (which many practices received in connection with their affiliation with OrthAlliance), unwillingness to affiliate with a competitor of OrthAlliance or perceived differences in the companies' cultures and operating strategies. Accordingly, we factored the likelihood of a number of dissident practices into our analysis of the economic merits of the merger, and into the structure of the merger agreement and merger consideration (which was based on the number of practices that entered into amendments to their employment agreements and service, management service and consulting agreements with OrthAlliance prior to the merger). Following the announcement of the merger agreement with OrthAlliance in May 2001, a number of OrthAlliance's affiliated practices did, in fact, file lawsuits against OrthAlliance and/or notify OrthAlliance that it was in default under their service, management service and consulting agreements, in response to which OrthAlliance engaged outside counsel to represent its interests. We believe that, despite these lawsuits, the OrthAlliance merger has financial merit and was a positive development for our company.

OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance. We believe that the plaintiffs' claims in these actions lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs. Based on our prior experience and discussions with some of these practices or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties' ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices (which represent 46 of the practitioners engaged in litigation with OrthAlliance and which had ceased to pay service fees to OrthAlliance as of December 31, 2001) for purposes of allocating the purchase price that we paid in the OrthAlliance merger. For additional information about these lawsuits, please see "Item 3. Legal Proceedings."

THE ORTHODONTIC AND PEDIATRIC DENTAL INDUSTRY

Orthodontic Industry Overview

Orthodontics is a branch of dentistry that specializes in the diagnosis, prevention and treatment of dental misalignment, and typically involves the use of braces or other corrective appliances. Based on data compiled by the American Association of Orthodontists and data published in the 2001 Journal of Clinical Orthodontists Orthodontic Practice Study ("2001 JCO Study"), a biennial study by the Journal of Clinical Orthodontists of the U.S. orthodontic industry, we estimate that the U.S. orthodontic industry generates approximately $10.0 billion in annual gross revenues. The average orthodontic practice generates gross revenues of approximately $713,000 per year, according to the 2001 JCO Study. Orthodontics is generally an elective procedure, with about 75% of payments for orthodontic services made directly by the patient and standard dental insurance covering about 25%. Managed care represents a small percentage of revenues generated in the orthodontic industry.

In 2000, orthodontists in the United States initiated treatment for about 2.0 million patients, according to the 2001 JCO Study. Of these patients, 80.1% were between the ages of nine and 18 and the remaining 19.9% were primarily adults between the ages of 25 and 35.

Multiple studies conducted in the orthodontic industry have concluded that many more persons could benefit from orthodontic treatment than are receiving it. Based on the findings of a study published by the U.S. Public Health Service in 2000, approximately 72 to 90 million U.S. residents, or approximately 25% to 32% of the U.S. population, could have benefited from orthodontic treatment in 2000.

According to the 2001 JCO Study, the number of orthodontists practicing in the United States has remained at about the same level since 1989. The U.S. orthodontic industry includes approximately 9,000 orthodontists and is currently highly fragmented, with about 86% of the practicing orthodontists acting as sole practitioners. According to the 2001 JCO Study, 6.3% of orthodontists practicing in the United States are affiliated with a practice management company or other management services organization.

Orthodontists must complete up to three years of postgraduate studies following completion of dental programs. Many dentists who are not orthodontists also perform certain orthodontic services. According to a study published in 1996 by the University of Michigan Department of Orthodontics and Pediatric Dentistry, approximately 76% of the dentists who responded to a survey reported that they provided some orthodontic services to their patients, and 19% of the responding dentists reported that they provided comprehensive orthodontic treatment. This study concluded that slightly less than one third of all U.S. orthodontic patients received orthodontic treatment from general dentists.

The following table provides information about the U.S. orthodontic industry for each of the years presented, based on data from the Journal of Clinical
Orthodontists:


                       1991          1992          1993          1994          1995          1996          1998        2000 *
                       ----          ----          ----          ----          ----          ----          ----        ------
Number of
practicing
orthodontists           8,760         8,856         8,958         9,060         9,098         9,115         8,934         9,058

Number of new
patient cases       1,314,000     1,416,960     1,478,070     1,540,200     1,592,150     1,640,700     1,786,800     1,983,700

Average fee per
case               $    3,221    $    3,401    $    3,447    $    3,492    $    3,649    $    3,703    $    3,904    $    4,216


----------

*     Information for 1997, 1999 and 2001 has not been published.

Traditional Orthodontic Practices

According to the 2001 JCO Study, during 2000, the average U.S. orthodontist initiated treatment of 219 patients, treated 50 patients per operating day and maintained 488 active cases, and the average U.S. orthodontic practice generated gross fees of approximately $713,000. In 2000, standard case fees in traditional orthodontic practices in the United States averaged approximately $4,150 for children and about $4,480 for adults, with a weighted average fee of $4,216. The charges for preliminary appointments, including a required down payment, averaged approximately 25% of the total fee.

The traditional U.S. orthodontic practice typically includes a sole orthodontist, who practices at a single primary location and at an average of less than one satellite office, with an average of about three orthodontic assistants and two business office personnel. At a typical orthodontic office, chairs are arranged in an open room in a somewhat circular pattern. Both the orthodontist and orthodontic assistant must complete treatment on a particular patient before treating the next patient. The traditional orthodontic office is structured so that the orthodontist rotates from one patient to another, as an orthodontic assistant completes the orthodontic work. In the traditional practice, the orthodontist manages the business aspects of the practice and typically does not use third party management services.

OCA Affiliated Orthodontic Practices

As of December 31, 2001, we provided business services to 345 orthodontic practices operating in 857 orthodontic centers located throughout the United States and parts of Japan, Mexico, Spain and Puerto Rico, in which 584 orthodontists and general dentists were practicing as of December 31, 2001 (excluding the Excluded OrthAlliance Affiliated Practices). We believe that our retail-oriented approach to developing affiliated orthodontic practices has resulted in significant increases in productivity and profitability for our affiliated orthodontists. Orthodontists who had been affiliated with us for at least three years earned pre-tax practice income of about $429,000 during 2001, which was 22.6% higher than the average pre-tax practice income of $350,000 reported in the 2001 JCO Study as earned by orthodontists in the United States during 2000.

We develop and implement marketing and advertising plans for our affiliated orthodontists, using television, radio and print advertising and internal marketing promotions. During 2001, we spent an average of approximately $75,250 on direct marketing costs and advertising per affiliated orthodontist who advertises their practice to the public, compared to approximately $66,400 in 2000. In contrast, traditional orthodontists, who rely primarily on referrals from dentists and patients, spent an average of $4,820 on marketing and advertising in 2000.

We believe our marketing and advertising strategy has allowed our affiliated orthodontists to generate significantly greater patient volume than traditional orthodontists. Each of our affiliated orthodontists who had been affiliated with us for at least one year generated an average of 569 new case starts during 2001, an increase of 5.8% from 538 average new case starts during 2000, as compared to the 2000 national average of 219 new case starts per orthodontist. During 2001, our affiliated orthodontists generated a total of approximately 200,000 new case starts, an increase of 24.2% from approximately 161,000 in 2000, representing initial new patient contract balances of $640.4 million for 2001, an increase of 29.6% from $494.1 million for 2000.

Our operating systems and office designs, along with the efficient use of an average of five orthodontic assistants per orthodontic center, have enabled our affiliated orthodontists to treat more patients per day as compared to traditional orthodontists. Our innovative office designs permit an affiliated orthodontist to treat patients without moving from room to room. Our proprietary patient scheduling system groups appointments by the type of procedure and dedicates certain days exclusively to new patients. During 2001, our affiliated orthodontists who practiced in affiliated orthodontic centers open throughout 2000 and 2001 treated an average of 76 patients per operating day, as compared to an average of 50 patients per operating day treated during 2000 by orthodontists in the United States generally.

Pediatric Dental Industry Overview

Pediatric dentistry provides both primary and comprehensive preventative and therapeutic oral health care for infants and children through adolescence, including those with special health care needs. Pediatric dentists provide primary and specialty care in offices as well as in hospital and other institutional sites and, when indicated, in conjunction with other dental and medical disciplines. There are approximately 3,600 active pediatric dentists in the United States. Pediatric dentists must complete a specialty degree program, which is typically two to three years in length. Approximately 160 students are admitted each year to pediatric dental specialty training programs in the United States.

The U.S. Bureau of the Census projects that between 1998 and 2025, the number of children under the age of 15 in the United States will increase by 8.9 million. Furthermore, the number of practicing pediatric dentists in the United States has decreased from approximately 3,900 in 1990 to approximately 3,600 in 2000. The number of spaces available in U.S. pediatric dental training programs has also decreased from approximately 200 in 1990 to 160 in 2000. Accordingly, we believe that there will be an increased demand for the services of pediatric dentists in the future.

OCA Affiliated Pediatric Dentists

As of December 31, 2001, we provided business services to 19 pediatric dental practices operating in 22 pediatric dental centers located throughout the United States, in which 24 pediatric dentists were practicing as of December 31, 2001 (excluding the Excluded OrthAlliance Affiliated Practices). Substantially all of these practices were affiliated with OrthAlliance prior to OrthAlliance becoming our wholly-owned subsidiary on November 9, 2001.

We view pediatric dentistry as complementary to orthodontics because pediatric dental practices are typically a significant referral source for new orthodontic patients. We intend to affiliate with additional pediatric dentists in the future.

OPERATING STRATEGY

We believe we add value to our affiliated practices by providing superior and innovative services that are designed to enhance productivity and increase profitability. Key elements of our operating strategy include:

Emphasizing High Quality Patient Care

We believe that affiliating with orthodontists and pediatric dentists who provide high quality patient care is a key to our success. Most of our affiliated practitioners are graduates of accredited training programs and participate in advisory committees that meet each year to perform peer review studies and to consult with our affiliated practitioners. In addition, we provide operating systems and support that we believe enhance the ability of our affiliated practitioners to provide quality patient care. Senior clinical technicians and the clinical staff receive training in procedures which enhance the level of patient service. Quality of care is monitored through on-site evaluations, patient surveys and peer review procedures administered by our affiliated practitioners.

Stimulating Demand For Orthodontic Services Through Marketing and Advertising

We develop and implement aggressive marketing plans for most of our affiliated practices, using television, radio and print advertising and internal marketing promotions. Many of OrthAlliance's affiliated practices do not advertise their services to the public. We tailor advertisements to local markets and prominently feature the names and locations of our affiliated orthodontists, as well as a 1-800-4BRACES toll-free telephone number and www.4braces.com Internet website. Calls to this toll-free number are automatically routed to an affiliated center located near the caller. To supplement this advertising program, we have implemented an internal marketing program designed to assist our affiliated practitioners in increasing patient referrals from their existing patients, staff and general dentists.

We believe these marketing activities, along with the affordable payment plans provided by most of our affiliated practices, have allowed our affiliated practices to generate significantly greater patient volume than traditional orthodontists. During 2001, each affiliated orthodontist who had been affiliated with us for at least one year generated an average of 569 new case starts, as compared to the 2000 national average of 219 new case starts per orthodontist.

Increasing Market Penetration With Competitive Patient Fees and Convenient Payment Plans

Most of our affiliated practices provide a payment plan recommended by us which consists of no down payment, equal monthly payments over the term of the treatment and a final payment at completion of the treatment. Many OrthAlliance affiliated practices require a down payment of approximately 25% of the total treatment fee. We believe that our recommended payment plan and marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for an average of 26 months, the total fees charged by our affiliated practices averaged $3,570 in 2001, a 5.7% increase from an average of $3,379 in 2000, which was below the 2000 national weighted average of $4,216 for the same term of treatment. We believe that our affiliated practices are able to charge lower fees because of the significant operating efficiencies resulting from our proprietary operating systems and innovative office designs.

Achieving Operating Efficiencies Through Proprietary Operating Systems and Innovative Office Designs

We assist our affiliated practices in implementing a variety of operating procedures and systems designed to enhance productivity and increase profitability of our affiliated practices and to achieve economies of scale, while maintaining quality patient care. These include innovative office designs which increase the number of patients the clinical staff can treat and enhance patient comfort and privacy, a proprietary scheduling system designed to increase capacity of affiliated centers, efficient use of orthodontic assistants and centralized inventory control and purchasing systems. During 2001, our affiliated orthodontists practicing in affiliated orthodontic centers open throughout 2000 and 2001 treated an average of 76 patients per operating day. In comparison, orthodontists in the United States treated an average of 50 patients per operating day in 2000.

Providing Superior Service Through Information Technology

We use advanced technology to increase the efficiency of our affiliated centers and to improve our integrated business services. Our operations are supported by our computer systems and proprietary application software, including patient scheduling, billing and collection, financial and statistical reporting, accounting, inventory control and purchasing. We continue to upgrade our computer systems in anticipation of growth in the number of affiliated practices, and in order for us to continue to provide our affiliated practices with efficient business services. We support our computer software and hardware with a full service help desk that is available to our affiliated practices from 7:00 a.m. to 7:00 p.m. Central Time on business days.

Many of our affiliated practices are now using high-speed Internet service through a digital subscriber line (or DSL), and accessing our computer systems through a passcode-protected World Wide Web interface. This allows patient records, accounting records and other data to be accessed and updated confidentially from any location, which is of particular interest to affiliated practices with multiple centers. We plan to continue to use Internet-related and other available technology to improve efficiency and reduce costs for our affiliated practices.

We have also implemented a proprietary practice financial accounting and reporting system. Our affiliated practices are connected to this system by a private computer network, through which we gather data daily so that we may more accurately project and analyze results for our affiliated practices. This system is designed to improve operating results for our affiliated practices through its financial and accounts receivable controls, convenient user interface and integrated scheduling features. We believe that this system has resulted in improved operating results for our affiliated practices. We provide affiliated practices with monthly operating data and quarterly financial statements for each affiliated practice, including management's analysis of the financial results and recommended changes to improve financial and operating performance.

We have also implemented an on-line inventory order system, which allows our affiliated practices to order supplies directly from vendors through our private computer network. The order system is designed to reduce supply costs, associated administrative costs, shipping time and storage requirements, and to improve the accuracy of orders placed and the flow of information between vendors and our affiliated practices.

GROWTH STRATEGY

Our growth strategy focuses on enabling our affiliated practices to grow and enhance their productivity, and on affiliating with additional orthodontic and pediatric dental practices in the United States and abroad. Key elements of our growth strategy include:

Enhancing Productivity and Increasing Profitability of Existing Centers

A key element of our growth strategy is to promote strong growth in comparable fee revenue for our affiliated centers. We believe that many of our affiliated centers are operating significantly below their potential capacity, which provides opportunities to increase the productivity and profitability of existing affiliated centers, while maintaining quality care. We have identified and are implementing several programs designed to enhance the productivity and increase the capacity and profitability of existing affiliated centers, including the following:

      INCREASED PATIENT TREATMENT INTERVALS. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care and without extending the patient's total term of treatment. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2001, patients in our affiliated orthodontic centers averaged 46.1 days between office visits, compared to an average of 43.6 days during 2000 and 39.3 days during 1999. This increase in patient treatment interval reduces the number of office visits during a patient's course of treatment, which permits affiliated practitioners and their staff to treat additional patients.

      USE OF GENERAL DENTISTS AS ASSISTANTS. In many states, a general dentist may perform several orthodontic procedures that may not be performed by an orthodontic assistant. By using a general dentist as an assistant, an affiliated orthodontist can prescribe certain procedures to be performed by the dentist, which permits the orthodontist to focus on other existing and new patients. These procedures are performed under the orthodontist's direction and supervision to ensure quality patient care. There are substantially more general dentists in the United States than orthodontists, providing a large pool of individuals who could perform these procedures. We believe that this program provides an attractive alternative for general dentists. As of December 31, 2001, about 5% of our affiliated practices were using general dentists to assist them in performing orthodontic procedures.

      INTERNAL MARKETING. To supplement our advertising program, we have implemented an internal marketing program designed to assist our affiliated practices in increasing patient referrals from their existing patients and staff. Our affiliated practices also seek to develop strong relationships with general dentists in their service area in order to facilitate mutual referrals of patients. New patients occasionally require general dental care before they begin orthodontic treatment, and our affiliated orthodontists may refer these patients to general dentists in their area. We track these referrals and referrals to our affiliated practices by general dentists of patients needing orthodontic or pediatric dental services.

Adding Centers and Affiliated Practitioners

Since our inception in 1985, we have grown from a small number of affiliated practices to providing business services to 364 orthodontic and pediatric dental practices operating in 879 orthodontic and pediatric dental centers in which 608 orthodontists, pediatric dentists and general dentists were practicing as of December 31, 2001 (excluding the Excluded OrthAlliance Affiliated Practices). As of December 31, 2000, we were affiliated with 241 orthodontic practices operating in 592 orthodontic centers in which 395 orthodontists and general dentists were practicing. From January 1, 1985 to December 31, 2001, we developed 329 new orthodontic and pediatric dental centers and affiliated with 634 existing orthodontic and pediatric dental centers, of which 84 have been consolidated into another center. We intend to continue to develop new orthodontic and pediatric dental centers with new and current affiliated practitioners, to affiliate with existing orthodontic and pediatric dental practices and to relocate existing practices to new facilities.

      RECRUITING. We actively market ourselves to orthodontists and pediatric dentists by targeting practicing orthodontists, pediatric dentists, military orthodontists and orthodontic and pediatric dental students, including the approximately 200 orthodontists who graduate each year from accredited United States orthodontic graduate programs. Our senior management and recruiting staff recruit orthodontists and pediatric dentists through referrals from our affiliated practitioners, attending orthodontic conventions, trade shows and association meetings, visiting orthodontic graduate schools, advertising in professional journals and our Internet website. Referrals from our affiliated practitioners have been our greatest source for recruiting additional practitioners.

We believe that orthodontic and pediatric practices choose to affiliate with us because we provide:

-     capital required to open an orthodontic and pediatric dental center;

- business and clinical systems and staffing required to operate a new center;

-     opportunities to substantially increase practice income;

-     opportunities to focus on patient care rather than administration; and

- opportunities to participate in effective marketing and advertising programs to generate referrals and new patients.

We generally focus our recruitment of orthodontists and pediatric dentists with existing practices on those who generate less than $500,000 of annual patient revenue prior to their affiliation. We believe that affiliating with existing practices of this size provides us with the opportunity to achieve higher revenue growth rates and lower affiliation costs, relative to larger practices. Existing practices that have affiliated with us have experienced increased average patient revenue and operating income following their affiliation.

      ORTHALLIANCE ACQUISITION. On November 9, 2001, we acquired all of the outstanding common stock of OrthAlliance in a stock-for-stock merger, whereby our newly-formed subsidiary merged into OrthAlliance and OrthAlliance became our wholly-owned subsidiary. As of December 31, 2001, OrthAlliance was affiliated with 118 orthodontic and pediatric dental practices operating in 264 centers with 156 orthodontists and pediatric dentists (excluding the Excluded OrthAlliance Affiliated Practices). We believe that the addition of orthodontic and pediatric dental practices affiliated with OrthAlliance will complement our existing base of affiliated practices, and enhance our position as the leading provider of integrated business services to orthodontic and pediatric dental practices. We also believe that the merger with OrthAlliance will provide the opportunity for enhanced revenue growth and increased operating margin, and enable us to leverage our computer and operating systems and other resources over a larger base of affiliated practices.

      APPLE ACQUISITIONS. On April 7, 2000, we entered into an asset purchase agreement with Apple Orthodontix, Inc. ("Apple"), whereby we acquired service agreements with 12 of Apple's affiliated practices, along with certain related equipment and other assets, in a series of separate closings. In consideration for these 12 acquired service agreements and related assets, we paid Apple a total of approximately $5.0 million in cash. In addition, we issued a total of 57,643 shares of our common stock to the practices that were parties to these 12 acquired service agreements. Our acquisition of each of these service agreements was conditioned on prior consent to the acquisition by these practices on terms that were satisfactory to us, the practice and, in certain respects, Apple.

Expanding In International Markets

We believe that there are large, untapped markets for orthodontic and pediatric dental services outside the United States and that orthodontists and pediatric dentists in other countries could benefit from our services. We intend to continue expanding our operations in Japan, Mexico, Puerto Rico and Spain and to explore opportunities to expand into Canada and other countries. Our expansion into any particular country would depend upon its regulatory environment, market demographics, advertising media and economic conditions and our ability to attract quality orthodontists and pediatric dentists and business personnel in that market. We successfully entered the Japanese market in 1998, where we were affiliated with 20 orthodontic practices operating in 34 orthodontic centers with 20 orthodontists as of December 31, 2001. We began operating in Mexico in 1999, where we were affiliated with two orthodontic practices operating in three orthodontic centers with two orthodontists as of December 31, 2001. Our first affiliation in Spain occurred in 2001 with two orthodontic practices operating in two orthodontic centers with two orthodontists as of December 31, 2001. We began operating in Puerto Rico in 1999, where we were affiliated with two orthodontic practices operating in four orthodontic centers with two orthodontists as of December 31, 2001.

ORTHODONTIC AND PEDIATRIC DENTAL CENTERS

Locations

At December 31, 2001, we provided integrated business services to 879 orthodontic and pediatric dental centers located in 44 states, Puerto Rico, Japan, Mexico and Spain (excluding the Excluded OrthAlliance Affiliated Practices). The following table provides information about the location of these centers.

            STATE / COUNTRY                NUMBER OF CENTERS
            ---------------                -----------------
            Alabama.....................            16
            Arizona.....................             6
            Arkansas....................            20
            California..................            73
            Colorado....................            20
            Connecticut.................             9
            Florida.....................            85
            Georgia.....................            71
            Hawaii......................             6
            Idaho.......................             2
            Illinois....................            22
            Indiana.....................            14
            Kansas......................             1
            Kentucky....................            12
            Louisiana...................            21
            Maine.......................             3
            Maryland....................            24
            Massachusetts...............            18
            Michigan....................            21
            Minnesota...................             9
            Mississippi.................            26
            Missouri....................            13
            Nevada......................             3
            New Hampshire...............             1
            New Jersey..................             9
            New Mexico..................             4
            New York....................            27
            North Carolina..............            20
            North Dakota................             2
            Ohio........................            30
            Oklahoma....................             5
            Oregon......................            10
            Pennsylvania................            27
            Rhode Island................             1
            South Carolina..............            23
            South Dakota................             7
            Tennessee...................            29
            Texas.......................            86
            Utah........................            20
            Virginia....................            15
            Washington..................            15
            West Virginia...............             2
            Wisconsin...................             5
            Wyoming.....................             3
            Japan.......................            34
            Mexico......................             3
            Puerto Rico.................             4
            Spain.......................             2
                                                  ----
            Total.......................           879
                                                  ====

Design

Our affiliated orthodontic and pediatric dental centers are generally located either in shopping centers or professional office buildings. Our affiliated centers generally include private treatment rooms and large patient waiting areas. This allows our affiliated centers to locate in a broader range of office space than a traditional orthodontic practice, which typically uses one large treatment area. Our affiliated centers typically include up to six treatment rooms and generally range in size from about 2,000 to 2,500 square feet, depending on the needs of the particular center.

Staffing and Scheduling

Our affiliated centers are generally open from 8:30 a.m. to 6:30 p.m. for days on which patients are scheduled and at least one Saturday each month. In markets in which there are two or more affiliated centers, an affiliated center in that market is typically fully staffed only for days on which the affiliated practitioner is scheduled to work, generally ranging from two to 20 days per month. Staff members dedicated to affiliated centers in that market, including the business personnel and the orthodontic assistants, typically rotate with the affiliated practitioner among the affiliated centers in the market. On all other days, the affiliated center is typically staffed only by a receptionist who answers the telephone and books appointments.

Our affiliated centers generally schedule patients based upon this staff rotation schedule, if applicable. Therefore, a particular affiliated center generally will have appointments available only for pre-established days each month. To promote efficiency, the affiliated centers typically group appointments for particular types of procedures together on designated days, with each affiliated center typically scheduling specified days on which new patients are treated and other days each month during which current patients are treated. This system permits use of an affiliated center by a greater number of patients each day patients are treated.

Most of our affiliated orthodontic centers generally dedicate certain days each month to seeing new patients. They schedule longer appointments for new patient days to allow for the initial consultation, preliminary procedures (including teeth impressions and x-rays) and the placing of spacers between the patient's teeth in anticipation of the application of the braces at the next appointment. If the affiliated orthodontist recommends orthodontic treatment, the patient or the patient's parent generally then signs a contract for the treatment. The grouping of new patient appointments separately from the monthly appointments for existing patients avoids inefficiencies which might be created by the longer appointments required for new patients.

Within two weeks after a patient's initial visit, a patient typically returns to an affiliated orthodontic center for application of braces and returns every four to eight weeks for adjustments to the braces. The patient typically pays any outstanding balance prior to receiving his or her chart and proceeding to a waiting room. The affiliated orthodontist then typically reviews the status of the treatment and prescribes any necessary adjustments to the braces. The patient then typically proceeds to a private treatment room, where an orthodontic assistant makes the prescribed adjustments. The patient then typically returns to the affiliated orthodontist for final examination and adjustments that must be made by an orthodontist. Before leaving an affiliated orthodontic center, the patient typically schedules his or her next appointment and receives appropriate written information or instructions regarding his or her activities during the interim period.

Payment Plan

Most of our affiliated practices provide their patients with a payment plan that we recommend, which consists of no initial down payment, equal monthly payments during the term of the treatment and a final payment at the completion of treatment. Many OrthAlliance affiliated practices, however, determine their fees based upon their assessment of local market conditions and require a down payment of approximately 25% of the total treatment fees.

In most of our affiliated practices, at the initial treatment the patient or his or her parent typically signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is generally fixed at the beginning of the case and corresponds to the anticipated number of months of treatment, which averages about 26 months. If a patient terminates the treatment prior to the completion of the treatment period, the patient is generally required to pay the balance due for all services rendered through the date of termination. Patients may generally transfer to another of our affiliated centers for the completion of their treatment, and continue to pay the remaining balance under their existing patient contract. Our allowance for uncollectible service fees as a percentage of service fees receivable was 6.2% and 6.8% as of December 31, 2001 and 2000, respectively.

Our affiliated practices have not generally accepted payment by Medicare or Medicaid for services provided. Other payment plans with lower total payments by the patient are available for patients who have insurance coverage for treatment. During 2001, approximately 17.0% of the patients treated at our affiliated centers had some form of insurance coverage, a slight decrease from 18.0% during 2000, and approximately 13.0% of the patient revenue of our affiliated practices was paid by a third party payor in 2001, as compared to 14.0% during 2000. The patient is generally responsible for any portion of the fee that is not covered by insurance.

SERVICES AND OPERATIONS

We provide a wide range of services for our affiliated practices, including marketing and advertising, management information systems, financial and statistical reporting, purchasing, billing and collections, staffing, other operational services, office leasing and financial services. Our affiliated practices maintain full control over their orthodontic and pediatric dental practices, determine which personnel, including orthodontic and dental assistants, to hire or terminate and set their own standards of practice in order to promote quality care.

Marketing and Advertising

We develop and implement marketing and advertising for most of our affiliated practices, using television, radio and print media advertising. We tailor this advertising to the particular local market, and prominently feature the names and locations of the affiliated practice. Advertising and direct marketing expenditures averaged $75,250 in 2001 per affiliated orthodontist who advertise their practice to the public, as compared to a national average of $4,820 per orthodontist for traditional practices in 2000. Many of OrthAlliance's affiliated practices do not generally advertise their services to the public.

The general public traditionally has had little information about fees prior to consultation with an orthodontist or pediatric dentist. The advertising we have produced stresses our affiliated practices' affordable payment plans and that the affiliated orthodontists are specialists in the field of orthodontics. The advertisements also emphasize the importance of utilizing a specialist for orthodontic treatment and that our affiliated centers are conveniently located and operate for extended hours and on some weekend days to accommodate working parents. The advertisements also feature the 1-800-4BRACES toll free telephone number, which routes incoming calls to a center located in the caller's area. Our affiliated practices typically receive increased inquiries from prospective patients following a broadcast of the advertisements. Accordingly, the scheduling of television and radio advertisements is coordinated to achieve optimal use of advertisement expenditures, with the level of advertising coordinated with available center capacity to achieve desired new patient levels at a particular center.

To supplement advertising of our affiliated practices, we have implemented an internal marketing program designed to assist our affiliated practices in increasing patient referrals from their existing patients and staff. Our affiliated practices also seek to develop strong relationships with general dentists in their area in order to facilitate mutual referrals of patients.

Management Information Systems

We provide most of our affiliated practices with management and financial information systems designed to improve efficiencies and provide cost savings for center operations. These systems also maintain greater uniformity in the manner in which services are provided at our affiliated centers. We use information systems which track data related to the affiliated practices' operations and financial performance. We monitor expenditures on advertising and reallocate resources between markets where advertising expenditures need to be increased or decreased. Our systems also track new patient cases for most of our affiliated practices on a daily basis so that changes in operational, advertising and marketing efforts can be made promptly to better ensure that new patient cases at the affiliated practices are within projected levels. Most of our affiliated practices send billing and collection information to us daily for processing. Many of OrthAlliance's affiliated practices are not yet using some or all of our management information systems.

We have implemented a proprietary patient accounting computer software and scheduling system. Affiliated practices are connected to this system by a private computer network, through which we gather data and generate comprehensive reports so that we may more accurately project and analyze results. This system is designed to improve operating results for our affiliated practices through its financial and accounts receivable controls, convenient user interface and integrated scheduling features.

Financial and Statistical Reporting

We generally provide our affiliated practices with monthly operating data and quarterly financial statements. With the quarterly financial statements, we provide an analysis of the financial results and recommend changes to improve financial performance. This analysis allows our affiliated practices and us to make periodic adjustments in marketing and operations.

Purchasing

By leveraging the number of orthodontic and pediatric dental practices with which we are affiliated, we are able to make bulk purchases of equipment, office furniture, inventory and supplies in order to reduce per unit costs and associated administrative expenses. We negotiate arrangements with suppliers that provide cost savings to our affiliated practices. We have also implemented an on-line inventory ordering system, which allows our affiliated practices to order supplies directly from vendors through our private computer network. The ordering system is designed to reduce supply costs, storage requirements and shipping time and improve the accuracy of orders placed and the flow of information between vendors and our affiliated practices. Our on-line inventory ordering system contains over 40,000 products from over 300 vendors. During 2001, we purchased over $14.0 million in inventory and supplies through this on-line system.

Operations

Our operations department services the operational needs of our affiliated practices. Managers within the operations department respond to various questions and requests from affiliated practices located within an assigned geographic region, including those relating to inventory, supplies, equipment and operational efficiencies. The operations department generally provides our affiliated practices and staff with periodic reports regarding their centers' performance. We maintain an incentive-based compensation program for our employees which rewards employees based upon their performance and the operating results of our affiliated practices, including increased collections and case starts and cost containment efforts.

Staffing

We generally employ all of the staff in our affiliated orthodontic and pediatric dental centers, other than the orthodontists, pediatric dentists and any general dentist assistants. Our employees generally include the center manager, front desk personnel and other center support staff, and, except where prohibited by law, the orthodontic and dental assistants. We also employ personnel in our corporate offices to provide centralized billing, operations, information systems and other support services.

Training

Our affiliated practitioners generally receive initial training regarding our operating systems at our training office in Metairie, Louisiana, to enable an affiliated practice to take advantage of the efficiencies created by our systems. We also employ training teams which travel to new centers to train the centers' clinical and business staff with respect to our operating systems on an ongoing basis. Our training department monitors the operations of new centers during the first six months of their operations. In some cases, follow-up visits by the training team are conducted as necessary following the opening of a center to maintain operating efficiencies.

Office Leasing and Construction

Our real estate department generally provides our affiliated practices a range of office leasing, construction and other commercial real estate services. Our services include locating strategically-located office space, procuring favorable leases for office space, designing and arranging for the build-out of state-of-the-art facilities, and providing on-going service and consultation on facilities management, lease renewal and remodeling.

AGREEMENTS WITH AFFILIATED PRACTICES

We provide a wide range of services to our affiliated practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative and business services. These services are provided under an agreement with an affiliated orthodontist or pediatric dentist and/or his or her wholly-owned professional corporation or other entity.

The specific form of agreement is based upon the dental regulatory provisions of the particular state in which an affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used.

OCA Service Agreements

OCA's general form of service agreement is generally between one of our subsidiaries and an affiliated practitioner and their wholly-owned professional corporation or other entity. Under these service agreements, we provide affiliated practices with a comprehensive range of business services. Our service agreements generally provide for a monthly service fee based upon the result of about 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated practice. The amounts retained by an affiliated practice are based on a percentage of the operating profits of the practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice), plus, in some cases, certain hourly-based amounts.

The terms of OCA's service agreements range from 20 to 40 years, with most terms ranging from 20 to 25 years. If a service agreement terminates prior to the end of its term due to either our or the affiliated practice's breach, the non-breaching party generally has the option of purchasing the breaching party's interest in the practice-related assets, including all equipment and improvements, for a purchase price determined under a formula provided for in the agreement. Under circumstances where, following termination, we purchase the affiliated practice's interest in the practice assets and convey them to another practice, the original practice is generally prohibited from competing with the new practice within a specified area. In addition, if termination is due to the affiliated practice's breach, the service agreement generally provides that the affiliated practice must refund us the unamortized portion of any amounts that we paid in consideration of the practice's affiliation with us, generally based on a straight-line 25 year amortization period. In some cases, an affiliated practice may terminate a service agreement without cause after a specified period of time, subject to substitution of another affiliated practitioner and an obligation not to compete within a specified area.

OCA Consulting Agreements

OCA's general form of consulting agreement is generally between one of our subsidiaries and an affiliated practitioner and their wholly-owned professional corporation or other entity. The types of services we provide to an affiliated practice under OCA's general form of consulting agreements are generally similar to the services we provide under OCA's form of service agreements. The service fees paid to us by the affiliated practice under the consulting agreements are a combination of, depending on the service being performed, "cost-based" types of fees, flat monthly fees and hourly fees. Among other differences from the service agreements, some consulting agreements have shorter terms than the service agreements, some do not give us a right to purchase the practice's interest in the practice assets following termination, no matter the reason, and some require more limited non-competition agreements from the affiliated practice after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated practitioner has ultimate control and authority over his or her practice's business management, including such matters as advertising, the hiring and termination of staff and the purchase of equipment and supplies.

OrthAlliance Agreements

      ORTHALLIANCE SERVICE AGREEMENTS. OrthAlliance's general form of service agreements are generally between OrthAlliance or one of its subsidiaries and a professional corporation or other entity that is owned by an affiliated practitioner. Under OrthAlliance's service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are generally similar to those provided under OCA's service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice's collections are insufficient to fund the practice's current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses.

Under these service agreements, OrthAlliance receives service fees that are generally based on one of the following three fee structures: (i) a designated percentage (generally about 17.0%) of the applicable practice's practice revenue, less any adjustments for uncollectible accounts, professional courtesies and other activities, contractual allowances and discounts that do not generate a fee, which is to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis, subject, in some cases, to a minimum dollar amount of annual service fees during the first five years of the agreement, (ii) a designated percentage (generally about 17.0%) of the applicable practice's practice revenue, less any adjustments for uncollectible accounts, professional courtesies and other activities, contractual allowances and discounts that do not generate a fee, which is to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis, subject to annual adjustments based upon improvements in the affiliated practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year, and, in some cases, subject to a minimum dollar amount of annual service fees during the first five years of the agreement; or (iii) a fixed dollar fee with annual fixed dollar increases for each year of the term of the service agreement.

OrthAlliance has entered into agreements with four affiliated practices (not including five of the Excluded OrthAlliance Affiliated Practices) to make the payment of service fees after the first two years contingent on various factors, including practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

The terms of OrthAlliance's service agreements are generally for 20, 25 or 40 years, subject to prior termination by either party in the event the other party materially breaches the agreement, subject to a cure period. In addition, an affiliated practice may terminate a service agreement upon the occurrence of a change of control of OrthAlliance, which does not include a transaction approved by OrthAlliance's Board of Directors. Upon the expiration or termination of the service agreement, the affiliated practice may, and in certain circumstances must, repurchase for cash, at book value, certain assets, including all equipment, and assume certain liabilities of OrthAlliance related to the affiliated practice.

Each service agreement is generally not assignable by either party thereto without the written consent of the other party; however, OrthAlliance may assign the service agreement without the affiliated practice's consent to any entity under common control with OrthAlliance. OrthAlliance and the affiliated practice indemnify each other for costs and expenses incurred by the other party that are caused directly or indirectly by, as the case may be, OrthAlliance's or the affiliated practice's intentional or negligent acts or omissions. In the case of the affiliated practice's obligation to indemnify OrthAlliance, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the service agreement.

      ORTHALLIANCE CONSULTING AGREEMENTS. OrthAlliance's general form of consulting agreements are generally between OrthAlliance or one of its subsidiaries and a professional corporation or other entity that is owned by an affiliated practitioner. Under OrthAlliance's consulting agreements, OrthAlliance must provide certain specified services to its affiliated practices, provide other services at the request of the practices and consult with or advise the affiliated practices with respect to other services. These services are generally similar to those provided under OCA's service agreements. Under these consulting agreements, OrthAlliance receives a consulting fee based on one of the three fee structures described above with respect to OrthAlliance's service agreements.

Certain provisions of OrthAlliance's consulting agreements are substantially similar to those of OrthAlliance service agreements, including those provisions relating to OrthAlliance's obligation pay and advance funds for practice expenses, assignment, indemnification, termination of the consulting agreement, repurchase of assets and assumption of liabilities by the affiliated practice upon expiration or termination.

      ORTHALLIANCE MANAGEMENT SERVICE AGREEMENTS. On March 1, 2000, OrthAlliance acquired substantially all of the assets of New Image and assumed the obligations of New Image under management service agreements with its affiliated practices. OrthAlliance's general form of management service agreements are generally between OrthAlliance or one of its subsidiaries and a professional corporation or other entity that is owned by an affiliated practitioner. Under OrthAlliance's management service agreements, OrthAlliance is to provide and remit payment for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services.

OrthAlliance's management service agreements generally provide for a service fee that varies from month to month depending on the particular practice's practice revenue and operating expenses. Service fees are calculated based on two grids set forth in the management service agreement that determine the portion of practice revenue, on a cash basis, that is to be retained by the affiliated practice. One grid determines a percentage of practice revenue, on a cash basis, to be retained by the affiliated practice based on the amount of such practice revenue during the prior calendar quarter. Pursuant to this grid, OrthAlliance's service fees generally increase if the affiliated practice's practice revenue increases and the service fees generally decrease if the affiliated practice's practice revenue decreases. The other grid determines an offsetting or additional percentage of such practice revenue to be retained by the affiliated practice, based on the practice's operating expenses during the prior calendar quarter. Pursuant to this grid, OrthAlliance's service fees generally decrease if the affiliated practice's operating expenses increase and the service fees generally increase if the affiliated practice's operating expenses decrease. The management service agreements generally provide for maximum service fees of 19.5% of the practice's practice revenue on a cash basis. A few of OrthAlliance's management service agreements provide for a fixed percentage service fee.

Certain provisions of OrthAlliance's management service agreements are substantially similar to those of OrthAlliance's service agreements, including those provisions relating to repurchase of assets and assumption of liabilities by the affiliated practice upon expiration or termination, assignment, indemnification and termination of the management service agreement, except that the agreement generally does not terminate upon a change of control of OrthAlliance. The management service agreement also generally provides that the affiliated practice will maintain the confidentiality of certain information and not compete against OrthAlliance for a specified period of years within a specified geographic area based on the location of the affiliated practices. The affiliated practice is also required to enforce the terms of its employment agreements with affiliated orthodontists, as to which OrthAlliance is to be a third party beneficiary.

      ORTHALLIANCE EMPLOYMENT AGREEMENTS. OrthAlliance's affiliated practitioners who own or become owners of an affiliated practice or who provide orthodontic or dental services through an affiliated practice for more than 10 days a month are generally required to execute an employment agreement with the affiliated practice. These employment agreements generally provide that the affiliated practitioner will perform professional services for the affiliated practice for a period of at least five years, subject to prior termination for cause by the affiliated practice, which generally means death, incapacity, willful misconduct, conviction for a felony, or chronic alcoholism or drug addiction, and by the affiliated practitioner in the event of a material breach by the affiliated practice. The terms of these employment agreements generally renew automatically for additional one-year terms unless a party provides at least one year's prior written notice of termination. At December 31, 2000, the weighted average number of years remaining in the initial term of these employment agreements was approximately three years. Approximately six of OrthAlliance's affiliated practitioners (not including nine of the Excluded OrthAlliance Affiliated Practices) may terminate their employment agreement prior to the expiration of the initial five-year term by giving at least one year's prior written notice and paying a termination fee that ranges from $300,000 to $1.0 million. The employment agreements also generally provide that, following termination or expiration of the employment agreement, the affiliated practitioner will not compete for a period of two years in the market in which the affiliated practice operates an office and will limit the methods of advertising in the area in which an affiliated practice is located.

      ORTHALLIANCE AMENDMENTS. In connection with the OrthAlliance merger, approximately 66 of OrthAlliance's affiliated practitioners entered into amendments to service, management service or consulting agreements with OrthAlliance and employment agreements with their respective professional corporation or other entity (not including six of the Excluded OrthAlliance Affiliated Practices). The amendments to the service, management service and consulting agreements provide that the affiliated practice will use our proprietary computer software and business systems in connection with the business functions of the practice, maintain the current status of the advertisement or non-advertisement, as the case may be, of the practice to the general public, unless we otherwise agree, and continue the affiliated orthodontist's or affiliated pediatric dentist's employment as an orthodontist or pediatric dentist, as applicable, for a period of at least three years following the merger and that the affiliated practitioner will guarantee the performance of his or her professional corporation under the service, management service or consulting agreement during the term of his or her employment. The amendments to the employment agreements include OrthAlliance as a third party beneficiary of the covenant not to compete, and provide for continued employment of the affiliated practitioner as an orthodontist or pediatric dentist, as applicable, for a period of at least three years following the OrthAlliance merger. In connection with these amendments, we offered certain incentives to these affiliated practitioners, through which they may be granted shares of our common stock. For additional information about those incentive programs, please see Note 9 to our Consolidated Financial Statements included elsewhere in this Report.

GOVERNMENT REGULATION

Orthodontics and pediatric dentistry are highly regulated professions. In general, regulation of healthcare companies is increasing.

Each state and country in which we operate has laws which impose professional licensing requirements on dentists and orthodontists and specifically regulate the practice of dentistry and orthodontics. The practice of dentistry is generally defined to include the practice of orthodontics under these laws. The dental practice laws of many states prohibit non-dentists (such as us) from employing dentists or orthodontists, and, in a smaller number of states, from employing dental or orthodontic assistants or hygienists. The dental practice laws of all of the states in which we operate prohibit non-dentists from engaging in the practice of dentistry or orthodontics, which in certain states is defined to include managing or operating a dental or orthodontic office, as well as the employment of dentists. A number of states limit the ability of a non-dentist to own a dental office or the equipment used in such an office, with some such states allowing ownership of a dental office or equipment by a non-dentist or non-orthodontist only if the office and equipment are leased to a dentist or orthodontist by the non-licensed entity under a bona fide lease agreement and remain under the care, custody and control of the dentist or orthodontist throughout the term of the lease. The dental practice laws of many states also prohibit dentists and orthodontists from splitting fees with non-dentists and non-orthodontists. In some states, these laws have been interpreted to prohibit dentists from paying fees to management companies that are based on a percentage of patient revenues or collections. The dental practice laws of some states also prohibit entities that are classified as dental referral services from being reimbursed by dentists on a per referral basis.

Some state dental practice laws or regulations specifically regulate agreements between dentists or orthodontists and practice management companies. In general, these laws and regulations allow dentists and orthodontist to enter into such agreements only if the practice management company does not directly or indirectly interfere with the dentist's or orthodontist's exercise of his or her independent professional judgement and if the dentist or orthodontist has control over all clinical aspects of his or her practice. Some states require that the management or service fees paid under such agreements be reasonable and not be based on the management company's referral of patients to the dentist or orthodontist.

Advertising by orthodontists and pediatric dentists is also regulated under state dental practice laws. The laws of some states prohibit advertising of orthodontic and dental services under a trade or corporate name and require that all advertisements be in the name of the practitioner. A number of states also regulate the content of advertisements of orthodontic services and the use of promotional gift items.

In addition to the state dental practice laws, the practice of orthodontics and pediatric dentistry is regulated by various state and federal laws and regulations that are applicable to health care providers and health care operations in general. A number of states have enacted anti-kickback laws that prohibit payments or other remuneration for the referral of patients to all types of licensed health care providers, including orthodontists (which are in addition to the similar prohibitions found in some state dental practice laws). In addition, federal and state laws regulate health maintenance organizations and other managed care organizations, for which orthodontists and pediatric dentists may be providers. State and federal laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the privacy regulations promulgated by the U.S. Department of Health and Human Services under HIPAA, also regulate the handling by orthodontists, pediatric dentists and other health care providers of certain confidential health care and related information concerning their patients. The HIPAA privacy regulations also regulate the handling of confidential health care and related information by certain business associates (which may include us) of such providers, to the extent that the business associate comes into contact with the information.

Based on our familiarity with the operations of our affiliated practices, we believe that our activities do not violate the dental practice laws or regulations of the states in which we operate, or other state or federal laws or regulations generally applicable to health care providers and operations, as such laws and regulations relate to our activities. We regularly monitor developments in these laws and regulations. Future changes in the interpretation of these laws and regulations, the enactment of more stringent laws and regulations or other changes in the business and regulatory environment could require us to change the structure and terms of our existing contractual relationships with our affiliated practices, how the services of our affiliated practices are marketed and advertised, or other aspects of our operations. In addition, the laws and regulations of some states and countries could restrict expansion of our operations in those jurisdictions. While we plan to structure all of our future agreements, operations and marketing in accordance with applicable laws and regulations, our arrangements could be successfully challenged and any required changes could have a material adverse effect on our operations, prospects or profitability.

The operations of our affiliated practices must also meet federal, state and local regulatory standards related to the safety and health of clinic employees and the maintenance of safe premises (in addition to laws and regulations related to the practice of dentistry and to health care providers in general). Historically, those standards have not had a material adverse effect on the operations of our affiliated practices. Based on our familiarity with the operations of our affiliated practices, we believe that our affiliated practices generally comply in all material respects with applicable federal, state and local laws and regulations relating to safety and health.

COMPETITION

The business of providing orthodontic and pediatric dental services is highly competitive in each of the markets in which our affiliated practices operate. Our affiliated practices compete with orthodontists and pediatric dentists who operate in single and multiple offices. Our affiliated practices also compete with general dentists who provide certain orthodontic services and dental treatment to children. The provision of orthodontic services by general dentists has increased in recent years. Other companies currently provide management services to orthodontic practices. Companies with similar objectives and substantially greater financial resources may enter our markets and compete with us.

EMPLOYEES

At December 31, 2001, we employed 3,497 persons, including 2,699 full-time employees and approximately 130 employees in our corporate offices. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. We do not employ our affiliated practitioners.

INSURANCE

We maintain general liability and property insurance. The cost of insurance coverage varies, and the availability of some coverage has fluctuated in recent years. While we believe, based upon our claims experience, that our current insurance coverage is adequate for our current operations, our coverage may not be sufficient for all future claims and may not continue to be available in adequate amounts or at reasonable rates. Our affiliated practices purchase and maintain their own malpractice liability insurance coverage. Many of our affiliated practices are required to use reasonable efforts to have us named as an additional insured party on their respective insurance policies.

EXECUTIVE OFFICERS

For information about our executive officers, please see "Item 10. Directors and Executive Officers of the Registrant."

ITEM 2. PROPERTIES

We generally lease an average of between 2,200 and 2,500 square feet of office space for each of our affiliated centers. The typical lease for office space is for a term of approximately five years, and generally provides for renewal options for additional years. The average rental payment is approximately $2,600 per month. As demand for orthodontic services has increased in a particular market, we generally have leased and developed new affiliated orthodontic centers in that market rather than expand its existing orthodontic centers, because the size of each affiliated orthodontic center, particularly those located in shopping malls, has been limited.

We maintain a corporate office in approximately 5,300 square feet of office space in Metairie, Louisiana under a lease which expires in October 2005. We also maintain a corporate office in Japan, in approximately 2,800 square feet of office space under a lease expiring in November 2003. We also maintain a corporate office for OrthAlliance in approximately 12,465 square feet of office space in Torrance, California under a lease which expires in May 2005. Until July 2001, we maintained a corporate office in Ponte Vedra Beach, Florida, in approximately 16,650 square feet of leased office space, of which about 2,300 square feet were leased to another tenant.

ITEM 3. LEGAL PROCEEDINGS

On October 17, 2000, we filed an action against Dr. Ronald M. Roncone in the U.S. District Court for the Southern District of California. Shortly before filing the action, we terminated Dr. Roncone's employment for cause. In our complaint, we allege that Dr. Roncone breached the terms of his employment agreement with us, and that he failed to satisfy a condition to our performance under the employment agreement by failing and refusing to affiliate his orthodontic practice with us. In the action, we seek a declaratory judgment that Dr. Roncone's failure to satisfy this condition precedent relieves us of any obligations under the employment agreement, that the termination of Dr. Roncone for cause and Dr. Roncone's failure to recruit a minimum number of affiliated orthodontists relieves us from any obligation to pay certain incentive compensation to Dr. Roncone under the employment agreement and that, if Dr. Roncone is found to be entitled to incentive compensation, it should take the form of stock options rather than shares of our common stock. We also seek repayment with interest of about $2.3 million that we loaned to Dr. Roncone, about $1.4 million that we paid to a third party lender as guarantor of a loan to Dr. Roncone and about $1.0 million that we advanced on Dr. Roncone's behalf to lease, improve and equip a training center and orthodontic office. Dr. Roncone filed a counterclaim against us on November 1, 2000, alleging that we breached the terms of the employment agreement and an alleged oral agreement or modification to the employment agreement to convert about $3.0 million in loans to Dr. Roncone to an interest-free basis and, at his option, compensation, and to waive Dr. Roncone's obligation to affiliate his practice with us. Dr. Roncone seeks an unspecified amount of money damages or shares of our common stock. During discovery in this case, Dr. Roncone's purported expert witness estimated that the amount of these damages ranged from $16.0 million to $30.0 million, plus interest, or an equivalent amount of the Company's common stock. On January 8, 2001, we filed an answer to Dr. Roncone's counterclaim, in which we generally denied his allegations. A trial in this action has been scheduled to begin in April 2002. We believe that we have meritorious claims and defenses in this action, and that Dr. Roncone's claims lack merit. We intend to pursue this matter vigorously. Litigation is, however, inherently uncertain, and we are currently unable to assure you that we will prevail in this action. We are also currently unable to assure you that, if we do not prevail, it would not have a material adverse effect on our financial condition or results of operations. Regardless of the outcome, this lawsuit could be costly and time-consuming, and could divert our management's time and attention.

On April 9, 2001, Joanne Bay filed an action in the U.S. District Court for the Eastern District of Louisiana against us and Bartholomew F. Palmisano, Sr., our Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., our Chief Operating Officer, and Dr. Gasper Lazzara, Jr., our former Chairman of the Board, in which she alleged that we and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly recognizing revenue in violation of generally accepted accounting principles and SEC disclosure requirements and by allegedly making false and misleading statements about our financial results and accounting. On May 17, 2001 and June 13, 2001, three similar actions were filed in the same court against us and the other defendants by Daowei Ma, Delmer Nimz and Warren Walton, respectively. Each of these actions purported to be filed as a class action on behalf of the plaintiff and other purchasers of shares of our common stock from April 27, 2000 through March 15, 2001. In each of these actions, the plaintiff sought unspecified compensatory damages, interest and attorneys' fees. On June 27, 2001, the court consolidated these actions into one matter. On December 18, 2001, the court entered an order naming lead plaintiffs. On February 25, 2002, the lead plaintiffs filed a consolidated amended complaint that named W. Dennis Summers, one of our directors and former Interim President and Chief Executive Officer of OrthAlliance, as an additional defendant and purported to extend the class period for the action through February 7, 2002. In the amended complaint, the lead plaintiffs alleged, in addition to the prior allegations, that we and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements about the OrthAlliance merger and the status of litigation between OrthAlliance and certain of its affiliated practices. We expect to file a motion to dismiss this action by April 11, 2002. We believe that this action lacks merit, and deny the plaintiffs' allegations. We intend to defend this action vigorously. At this time we cannot predict whether we will prevail in this action or estimate the amount of damages that we might incur. We are also currently unable to estimate any reimbursement that we may receive from insurance policies in the event we incur any damages or costs in connection with this action. Regardless of the outcome, this lawsuit could be costly and time-consuming, and could divert our management's time and attention.

Approximately 56 of OrthAlliance's affiliated practitioners and/or their professional corporations have filed actions against OrthAlliance that are currently pending in courts in a number of states (including the 46 practitioners with the Excluded OrthAlliance Affiliated Practices, which had ceased paying service fees to OrthAlliance as of December 31, 2001). The names of the practitioners who are parties to these actions, and information about when and where these cases were filed, is contained in Exhibit 99.1 to this Report. In these lawsuits, the plaintiffs have generally alleged that OrthAlliance breached their respective service, management service or consulting agreements with OrthAlliance, and that these agreements and the employment agreements between the practitioners and their professional corporations violate state laws prohibiting fee splitting and the corporate practice of dentistry. Certain of the plaintiffs have also alleged that OrthAlliance fraudulently induced the plaintiffs to enter into the service, management service or consulting agreements, that OrthAlliance breached a fiduciary duty allegedly owed to the plaintiffs and that OrthAlliance has been unjustly enriched under these agreements. The plaintiffs seek, among other things, actual or compensatory damages, an accounting of fees paid to OrthAlliance under their service, management service and consulting agreements and a recovery of amounts improperly paid, a declaratory judgement that their service, management service or consulting agreements and their employment agreements (including the covenants not to compete) are illegal or against public policy and therefore void and unenforceable, a declaratory judgment that the service, management service and consulting agreements are not assignable by OrthAlliance, rescission of those agreements, an award of attorneys fees and, in some cases, punitive damages. In one of the lawsuits, the plaintiffs also seek to revoke amendments to their respective employment agreements and service, management service or consulting agreements, which they executed in connection with the OrthAlliance merger, and to form a class of other OrthAlliance affiliated practices that entered into similar amendments in connection with the merger. The plaintiffs in this lawsuit also allege that they were wrongfully induced into signing the amendments based on misrepresentations about our business model, common stock and the benefits of being affiliated with us, and that the amendments were revocable until after the effective date of a registration statement relating to various incentive programs that we offered to OrthAlliance affiliated practices. OrthAlliance has filed counterclaims against the plaintiffs in these actions, in which OrthAlliance generally alleges that the plaintiffs have breached their service, management service and consulting agreements, that OrthAlliance detrimentally relied on the plaintiffs' statements and actions in entering into these agreements, that the plaintiffs have been unjustly enriched under these agreements and that the individual plaintiffs have tortiously interfered with OrthAlliance's contractual relations with the professional corporation plaintiffs. In these counterclaims, OrthAlliance generally seeks damages, specific performance of the agreements and attorneys fees. OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance. We believe that the plaintiffs' claims in these actions lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs. Based on our prior experience and discussions with some of these practices or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties' ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices (which represent 46 of the practitioners engaged in litigation with OrthAlliance and which had ceased to pay service fees to OrthAlliance as of December 31, 2001) for purposes of allocating the purchase price that we paid in the OrthAlliance merger. Regardless of the outcome of these lawsuits, they could be costly and time-consuming, and could divert our management's time and attention.

We and our subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of our business.

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

                                              HIGH           LOW
                                              ----           ---
          2001:
          First quarter..............       $ 31.31       $ 18.50
          Second quarter.............         32.98         16.80
          Third quarter..............         32.25         21.65
          Fourth quarter.............         32.00         22.50

          2000:

          First quarter..............       $ 20.25       $ 11.06
          Second quarter.............         27.44         15.63
          Third quarter..............         35.31         21.94
          Fourth quarter............          34.94         23.44

At March 21, 2002, the last reported sale price of our common stock was $27.43 per share, and the number of holders of record of our common stock was approximately 235.

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

During 2001, approximately 61 of our affiliated practitioners elected to participate in our Doctors Trust program, whereby, subject to a right to rescind the arrangement within two years following their election to participate in the program, each of these practitioners agreed to purchase 2,550 shares of our common stock over a period of 12 years by paying $4,000 per year for ten years following the two year rescission period. These transactions were conducted without registration under the Securities Act of 1933 on a non-public basis with a limited number of individuals who had an existing relationship with us, in reliance on an exemption from such registration in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

In the table below, we provide you with our selected financial and operating data. We have prepared the statement of income and balance sheet data using our consolidated financial statements for the five years ended December 31, 2001. When you read this selected financial and operating data, it is important that you read along with it the historical financial statements and related notes included elsewhere in this Report, as well as the section of this Report captioned "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                         2001 (1)         2000               1999          1998         1997
                                                        ---------      ---------          ---------      --------     --------
                                                                  (in thousands, except percentage and per share data)
STATEMENT OF INCOME DATA:
Fee revenue ........................................    $ 350,954      $ 268,836          $ 226,290      $171,298     $117,326
Direct expenses:
Employee costs .....................................      101,105         78,051             61,224        46,878       33,429
Orthodontic supplies ...............................       29,366         21,274             17,136        13,287        8,789
Rent ...............................................       30,868         23,973             18,624        14,128       10,299
Marketing and advertising ..........................       26,453         22,001             16,874        15,491        9,855
                                                        ---------      ---------          ---------      --------     --------
Total direct expenses ..............................      187,792        145,299            113,858        89,784       62,372
General and administrative .........................       39,372         28,360             23,270        18,104       13,356
Depreciation and amortization ......................       19,825         15,175             12,238         9,124        5,640
                                                        ---------      ---------          ---------      --------     --------
Operating profit ...................................      103,965         80,002             76,924        54,286       35,958
Interest (expense) income, net .....................       (5,702)        (3,731)            (2,204)          280        1,143
Non-controlling interest in subsidiary (2) .........          (56)            --                 --            --           --
                                                        ---------      ---------          ---------      --------     --------
Income before income taxes .........................       98,207         76,271             74,720        54,566       37,101
Provision for income taxes .........................       37,073         28,549             28,206        20,753       14,469
                                                        ---------      ---------          ---------      --------     --------
Income before cumulative effect of changes in
   accounting principles ...........................       61,134         47,722             46,514        33,813       22,632
Cumulative effect of changes in accounting
    principles, net of income tax benefit (3)(4) ...           --        (50,576)              (678)           --           --
                                                        ---------      ---------          ---------      --------     --------

Net income (loss) ..................................    $  61,134      $  (2,854)         $  45,836      $ 33,813     $ 22,632
                                                        =========      ==========         =========      ========     ========

Net income per share before cumulative effect of
    changes in accounting principles (5) ...........    $    1.21      $    0.96          $    0.96      $   0.70     $   0.50

Cumulative effect of changes in accounting
    principles, net of income tax benefit, per
    share (3)(4)  ..................................           --          (1.02)             (0.02)           --           --
                                                        ---------      ----------         ----------     --------     --------

Net income (loss) per share (5) ....................    $    1.21      $   (0.06)         $    0.94      $   0.70     $   0.50
                                                        =========      ==========         =========      ========     ========

Weighted average shares outstanding (5) ............       50,438         49,845             48,643        48,502       45,414
Pro forma net income for change in accounting
   principle adopted effective January 1, 2000
   (4)(6)...........................................          N/A            N/A          $  32,326      $ 22,276     $ 12,013
Pro forma net income per share for change in
accounting principle adopted effective
January 1, 2000 (4)(6) .............................          N/A            N/A          $    0.66      $   0.46     $   0.26

OPERATING DATA:
Number of affiliated centers (7)(8) ................          879            592                537           469          360
Comparable center fee revenue growth (9) ...........         22.1%          22.6%(10)          20.1%         19.2%        20.0%
Total case starts (8) ..............................      200,281        160,639            126,307        95,377       70,611


                                                                                          AS OF DECEMBER 31,
                                                          ------------------------------------------------------------------------
BALANCE SHEET DATA: ..............................          2001            2000            1999            1998            1997
                                                          --------        --------        --------        --------        --------
                                                                                       (in thousands)
Working capital ..................................        $ 51,947        $ 39,573        $102,276        $ 59,634        $ 68,243
Total assets (11) ................................        $580,466        $367,947        $362,816        $292,472        $224,805
Total debt, net of current portion (12)...........        $130,564        $ 58,575        $ 52,773        $ 22,659        $  6,492
Total equity .....................................        $389,452        $287,196        $278,527        $231,159        $190,740

------------------------


(1) Amounts for 2001 include operating results of OrthAlliance subsequent to November 9, 2001, the date that our newly-formed subsidiary merged with and into OrthAlliance, but do not include any operating results for the Excluded OrthAlliance Affiliated Practices, which are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance. See "Item 1. Business - Recent Acquisition" and "Item 3. Legal Proceedings" for additional information about this merger and the Excluded OrthAlliance Affiliated Practices.

(2) In the first quarter of 2001, we finalized an arrangement with our affiliated practitioners in Japan, whereby the affiliated practitioners acquired a 16% ownership interest in our Japanese subsidiary.

(3) See Note 2 to our Consolidated Financial Statements included elsewhere in this Report for information regarding the cumulative effect of a change in accounting principle effective January 1, 1999 related to Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(4) See Note 2 to our Consolidated Financial Statements included elsewhere in this Report for information regarding the cumulative effect of a change in accounting principle effective January 1, 2000 related to revenue recognition and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

(5) These amounts represent the full dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. See Note 9 to our Consolidated Financial Statements included elsewhere in this Report.

(6) Pro forma amounts were calculated assuming our change in revenue recognition effective January 1, 2000 pursuant to SAB 101 had been in effect for all periods presented.

(7)   These amounts are presented as of the end of the period.

(8) Amounts for 2001 do not include the Excluded OrthAlliance Affiliated Practices.

(9) These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us throughout each of the two periods being compared. There were 73 of these comparable affiliated centers in 1997, 227 in 1998, 332 in 1999, 469 in 2000, and 532 in 2001. The amount of that growth has been significantly affected by the number of newly-opened affiliated centers included in the computation, because newly-opened affiliated centers have experienced significant growth during their first 26 months of operations. The average term of an orthodontic patient contract is about 26 months. Our affiliated centers have typically reached maturity as patients are added during the first 26 months of operations.

(10) This amount represents the growth in fee revenue in 2000 for affiliated centers open throughout 1999 and 2000, compared to pro forma fee revenue for these centers in 1999, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue Recognition."

(11) To conform to the balance sheet presentation as of December 31, 2001 and 2000, amounts reported as of December 31, 1997, 1998 and 1999 as patient prepayments (previously reported as a liability) have been reclassified as a reduction of service fees receivable.

(12)  Includes notes payable to affiliated practices, excluding current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. This discussion and other sections of this Report contain some forward-looking statements about our financial condition, results of operations, business and prospects. These statements appear in several sections of this Report and generally include any of the words "believe," "expect," "anticipate," "intend," "estimate," "should," "will," "plan" or similar expressions.

These forward-looking statements include, without limitation, statements regarding our future growth, projected or anticipated benefits from the OrthAlliance merger, development and affiliation of new orthodontic and pediatric dental centers, affiliation with additional orthodontic and pediatric dental practices, relocation of existing centers, international expansion, use of technology and improved efficiency and costs, new case starts, national advertising and branding, legal proceedings, deferred tax assets, advancement of funds to affiliated practitioners, continued leasing of affiliated center facilities, complimentary services, liquidity and capital resources, funding of our expansion, operations and capital expenditures, payment or nonpayment of dividends, market for orthodontic and pediatric dental services, capacity of our affiliated centers, general dentists as orthodontic assistants and compliance with laws.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, many of which are unpredictable and not within our control. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements because of a variety of risks and uncertainties, including general economic and business conditions, our expectations and estimates concerning future financial performance, financing plans and the impact of competition, anticipated trends in our business, existing and future regulations affecting our business, and other risk factors described in "-- Risk Factors" below, in our other filings with the Securities and Exchange Commission and in our public announcements.

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

GENERAL

Our business was established in 1985. At December 31, 2001, we provided business services to 364 orthodontic and pediatric dental practices operating in 879 orthodontic and pediatric dental centers in which 608 orthodontists, pediatric dentists and general dentists were practicing as of December 31, 2001. The following table provides information about these affiliated centers. These amounts do not include the Excluded OrthAlliance Affiliated Practices, which are 38 orthodontic and pediatric dental practices operating in 125 centers with 46 orthodontists and pediatric dentists as of December 31, 2001, which are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

                                                                            Year Ended December 31,
                                                          ----------------------------------------------------------
                                                          1997           1998         1999        2000      2001 (1)
                                                          ----           ----         ----        ----      --------
Number of centers at beginning of period...........       247             360           469         537         592
Number of centers developed during period..........        58              54            36          18          28
Number of centers acquired during period...........        78              66            32          45         268
Number of centers consolidated during period.......       (23)            (11)           --          (8)         (9)
                                                          ---             ---           ---         ---         ---
Number of centers at end of period.................       360             469           537         592         879
                                                          ===             ===           ===         ===         ===

Of these 879 affiliated centers at December 31, 2001, 329 were developed by us and 634 were existing centers whose assets we acquired, of which 84 were consolidated into another orthodontic center. Of the 634 acquired centers, 264 were acquired in connection with OrthAlliance becoming our wholly-owned subsidiary on November 9, 2001. We expect that future growth in the number of our affiliated centers will come from both developing centers with existing and newly recruited orthodontists and pediatric dentists and acquiring the assets of, and affiliating with, existing orthodontic and pediatric dental practices.

Generally, when we develop a new center, all patients treated at the center are new patients and, in the first several months after commencing operations, the center is open only for a limited number of days each month as new patients are added. Our affiliated centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After approximately 26 months of operations, a center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At that point, a center can increase the number of patients treated by improving the efficiency of its clinical staff, increasing patient treatment intervals and adding operating days or practitioners. Our affiliated centers may also increase revenue by implementing periodic price increases. Established practices with which we have affiliated have typically increased their revenue by applying our operating strategies and systems, including increased advertising and efficient patient scheduling.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We provide integrated business services to orthodontic and pediatric dental practices, and our consolidated financial statements include service fees earned under our service and consulting agreements and the expenses of providing these services. We do not consolidate the patient revenue and other operations and accounts of our affiliated practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations, and require management's most difficult subjective or complex judgments due to the sensitivity of the methods, assumptions and estimates used in preparing our consolidated financial statements.

      - In acquiring the non-professional assets of an orthodontic or pediatric dental practice, and entering into a service or consulting agreement with the practice, we allocate a portion of the consideration paid to the practice in connection with that transaction to an intangible asset, which represents the costs of obtaining the service or consulting agreement. The intangible assets are being amortized on a straight-line basis over the lives of the Service Agreement (up to 25 years). On a regular basis, we evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of these intangible assets may no longer be recoverable. The evaluation of the carrying amount of the intangible assets in relation to estimates of future undiscounted cash flows are based on management's judgments and assumptions. Future events may affect management's judgments and assumptions related to these undiscounted cash flows. Any impairment charge recorded will be based on the discounted cash flows method.

      - We provide allowances for uncollectible amounts based on an estimate of the unrealizable portion of service fees receivables. We base that estimate on an aging of service fees receivable. If circumstances change resulting in an affiliated practice's inability to make required payments, additional allowances may be required.

      - At December 31, 2001, we had approximately $61.1 million in deferred tax assets and have provided no valuation allowance related to these deferred tax amounts. We believe that the deferred tax assets are realizable through carry-backs and future reversals of existing taxable temporary differences. In the event that we determine that the deferred tax assets would likely not be realized, a valuation allowance would be required and charged to income when such determination is made.

      - In connection with our acquisition of OrthAlliance on November 9, 2001, we allocated a portion of the purchase price paid in connection with the merger among OrthAlliance's assets, including its service, management service and consulting agreements. This purchase price allocation required that we make certain estimates and assumptions in assigning values to OrthAlliance's assets and liabilities. We did not allocate any of the purchase price to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices. The allocation reflected in the consolidated financial statements included elsewhere in this Report is preliminary and the estimated values may change as more facts become known.

      - We recorded at December 31, 2001, an amount of $71.8 million of goodwill related to the OrthAlliance merger. Goodwill is carried at cost and is not amortized, but instead will be tested for impairment by applying a fair value concept in accordance with Statement of Financial Accounting Standards No. 142. The evaluation of the impairment loss requires management to make estimates and assumptions. Adverse changes to our operations in connection with OrthAlliance could result in impairment losses in the future.

      - Under our revenue recognition policy, which is described below, we must make certain estimates, including amounts to be retained by our affiliated practices.

For further discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included elsewhere in this Report, primarily related to revenue recognition and stock compensation arrangements.

REVENUE RECOGNITION

Effective January 1, 2000, we changed our fee revenue recognition pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

We recognize fee revenue based on a straight-line allocation of patient contract revenue over the terms of the patient contracts (which, for orthodontic patients, average about 26 months), minus the portion of that straight-line allocation retained or to be retained by our affiliated practices. Amounts retained or to be retained by an affiliated practice equal the practice's proportionate share of the portion of that straight-line allocation of patient contract revenue that is collected during the relevant period, and the patient receivables that represent the uncollected portion of that straight-line allocation of patient contract revenue. Amounts retained or to be retained are reduced by any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that we have incurred but for which we have not been reimbursed by the practice; however, these unreimbursed expenses reduce amounts retained by an affiliated practice only up to the amounts that would otherwise be retained by the practice. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the practice in subsequent periods. For OCA's general form of service and consulting agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice operating profit), the amounts retained or to be retained by an affiliated practice are estimated using the percentage of practice operating profits that may be retained by the practice under the service or consulting agreement. For OrthAlliance's service, management service and consulting agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice revenue and reimbursement of practice related expenses), amounts retained or to be retained by an affiliated practice are estimated using the percentage of practice revenue that may be retained by the practice under the terms of the service, management or consulting agreement, minus the estimated amount of practice related expenses for which OrthAlliance may be reimbursed under that agreement.

Many of OrthAlliance's affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. This results in us receiving cash in advance of incurring certain practice related expenses and recognizing certain service fees as fee revenue, which are deferred and recorded as service fee prepayments. Service fee prepayments represent cash received in excess of service fees that have been recognized as fee revenue, less an estimate of the portion of that cash that the applicable affiliated practice is to retain and practice related expenses that have not yet been incurred.

The cumulative effect of this change in accounting principle was $50.6 million, net of income tax, which is reflected in our results of operations for 2000. The cumulative effect of the change was also reflected in a reduction in service fees receivable, net of allowance for uncollectible amounts, to $35.4 million as of December 31, 2000 from $87.6 million as of December 31, 1999. The pro forma net income amounts presented in "Item 6. Selected Financial and Operating Data" and in our consolidated statement of operations were calculated assuming that the change in accounting principle pursuant to SAB 101 was effective throughout all periods presented.

For periods prior to January 1, 2000, we recognized fee revenue consistent with the proportion of services that we provide our affiliated practices during the term of a patient's course of treatment and the terms of OCA's general form of service agreements with affiliated practices. We estimate that, on average, at least 24% of the services we and our employees, including orthodontic assistants and other center staff, provide our affiliated practices, such as staffing, supplies and inventory, computer and management information systems, scheduling, billing and accounting services, relate to the first month of the term of our affiliated practices' patient contracts. OCA's general form of service agreements generally provides for monthly service fees based upon the result of approximately 24% of each new patient contract balance during the first month of the term of the patient contract, plus the balance of the patient contract balance allocated equally over the remaining term of the patient contract, minus amounts retained by the affiliated practice. The amounts retained by an affiliated practice are based on a percentage of the operating profit of the practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice), plus, in some cases, certain hourly-based amounts. Amounts retained by an affiliated practice that operates a newly developed orthodontic center are typically reduced by operating losses on a cash basis because of start-up expenses. For periods prior to January 1, 2000, we recognized fee revenue attributable to an affiliated practice's share of these operating losses in the period during which the operating losses were incurred, with such fee revenue totaling about $4.0 million during 1999.

EXPENSES

Operating expenses of our affiliated centers are our expenses and are recognized as incurred. Employee costs consist of wages, salaries and benefits paid to all of our employees, including orthodontic assistants, business staff and management personnel. General and administrative expenses consist of, among other things, provision for losses on service fees receivable, professional fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, printing expense and shipping expense.

BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger whereby our newly formed subsidiary merged into OrthAlliance. OrthAlliance was formed in October 1996 and provides management and consulting services to orthodontists and pediatric dentists located throughout the United States. As of December 31, 2001, OrthAlliance was affiliated with 118 orthodontic and pediatric dental practices operating in 264 centers with 156 orthodontists and pediatric dentists (not including the Excluded OrthAlliance Affiliated Practices).

The OrthAlliance merger was accounted for using the purchase method of accounting and the results of operations of OrthAlliance subsequent to November 9, 2001 have been included in our consolidated financial statements for 2001. However, our consolidated financial statements for 2001 do not include any results of operations associated with the Excluded OrthAlliance Affiliated Practices, which are 38 orthodontic and pediatric dental practices operating in 125 centers with 46 orthodontists and pediatric dentists as of December 31, 2001, that are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

In the OrthAlliance merger, each share of OrthAlliance common stock was converted into 0.10135 shares of our common stock. We issued approximately 1.2 million shares of our common stock with a total value of $32.3 million, based on the closing market price of our common stock reported on the New York Stock Exchange on the day immediately preceding the merger. We also incurred approximately $4.2 million in merger-related expenses and assumed approximately $119.8 million of liabilities in the merger. In addition, we initiated several incentive programs under which OrthAlliance's affiliated practices could be granted shares of our common stock if, among other things, they entered into a new service agreement with us or entered into amendments to their employment agreement and their service, management service or consulting agreement with OrthAlliance.

We believe that the OrthAlliance merger is a strategically important transaction, which we believe will provide opportunities for growth in our fee revenue and increases in our operating margin. Our objective is to build sound, long-term business relationships with OrthAlliance's affiliated practices, and to increase the number of these practices that use our suite of integrated business systems and services. Since entering into a merger agreement with OrthAlliance in May 2001, we have devoted substantial resources to attempting to integrate their practices into our network of other affiliated practices. Some of OrthAlliance's affiliated practices began using part of our computer and business systems prior to the merger, under a license that we granted to OrthAlliance in October 2001. In addition, approximately 66 of OrthAlliance's affiliated practices (not including six of the Excluded OrthAlliance Affiliated Practices) agreed, in amendments to their service, management service or consulting agreements with

OrthAlliance, to use our proprietary computer software and business systems in their practices. During 2002, we hope to fully implement our business systems for these practices. We also intend to continue to inform other OrthAlliance affiliated practices about the quality and benefits of our systems and services, which we hope will persuade additional practices to use a wide range of these systems and services.

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance's affiliated practices would oppose such a merger because of, among other things, disappointment with the market price of OrthAlliance's common stock (which many practices received in connection with their affiliation with OrthAlliance), unwillingness to affiliate with a competitor of OrthAlliance or perceived differences in the companies' cultures and operating strategies. Accordingly, we factored the likelihood of a number of dissident practices into our analysis of the economic merits of the merger, and into the structure of the merger agreement and merger consideration (which was based on the number of practices that entered into amendments to their employment agreements and service, management service and consulting agreements with OrthAlliance prior to the merger). Following the announcement of the merger agreement with OrthAlliance in May 2001, a number of OrthAlliance's affiliated practices did, in fact, file lawsuits against OrthAlliance and/or notify OrthAlliance that it was in default under their service, management service and consulting agreements, in response to which OrthAlliance engaged outside counsel to represent its interests. We believe that, despite these lawsuits, the OrthAlliance merger has financial merit and was a positive development for our company.

OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance. We believe that the plaintiffs' claims in these actions lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs. Based on our prior experience and discussions with some of these practices or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties' ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices (which represent 46 of the practitioners engaged in litigation with OrthAlliance and which had ceased to pay service fees to OrthAlliance as of December 31, 2001) for purposes of allocating the purchase price that we paid in the OrthAlliance merger. For additional information about these lawsuits, please see "Item 3. Legal Proceedings."

OVERVIEW OF SERVICE AND CONSULTING AGREEMENTS

We provide a wide range of services to our affiliated practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative and business services. These services are provided under long-term agreements with affiliated orthodontists and pediatric dentists and/or their wholly-owned professional corporation or other entity, with terms that generally range from 20 to 40 years.

The specific form of agreement is based upon the dental regulatory provisions of the particular state in which an affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used.

During 2001, about 95.2% of our fee revenue was attributable to service agreements, including, for periods after November 9, 2001, OrthAlliance's service and management service agreements, and about 4.8% of our fee revenue was attributable to consulting agreements, including, for periods after November 9, 2001, OrthAlliance's consulting agreements.

OCA Service Agreements

Under OCA's general form of service agreement, we provide affiliated practices with a wide range of business services in exchange for monthly service fees based upon the result of about 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated practice. The amounts retained by an affiliated practice are based on a percentage of the operating profits of the practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice), plus, in some cases, certain hourly-based amounts. These service fees generally represent reimbursement for direct and indirect expenses that we incur in providing services to an affiliated practice (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a portion of the operating profits of the affiliated practice on a cash basis, a percentage of the affiliated practice's revenue, a fee amount dependent on the affiliated practice's revenue and expenses, and in some cases, hourly-based service fees. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice's cash operating profits (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated practice).

OCA Consulting Agreements

Under OCA's general form of consulting agreement, the types of services we provide to affiliated practices are generally similar to the services we provide under our general form of service agreement. Fees paid to us under the consulting agreements generally are a combination of, depending on the service being performed, cost-based types of fees, flat monthly fees and hourly fees.

OrthAlliance Service and Consulting Agreements

Under OrthAlliance's general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are generally similar to those provided under OCA's service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice's collections are insufficient to fund the practice's current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses. Under these service agreements, OrthAlliance generally receives service fees based on either (i) a percentage of adjusted practice revenue (generally about 17%), which is to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis, subject, in some cases, to a minimum dollar amount of annual service fees during the first five years of the agreement, (ii) a percentage of adjusted practice revenue (generally about 17%), which is to be earned by OrthAlliance on an accrual basis of accounting, and received on a cash basis, subject to annual adjustments based upon improvements in the affiliated practice's operating margin, and, in some cases, subject to a minimum dollar amount of annual service fees during the first five years of the agreement; or
(iii) a flat monthly fee with annual fixed-dollar increases.

Under OrthAlliance's general form of consulting agreements, OrthAlliance must provide certain specified services to its affiliated practices, provide other services at the request of the practices and consult with or advise the affiliated practices with respect to other services. These services are generally similar to those provided under OCA's service agreements. Under these agreements, OrthAlliance receives a consulting fee based on one of the three fee structures described above with respect to OrthAlliance's service agreements.

Under OrthAlliance's general form of management service agreements, which are used for practices that were affiliated with New Image prior to OrthAlliance's acquisition of those agreements in March 2000, OrthAlliance is to provide and remit payment for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services. These management service agreements generally provide for a service fee that varies from month to month depending on the particular practice's practice revenue and operating expenses. Service fees are calculated based on two grids set forth in the management service agreement that determine the portion of practice revenue, on a cash basis, that is to be retained by the affiliated practice. One grid determines a percentage of practice revenue, on a cash basis, to be retained by the affiliated practice based on the amount of such practice revenue during the prior calendar quarter. Pursuant to this grid, OrthAlliance's service fees generally increase if the affiliated practice's practice revenue increases and the service fees generally decrease if the affiliated practice's practice revenue decreases. The other grid determines an offsetting or additional percentage of such practice revenue to be retained by the affiliated practice, based on the practice's operating expenses during the prior calendar quarter. Pursuant to this grid,

OrthAlliance's service fees generally decrease if the affiliated practice's operating expenses increase and the service fees generally increase if the affiliated practice's operating expenses decrease. The management service agreements generally provide for maximum service fees of 19.5% of the practice's practice revenue on a cash basis. A few of OrthAlliance's management service agreements provide for a fixed percentage service fee.

Fee Revenue Attributable to Service and Consulting Agreements

During 2001, fee revenue that was attributable to service agreements totaled $334.1 million, or 95.2% of fee revenue, including, for periods after November 9, 2001, OrthAlliance's service and management service agreements, and fee revenue that was attributable to consulting agreements totaled $16.9 million, or 4.8% of fee revenue, including, for periods after November 9, 2001, OrthAlliance's consulting agreements. During 2000, fee revenue that was attributable to service agreements totaled $256.7 million, or 95.5% of fee revenue, and fee revenue that was attributable to consulting agreements totaled $12.1 million, or 4.5% of fee revenue. During 1999, fee revenue that was attributable to service agreements totaled 95.7% of fee revenue, and fee revenue that was attributable to consulting agreements totaled 4.3% of fee revenue.

During 2001, our operating margin, or operating profit as a percentage of fee revenue, for fee revenue attributable to service agreements was 29.8%, including, for periods after November 9, 2001, OrthAlliance's service and management service agreements, and our operating margin for fee revenue attributable to consulting agreements was 25.7%, including, for periods after November 9, 2001, OrthAlliance's consulting agreements. The decrease in operating margin from consulting agreements during 2001 was primarily due to increased marketing and advertising expense during 2001. During 2000, our operating margin for fee revenue attributable to service agreements was comparable to that for fee revenue attributable to consulting agreements, with an operating margin for fee revenue attributable to service agreements of 29.8% and an operating margin for fee revenue attributable to consulting agreements of 29.3%. During 1999, our operating margin for fee revenue attributable to service agreements was 34.3% and our operating margin for fee revenue attributable to consulting agreements was 26.6%, due to the addition of new orthodontic centers affiliated under consulting agreements that were not operating at full capacity. The change in operating margin from 1999 to 2000 was primarily due to the effect on fee revenue for 2000 from our change in fee revenue recognition policy effective January 1, 2000. See "--Results of Operations" below.

SEASONALITY

Our affiliated practices have experienced their highest volume of new cases in the summer and other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist or pediatric dentist to commence treatment. Consequently, our affiliated practices have experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, our affiliated practices have experienced reduced volume and fourth quarter revenue for our affiliated practices has been generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional practices.

EMERGING ISSUES TASK FORCE ISSUE NO. 97-2

We do not have a controlling financial interest in our affiliated practices. In accordance with guidance in Emerging Issues Task Force Issue No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated practices within our financial statements.

RESULTS OF OPERATIONS

The following table provides information about the percentage of fee revenue represented by some of the items in our consolidated statements of income. Information for 2000 and 2001 includes the effect of the change in revenue recognition we adopted effective January 1, 2000.

                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                         2001           2000            1999
                                                        ------         ------          ------
      Fee revenue ..............................         100.0%         100.0%          100.0%
      Direct expenses:
         Employee costs ........................          28.8           29.0            27.1
         Orthodontic supplies ..................           8.4            7.9             7.6
         Rent ..................................           8.8            8.9             8.2
         Marketing and advertising .............           7.5            8.2             7.5
                                                        ------         ------          ------
           Total direct expenses ...............          53.5           54.0            50.4
      General and administrative ...............          11.2           10.6            10.3
      Depreciation and amortization ............           5.7            5.6             5.4
                                                        ------         ------          ------
      Operating profit .........................          29.6           29.8            33.9
      Interest (income) expense ................           1.6            1.4             1.0
                                                        ------         ------          ------
      Income before income taxes ...............          28.0           28.4            32.9
      Provision for income taxes ...............          10.6           10.6            12.5
                                                        ------         ------          ------
      Income before cumulative effect of changes
        in accounting principles ...............          17.4           17.8            20.4
                                                        ------         ------          ------
      Cumulative effect of changes in accounting
        principles, net of income tax benefit ..            --          (18.8)           (0.2)
                                                        ------         ------          ------
      Net income (loss) ........................          17.4%          (1.0)%          20.2%
                                                        ======         ======          ======

2001 Compared To 2000

      OVERVIEW. Our net income was $61.1 million in 2001, compared to a net loss of $2.9 million for 2000, primarily due to significant increase in fee revenue during 2001 and the cumulative effect of a change in accounting principle in 2000 of $50.6 million, net of an income tax benefit, with respect to our change in revenue recognition effective January 1, 2000 pursuant to SAB 101. During 2001, our operating margin (or operating profits as a percentage of fee revenue) slightly decreased to 29.6% from 29.8% for 2000. Our fee revenue increased 30.5% to $351.0 million during 2001, from $268.8 million for 2000. Our direct expenses increased 29.2% to $187.8 million during 2001, from $145.3 million for 2000. As a percentage of fee revenue, our direct expenses slightly decreased to 53.5% during 2001 from 54.0% for 2000.

      FEE REVENUE. Fee revenue increased $82.1 million, or 30.5%, to $351.0 million for 2001 from $268.8 million for 2000. We attribute $54.2 million of this increase to the growth in fee revenue of centers open throughout both periods and to the contribution to fee revenue after November 9, 2001 from practices affiliated with OrthAlliance, and $27.9 million of this increase to centers opened since January 1, 2000. We recognized revenue of $23.9 million during 2001 and $57.3 million during 2000 that was included in the cumulative effect of changes in accounting principles during 2000. The increase in fee revenue during 2001, as compared to 2000, was also due to an increase in the number of patients being treated by our affiliated practices and an increase in the average amount of fees that patients were charged for treatment. During 2001, our affiliated practices initiated treatment of about 200,000 patients, an increase of 24.2% from about 161,000 patients during 2000, representing initial new patient contract balances of $640.4 million for 2001, an increase of 29.6% from $494.1 million for 2000. At December 31, 2001, our affiliated practices had a total of about 484,000 patient contracts, compared to about 343,000 patient contracts at December 31, 2000. These amounts exclude the Excluded OrthAlliance Affiliated Practices.

      EMPLOYEE COSTS. Employee costs increased $23.0 million, or 29.4%, to $101.1 million for 2001 from $78.1 million for 2000. As a percentage of fee revenue, employee costs decreased to 28.8% for 2001 from 29.0% for 2000. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2001, patients in our affiliated orthodontic centers averaged 45.9 days between office visits, compared to an average of 43.6 days during 2000. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

      ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $8.2 million, or 38.7%, to $29.4 million for 2001 from $21.2 million for 2000. As a percentage of fee revenue, orthodontic supplies expense increased to 8.4% for 2001 from 7.9% for 2000. This increase was primarily due to increases, for the first time in about three years, in prices charged for orthodontic supplies by certain of our vendors.

      RENT. Rent expense increased $6.9 million, or 28.8%, to $30.9 million for 2001 from $24.0 million for 2000. This increase was primarily due to centers acquired, affiliated, opened or relocated after 2000. As a percentage of fee revenue, rent expense slightly decreased to 8.8% for 2001 from 8.9% for 2000. This decrease was due, in part, to the fact that we maintained a corporate office in leased office space located in Ponte Vedra Beach, Florida for only a portion of 2001, as compared to all of 2000.

      MARKETING AND ADVERTISING. Marketing and advertising expense increased $4.5 million, or 20.5%, to $26.5 million for 2001 from $22.0 million for 2000. The increase in this expense primarily resulted from increases in marketing and advertising related to growth in fee revenue for existing centers as well as marketing and advertising for centers added after 2000. As a percentage of fee revenue, marketing and advertising expense decreased to 7.5% for 2001 from 8.2% for 2000. This decrease was primarily due to advertising in more effective media in 2001 and, to a lesser extent, to the fact that OrthAlliance affiliated practices generally advertised less than other OCA affiliated practices.

      GENERAL AND ADMINISTRATIVE. General and administrative expense increased $11.0 million, or 38.7%, to $39.4 million for 2001 from $28.4 million for 2000. As a percentage of fee revenue, general and administrative expense increased to 11.2% for 2001 from 10.6% for 2000. The increase in general and administrative expense primarily resulted from increases in fees paid to financial institutions, costs to install DSL lines for our affiliated centers and office supplies expense. Fees paid to financial institutions primarily related to costs incurred to amend our $100.0 million revolving line of credit and to obtain a $50.0 million bridge credit facility in connection with the OrthAlliance merger. The DSL connection allows for certain software applications to be provided through a World Wide Web interface, which enables affiliated practices to access and update patient records, accounting records and other data from any location. The increase in office supplies expense was primarily attributable to price increases by certain vendors, some of which increased prices for the first time in about three years, and an increase in office supplies use due to an increased number of patients and affiliated practices during 2001.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $4.6 million, or 30.3%, to $19.8 million for 2001 from $15.2 million for 2000. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for centers developed, acquired or relocated after 2000. As a percentage of fee revenue, depreciation and amortization expense was 5.7% for 2001 compared to 5.6% for 2000. There was no amortization of the goodwill amount recorded as a result of the OrthAlliance acquisition.

      OPERATING PROFIT. Operating profit increased $24.0 million, or 30.0%, to $104.0 million for 2001 from $80.0 million for 2000. As a percentage of fee revenue, operating profit decreased to 29.6% for 2001 from 29.8% for 2000.

      INTEREST. Net interest expense increased $2.0 million, or 54.0%, to $5.7 million for 2001 from $3.7 million for 2000. As a percentage of fee revenue, net interest expense increased to 1.6% for 2001 from 1.4% for 2000. The increase in this expense resulted from an increase since 2000 in the average balance of borrowings under our $100.0 million revolving line of credit and $50.0 million bridge credit facility associated with expansion in new and existing markets and the OrthAlliance merger, and an increase in the average interest rate charged for those borrowings.

      PROVISION FOR INCOME TAXES. Provision for income taxes increased $8.5 million, or 30.7%, to $37.1 million for 2001 from $28.6 million for 2000. Our effective income tax rate was 37.8% for 2001 and 2000. Our change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $41.4 million. We have provided no valuation allowance for these deferred tax assets. We believe that the deferred tax assets at December 31, 2001 are realizable through carrybacks and future reversals of existing taxable temporary differences.

      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. During 2000, we recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to our change in revenue recognition effective as of January 1, 2000 pursuant to SAB 101.

      NET INCOME (LOSS). During 2001, our net income increased to $61.1 million, compared to a net loss of $2.8 million for 2000, primarily due to a significant increase in fee revenue during 2001 and the cumulative effect of a change in accounting principle in 2000 of $50.6 million, net of an income tax benefit, with respect to our change in revenue recognition effective January 1, 2000 pursuant to SAB 101. As a percentage of fee revenue, net income for 2001 was 17.4%, as compared to (1.0)% for our net loss for 2000, as a result of the factors discussed above.

2000 Compared To 1999

      OVERVIEW. We experienced a net loss of $2.8 million in 2000, compared to net income of $45.8 million for 1999, primarily due to the cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to our change in revenue recognition effective January 1, 2000 pursuant to SAB 101. Net income before the cumulative effect of the change in accounting principle was $47.7 million for 2000, compared to $46.5 million for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net income, excluding the cumulative effects of changes in accounting principles, increased 44.5% to $47.7 million for 2000 from $33.0 million for 1999.

      During 2000, our operating margin (or operating profits as a percentage of fee revenue) decreased to 29.8% from 33.9% for 1999. This decrease was primarily due to the effect on our fee revenue for 2000 from our change in fee revenue recognition policy effective January 1, 2000. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, our operating margin would have increased to 29.8% for 2000 from 27.0% for 1999.

      Our fee revenue increased 18.8% to $268.8 million during 2000, from $226.3 million for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, fee revenue increased 30.7% to $268.8 million for 2000, from $205.6 million for 1999.

      Our direct expenses increased 27.6% to $145.3 million during 2000, from $113.9 million for 1999. As a percentage of fee revenue, our direct expenses increased to 54.0% during 2000 from 50.4% for 1999, primarily due to the effect on our fee revenue for 2000 from our change in fee revenue recognition policy effective January 1, 2000. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, our direct expenses decreased as a percentage of fee revenue to 54.0% for 2000 from 55.4% for 1999.

      FEE REVENUE. Fee revenue increased $42.5 million, or 18.8%, to $268.8 million for 2000 from $226.3 million for 1999. We attribute $28.8 million of this increase to the growth in fee revenue of centers open throughout both periods and $13.7 million of this increase to centers opened since January 1, 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, fee revenue increased $63.2 million, or 30.7%, to $268.8 million for 2000 from $205.6 million for 1999. The increase in fee revenue during 2000 was also due to an increase in the number of patients being treated by our affiliated practices and an increase in the average amount of fees that patients were charged for treatment. During 2000, our affiliated practices initiated treatment of about 160,639 patients, an increase of 27.2% from 126,307 patients during 1999, representing initial new patient contract balances of $494.1 million for 2000, an increase of 33.9% from $369.1 million for 1999. At December 31, 2000, our affiliated practices had a total of about 343,370 patient contracts, compared to about 267,965 patient contracts at December 31, 1999. In 2000, approximately 30% of our affiliated practices implemented a fee increase from $109 per month to $119 per month, with an increase in the final payment from $436 to $476.

      EMPLOYEE COSTS. Employee costs increased $16.9 million, or 27.6%, to $78.1 million for 2000 from $61.2 million for 1999. As a percentage of fee revenue, employee costs increased to 29.0% for 2000 from 27.1% for 1999, due to the effect on fee revenue for 2000 from our change in fee revenue recognition policy effective January 1, 2000 pursuant to SAB 101, which offset capacity efficiencies achieved through general changes to patient treatment schedules by our affiliated orthodontists which resulted in fewer treatments per patient contract and lower employee costs per patient. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, employee costs decreased as a percentage of fee revenue to 29.0% for 2000 from 29.8% for 1999, due to capacity efficiencies achieved through general changes to patient treatment schedules by our affiliated orthodontists which resulted in fewer treatments per patient contract and lower employee costs per patient. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2000, patients in our affiliated orthodontic centers averaged 43.6 days between office visits, compared to an average of 39.3 days during 1999. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

      ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $4.1 million, or 24.0%, to $21.2 million for 2000 from $17.1 million for 1999. As a percentage of fee revenue, orthodontic supplies expense increased to 7.9% for 2000 from 7.6% for 1999, due to the effect on fee revenue for 2000 from our change in revenue recognition effective January 1, 2000 pursuant to SAB 101, which offset cost improvements attained through bulk purchasing and our proprietary inventory control and ordering system. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, orthodontic supplies expense, as a percentage of fee revenue, decreased to 7.9% for 2000 from 8.3% for 1999.

      RENT. Rent expense increased $5.4 million, or 29.0%, to $24.0 million for 2000 from $18.6 million for 1999. We attribute the increase in this expense to centers affiliated, opened or relocated after 1999. As a percentage of fee revenue, rent expense increased to 8.9% for 2000 from 8.2% for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, rent expense decreased slightly as a percentage of fee revenue to 8.9% for 2000 from 9.1% for 1999.

      MARKETING AND ADVERTISING. Marketing and advertising expense increased $5.1 million, or 30.2%, to $22.0 million for 2000 from $16.9 million for 1999. The increase in this expense primarily resulted from increases in marketing and advertising related to growth in fee revenue for existing orthodontic centers as well as marketing and advertising for orthodontic centers added after 1999. As a percentage of fee revenue, marketing and advertising expense increased to 8.2% for 2000 from 7.5% for 1999, due to the effect on fee revenue for 2000 from our change in fee revenue recognition effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, marketing and advertising expense, as a percentage of fee revenue, remained constant at 8.2% for 2000 and 1999.

      GENERAL AND ADMINISTRATIVE. General and administrative expense increased $5.1 million, or 21.8%, to $28.4 million for 2000 from $23.3 million for 1999. The increase in general and administrative expense primarily resulted from the addition of orthodontic centers and increases in our affiliated orthodontists' patient base after 1999. As a percentage of fee revenue, general and administrative expense increased to 10.6% for 2000 from 10.3% for 1999 due to the effect on fee revenue for 2000 from our change in revenue recognition policy effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, general and administrative expense decreased as a percentage of fee revenue to 10.6% for 2000 from 11.7% for 1999.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.9 million, or 23.9%, to $15.2 million for 2000 from $12.2 million for 1999. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for orthodontic centers developed, acquired or relocated after 1999. As a percentage of fee revenue, depreciation and amortization expense increased to 5.6% for 2000 from 5.4% for 1999. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, depreciation and amortization expense decreased as a percentage of fee revenue to 5.6% for 2000 from 6.0% for 1999.

      OPERATING PROFIT. Operating profit increased $3.1 million, or 4.0%, to $80.0 million for 2000 from $76.9 million for 1999. As a percentage of fee revenue, operating profit decreased to 29.8% for 2000 from 33.9% for 1999 as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, operating profit increased $25.6 million, or 47.0%, to $80.0 million for 2000 from $55.4 million for 1999, and increased as a percentage of fee revenue to 29.8% for 2000 from 27.0% for 1999, as a result of the factors discussed above.

      INTEREST. Net interest expense increased $1.5 million, or 69.3%, to $3.7 million for 2000 from $2.2 million for 1999. As a percentage of fee revenue, net interest expense increased to 1.4% for 2000 from 1.0% for 1999. The increase in this expense resulted from an increase since 1999 in the average balance of borrowings under our $100.0 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings. The increase in net interest expense as a percentage of fee revenue was also due to the effect on fee revenue for 2000 from our change in fee revenue recognition effective January 1, 2000 pursuant to SAB 101. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net interest expense increased as a percentage of fee revenue to 1.4% for 2000 from 1.2% for 1999, due to an increase since 1999 in the average balance of borrowings under our $100.0 million revolving line of credit associated with expansion in new and existing markets and an increase in the average interest rate charged for those borrowings.

      PROVISION FOR INCOME TAXES. Provision for income taxes increased $343,000, or 1.2%, to $28.6 million for 2000 from $28.2 million for 1999. Our effective income tax rate was 37.8% for 2000 and 1999. Our change in accounting principle pursuant to SAB 101 effective January 1, 2000 resulted in deferred tax assets of $41.4 million. We have provided no valuation allowance for these deferred tax assets. We believe that the deferred tax assets at December 31, 2000 are realizable through carrybacks and future reversals of existing taxable temporary differences. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, provision for income taxes increased $8.6 million, or 43.0%, to $28.6 million for 2000 from $20.0 million for 1999.

      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. During 2000, we recorded a cumulative effect of a change in accounting principle of $50.6 million, net of an income tax benefit of $30.6 million, with respect to our change in revenue recognition effective as of January 1, 2000 pursuant to SAB
101. During 1999, we recorded a cumulative effect of a change in accounting principle of $678,000, net of an income tax benefit of $410,000, with respect to our adoption in 1999 of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

      NET INCOME (LOSS). Net income (loss) decreased $48.6 million, or 106.2%, to a net loss of $2.8 million for 2000 from net income of $45.8 million for 1999, primarily due to the cumulative effect of our change in accounting principle during 2000 pursuant to SAB 101. As a percentage of fee revenue, the net loss for 2000 was (1.0)%, as compared to 20.1% for net income for 1999, as a result of the factors discussed above. On a pro forma basis, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 1999 and 2000, net income, excluding the cumulative effects of changes in accounting principles, increased $14.7 million, or 44.5%, to $47.7 million for 2000 from $33.0 million for 1999, and increased as a percentage of fee revenue to 17.9% for 2000 from 16.1% for 1999, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information about our cash flow for the years ended December 31, 2001, 2000 and 1999:

                                                         2001             2000             1999
                                                       --------         --------         --------
                                                                     (in thousands)
      Net cash provided by operating activities        $ 43,796         $ 43,473         $ 21,654
      Net cash used in investing activities ...         (45,473)         (52,362)         (43,075)
      Net cash provided by financing activities          14,150            7,884           25,642

Operating Activities

Net cash provided by operating activities was $43.8 million for 2001, a slight increase from $43.5 million for 2000. Net cash provided by operating activities during 2001 was positively impacted by an increase in net income before the cumulative effect of a change in accounting principles during 2001 of $13.4 million, or 28.1%, an increase in depreciation and amortization during 2001 of $4.7 million, or 30.6%, and a decrease during 2001 in deferred income taxes of $6.8 million, or 87.7%, as compared to 2000. Offsetting these positive impacts on net cash provided by operating activities during 2001 were an increase in service fees receivable during 2001 of $24.0 million, and a decrease in accounts payable and other current liabilities during 2001 of $10.9 million, as compared to 2000. The decrease in accounts payable and other current liabilities during 2001 was primarily due to payment of liabilities assumed in connection with the OrthAlliance merger in November 2001. The increase in service fees receivable during 2001 was primarily attributable to an increase in the number of patients being treated by our affiliated practices. Our working capital at December 31, 2001 was $51.9 million, including cash and cash equivalents of $14.2 million, compared to working capital at December 31, 2000 of $39.6 million, including cash and cash equivalents of $4.7 million. During 2001, current assets increased $50.6 million, due to increases in cash, service fees receivable and advances to affiliated practices, while current liabilities increased $38.2 million, due to increases in accounts payable, accrued salaries and other accrued liabilities, service fees prepayments and amounts payable to affiliated practices, as compared to 2000.

Net cash provided by operating activities was $43.5 million for 2000, an increase of $21.8 million, or 100.8%, from $21.7 million for 1999. This increase was primarily due to a change of income tax payment methods, whereby cash paid for income taxes during 1999 exceeded the 1999 provision by $7.0 million. Our working capital at December 31, 2000 was $39.6 million, including cash and cash equivalents of $4.7 million, compared to working capital of $102.3 million at December 31, 1999, including cash and cash equivalents of $5.8 million. The overall decrease in working capital during 2000 was primarily due to a decrease in service fees receivables, net of uncollectible amounts, to $35.4 million at December 31, 2000 from $87.6 million at December 31, 1999, as a result of the cumulative effect of our change in accounting principle effective January 1, 2000 pursuant to SAB 101.

Investing Activities

Net cash used in investing activities was $45.5 million for 2001, a decrease of $6.9 million, or 13.2%, from $52.4 million for 2000. This decrease was primarily due to a decrease of $11.8 million in cash used to acquire service or consulting agreements during 2001, as compared to 2000. During 2001, we acquired service and consulting agreements primarily by issuing 1.2 million shares of our common stock in connection with the merger with OrthAlliance. Partially offsetting that decrease was an increase of $4.1 million in cash used for advances to affiliated practices in 2001, as compared to 2000.

Net cash used in investing activities was $52.4 million for 2000, an increase of $9.3 million, or 21.6%, from $43.1 million for 1999. This increase was primarily due to an increase of $11.1 million in cash used for acquiring service and consulting agreements during 2000. During 2000, we entered into agreements to acquire the assets of, and affiliate with, 71 practices operating in 55 existing orthodontic centers. We made payments to practices with which we affiliated in earlier periods for a total acquisition cost of about $34.2 million, consisting of an aggregate principal amount of $1.3 million of promissory notes issued by us, an aggregate of 227,000 shares of our common stock and about $28.2 million of cash.

Financing Activities

Net cash provided by financing activities was $14.1 million for 2001, an increase of $6.2 million, or 79.5%, from $7.9 million in 2000. This increase was primarily due to an increase of $18.7 million in borrowings under our revolving line of credit and bridge credit facility during 2001, as well as an increase of $10.5 million in the issuance of our common stock related to the exercise of stock options during 2001, as compared to 2000. Partially offsetting these increases was an increase of $21.4 million during 2001 in repayments of notes payable to affiliated practices and long-term debt, as compared with 2000. We used the proceeds from the exercise of the stock options during 2001 to repay a portion of the indebtedness outstanding under our revolving line of credit. We borrowed an additional $11.5 million under the revolving line of credit and $50.0 million under our bridge credit facility in 2001, primarily to repay $59.5 million of indebtedness outstanding under OrthAlliance's revolving line of credit upon the merger with OrthAlliance.

Net cash provided by financing activities was $7.9 million for 2000, a decrease of $17.8 million, or 69.3%, from $25.6 million for 1999. This decrease was primarily due to decreased borrowings in 2000 under our revolving line of credit, as compared to 1999. We borrowed $23.1 million less in 2000 than in 1999. The overall decrease in 2000 was partially offset by increased proceeds from the issuance of common stock in 2000 as a result of increased stock options exercised by our employees and affiliated orthodontists and amounts received under our stock purchase program for affiliated orthodontists. In 2000, we also received $2.6 million as the repayment of loans outstanding under our Key Employee Stock Purchase Program.

Capital Resources and Uses of Capital

Our development and acquisition costs, capital expenditures and working capital needs have been, and we expect will continue to be, financed through a combination of cash flow from operations, bank borrowings and the issuance of notes and shares of our common stock. We intend to continue to lease, rather than purchase, facilities for our affiliated centers in order to maximize our available capital.

Our capital expenditures consist primarily of the costs associated with the development of additional affiliated centers. The average cost of developing a new orthodontic center in the United States is about $325,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice's share of these costs until we are reimbursed by the practice. In some cases, we assist our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. At December 31, 2001, the outstanding balance of these amounts that we guaranteed was about $1.9 million, compared with about $2.5 million at December 31, 2000. We also intend to continue to make advances of about $40,000 to newly-affiliated practices during the first year of an affiliated center's operations, which advances bear no interest and typically are repaid during the second year of the affiliated center's operations. We intend to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

At December 31, 2001, outstanding indebtedness under promissory notes that we issued to affiliated practices to acquire the assets of existing orthodontic practices was about $8.7 million, including promissory notes previously issued by OrthAlliance and assumed in the OrthAlliance merger, compared to about $3.5 million at December 31, 2000, with maturities ranging from one to three years and interest rates ranging from 6.0% to 10.0% per year.

We maintain a $100.0 million revolving line of credit, of which $69.0 million was outstanding at December 31, 2001, with a lending group that consists of Wachovia Bank, N.A., Bank of America FSB, Bank One, N.A., and Hibernia National Bank. The revolving line of credit, which expires in October 2003, provides funding for our general working capital and expansion of the number of affiliated centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in our ownership interests in our operating subsidiaries. On November 9, 2001, the line was amended to allow for the merger with OrthAlliance, and we concurrently borrowed from the line to repay a portion of OrthAlliance's revolving line of credit as part of the merger. Upon repaying the outstanding balance, OrthAlliance's revolving line of credit was terminated.

On November 9, 2001, we obtained a $50.0 million bridge credit facility from Bank of America FSB, under which we immediately borrowed the full $50.0 million, all of which was outstanding at December 31, 2001. Borrowings under this bridge credit facility bear interest at varying rates above the lender's prime rate or LIBOR. We used proceeds from borrowings under the bridge credit facility, along with additional borrowings under our revolving line of credit, to repay $59.5 million of indebtedness outstanding under OrthAlliance's revolving line of credit upon the merger with OrthAlliance. Under the bridge credit facility, we have the right, upon written notice at least 30 days prior to November 9, 2002, to extend the bridge credit facility to October 7, 2003. We anticipate that we will either repay a portion of the bridge credit facility through cash flow from operations, enter into a new long-term financing arrangement to replace the bridge credit facility, or extend the term of the bridge credit facility to October 2003. If we exercise our right to extend the facility until October 7, 2003, the interest rates that would apply to all borrowings under the bridge credit facility would increase to the following:

      Time Period                                   Interest Rate
      -----------                                   -------------
      October 2002 - January 21, 2003..........         10.00%
      February 1, 2003 - April 30, 2003........         10.50%
      May 1, 2003 - July 31, 2003..............         11.00%
      August 1, 2003 - October 7, 2003.........         11.50%

We are currently reviewing our projections for cash needs and the possibility of obtaining a new long-term financing arrangement providing more favorable interest rates and terms.

Our revolving line of credit and our bridge credit facility require that we maintain certain financial and nonfinancial covenants under the terms of the credit agreements, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. These credit agreements also impose restrictions on our acquisitions, investments, dividends and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under both the revolving line of credit and the bridge credit facility, and terminate our ability to borrow funds under those credit facilities. At December 31, 2001, we were in compliance with these covenants and restrictions.

Also contributing to the increase in long-term debt at December 31, 2001, compared to December 31, 2000, was approximately $14.4 million of notes payable by OrthAlliance to certain of its affiliated practices and to affiliates of Goldman Sachs, which were assumed as part of the merger with OrthAlliance.

During the next 12 months, we believe that our cash needs will primarily relate to development of additional centers and affiliation with additional practices in the United States and other countries, capital expenditures for our affiliated centers and computer systems, repayment of amounts owing under our bridge credit facility and other indebtedness, payment of income taxes, potential acquisitions of other companies or assets and general corporate purposes. Our cash needs could vary significantly depending upon our growth, results of operations and ability to affiliate with additional centers and practices, as well as the outcome of pending litigation and other contingencies. We expect to fund these cash needs through a combination of cash flow from our operations and funds available under our revolving line of credit, as well as a replacement or extension of our bridge credit facility. We currently believe that we will be able to meet our anticipated funding requirements for at least the next 12 months; however, our ability to meet these funding needs could be adversely affected if we were to suffer adverse results from our operations or lose a material portion of our affiliated practices, if our affiliated practices were to suffer adverse results of operations or a material loss of patients, if we suffer adverse outcomes from pending litigation and other contingencies, if we are unable to replace our bridge credit facility on favorable terms or if we violate the covenants and restrictions to which we are subject under our revolving line of credit and bridge credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 31, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. We applied provisions of SFAS No. 141 and No. 142 in accounting for the November 9, 2001 business combination with OrthAlliance, and did not amortize goodwill arising from the combination in accordance with SFAS No. 142. On January 1, 2002, we adopted SFAS No. 141 and No. 142. We have not completed our initial evaluation of impairment of this goodwill required under SFAS No. 142. Based on our preliminary evaluation, we do not believe that our existing goodwill balance is currently impaired under the new standard; however, no assurances can be given regarding future impairment. We anticipate completing the initial evaluation by June 30, 2002, which is within the six month transition period allowed under SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. We adopted SFAS No. 144 on January 1, 2002, which did not impact our financial position or results of operations.

We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. As we have no derivatives, there was no financial statement impact.

RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this Report or our other filings with the SEC. There risks and uncertainties are also factors that you should consider before investing in our common stock. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

Our Growth Strategy May Not Succeed, Which Could Have An Adverse Effect On Our Financial Performance.

We may be unable to continue to increase the number of our affiliated practices, centers and practitioners, or maintain the growth that we have experienced in the past. Our ability to grow will depend on a number of factors, including:

      - our ability to identify and affiliate with a sufficient number of orthodontists and pediatric dentists to open new orthodontic and pediatric dental centers or operate within our existing network of affiliated centers;

      - our ability to obtain quality locations for orthodontic and pediatric dental centers in suitable markets;

      - our ability to identify and affiliate with a sufficient number of existing orthodontic and pediatric dental practices;

      -     the ability of our affiliated practices to add new patients;

      - our ability to implement initiatives designed to increase the productivity of our affiliated practices;

      - our ability to obtain adequate financing to fund our expansion strategy;

      - our ability to successfully operate under applicable government regulations; and

      - our ability to affiliate with orthodontic and pediatric dental practices in other countries and successfully operate in those markets.

In general, it has become increasingly more difficult to recruit additional orthodontic and pediatric dental practices to affiliate with us. The number of practicing orthodontists in the United States has remained fairly constant in recent years, and only a very limited number of orthodontists and pediatric dentists graduate from graduate programs each year. Many orthodontists have expressed an unwillingness to affiliate with any practice management company, or with a management company that emphasizes advertising orthodontic services to the public. In addition, some orthodontists have had unsatisfactory experiences in affiliating with other practice management companies and are unwilling to affiliate with us.

Our growth strategy may not succeed, and we may have to modify it. We may be unable to identify and recruit suitable orthodontists and pediatric dentists. A shortage of available orthodontists and pediatric dentists with the skills we require would have a material adverse effect on our ability to grow. In addition, many of our service agreements include covenants not to compete, in which we agreed that we would not affiliate with other orthodontic practices within a specified area and that we would limit the total number of orthodontic practices with which we affiliate within a particular market area. This could limit our ability to add orthodontists and orthodontic centers within the markets in which we have existing affiliated practices.

Our ability to attract additional orthodontists and pediatric dentists, and our prospects for success and growth, depend on our ability to integrate an increasing number of affiliated practices and employees. If we fail to manage our growth, our business may suffer.

Our Financial Results Could Be Adversely Affected If We Are Unable To Successfully Integrate OrthAlliance.

On November 9, 2001, we completed a merger whereby OrthAlliance became our wholly-owned subsidiary. This merger resulted in a significant increase in the number of practices, centers and practitioners for which we provide business services. Many of OrthAlliance's affiliated practices differ in several respects from the practices with which we have historically been affiliated. Many of OrthAlliance's affiliated practices are relatively larger practices, that do not generally advertise their services to the public and require that their patients pay about 25% of their treatment fee at the beginning of treatment. Many of OrthAlliance's affiliated practices are not currently using our proprietary computer systems. In addition, OrthAlliance's affiliated practices are parties to service, management service and consulting agreements that differ in several respects from the form of agreements that we typically use. Some of OrthAlliance's affiliated practitioners are pediatric dentists, and we have very limited experience in providing business services to pediatric dentists. OrthAlliance is currently engaged in disputes with a number of its affiliated practices, including litigation involving 56 of its affiliated practitioners. As a result, we may encounter difficulties in integrating OrthAlliance and its affiliated practices, and successfully managing the growth we expect to experience from this merger. We may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and operational and management oversight, as well as difficulties in building or maintaining relationships with OrthAlliance's affiliated practices.

We are a Party To Various Pending Litigation, Which Could Adversely Affect Our Business.

We are, and may from time to time become, engaged in various lawsuits, including disputes with our affiliated practices. OrthAlliance is currently engaged in litigation with 56 of its affiliated practitioners, in which the practitioners allege that OrthAlliance breached the terms of their service, management service and consulting agreements and that these agreements are illegal and unenforceable. A number of other practices have notified OrthAlliance that it breached their respective service, management service and consulting agreements, and additional lawsuits could be filed against OrthAlliance. While we intend to vigorously defend these lawsuits and our other pending litigation, we cannot assure you that we will prevail in any of them, or that we will not suffer adverse outcomes, some of which could have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome of these lawsuits, they could be costly and time-consuming, and could divert the time and attention of our management.

Our Affiliated Practices Are Extensively Regulated, Which May Adversely Affect Our Business and Limit How We Can Operate.

Governmental authorities regulate the orthodontic and pediatric dental industry and orthodontic and pediatric dental practices extensively. We do not control the practice of orthodontics and pediatric dentistry by our affiliated practices or their compliance with legal requirements that apply to orthodontists and pediatric dentists and their practices. Many states prohibit us, as a non-professional corporation, from:

      - practicing orthodontics and pediatric dentistry, which, in some states, includes managing or operating an orthodontic or pediatric dental office;

      - splitting professional fees with orthodontists or pediatric dentists;

      - owning or controlling equipment used in orthodontic or pediatric dental practices;

      -     employing orthodontists or pediatric dentists;

      -     setting fees charged for orthodontic or pediatric dental services;

      - maintaining an orthodontist's or pediatric dentist's patient records; or

      - controlling the content of an orthodontist's or pediatric dentist's advertising.

Many states also prohibit orthodontists and pediatric dentists from paying any portion of fees received for orthodontic or pediatric dental services in exchange for a patient referral. In addition, many states impose limits on the tasks an orthodontist or pediatric dentist may delegate to other staff members. These laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion.

If a court or regulatory authority reviewed our business arrangements with an affiliated practice and concluded that our arrangements did not comply with applicable law, we might have to change those arrangements in a way that adversely affects us. An affiliated practice may successfully challenge the legality of our long-term service and consulting agreements, and we may be unable to enforce non-competition and other provisions of those agreements. We are currently engaged in a number of lawsuits in which affiliated practices have alleged that their service, management service and consulting agreements are illegal and unenforceable. The laws and regulations of states and countries in which we operate or seek to expand may restrict or adversely affect our relationships with orthodontists or pediatric dentists in those states and countries. The laws and regulations of states and countries in which we currently operate could change or be interpreted in a way that adversely affects our operations and relationships with affiliated practices. We may have to change our contractual relationships, alter our financial arrangements or restrict our operations in those states and countries. These laws and regulations could also prevent us from affiliating with, or providing business services to, orthodontic and pediatric dental practices practicing in those states and countries.

Our Financial Success Depends on the Efforts and Success of Our Affiliated Practices, and Our Business Could Suffer If They Do Not Succeed or If Our Service or Consulting Agreements With Them Are Terminated.

We receive fees for services we provide for orthodontic and pediatric dental practices under service, management service and consulting agreements. Under most of these agreements, our service fees are determined, at least in part, on the financial performance of the particular practice, so our success depends on the success of our affiliated practices. Changes in the healthcare industry, such as the growth of managed care organizations and provider networks, may result in lower compensation for the services of our affiliated practices. Our service agreements and some of our consulting agreements with affiliated practices have terms ranging from 20 to 40 years, with most ranging from 20 to 25 years. Affiliated practices may generally terminate those agreements for "cause," which generally includes our material breach of the agreement. In some cases, an affiliated practices may terminate their agreement without cause after a specified period of time, subject to substitution of another affiliated practitioner and an obligation not to compete within a specified area. OrthAlliance's service, management service and consulting agreements generally do not include affiliated practitioners as parties to the agreements; rather, the agreements are generally with a professional corporation that is owned by an affiliated practitioner, and the affiliated practitioner enters into an employment agreement with his or her professional corporation. These employment agreements generally provide for a shorter term (typically five years) than the service, management service or consulting agreement with OrthAlliance, and a covenant not to compete within a designated area for a period of time (typically two years) after that term. The terms of many of these employment agreements will be expiring during the next three years. In addition, an affiliated practice may successfully challenge the legality of our long-term service, management service and consulting agreements, and we may be unable to enforce non-competition and other provisions of those agreements. We are currently engaged in a number of lawsuits in which affiliated practices have alleged that their service, management service and consulting agreements are illegal and unenforceable. If an affiliated practice were to prevail in such a claim, it could adversely affect our agreements with that practice and our other affiliated practices. The loss of a substantial number of our agreements with affiliated practices or a material loss of revenue by our affiliated practices, for whatever reason, could materially and adversely affect our financial condition and results of operations.

Other Orthodontists, Pediatric Dentists, and Dentists Compete With Our Affiliated Practices, and Other Companies Compete With Us.

Orthodontics and pediatric dentistry are highly competitive businesses in each market in which our affiliated practices operate. Our affiliated practices face competition from other orthodontists, pediatric dentists, and general dentists in the communities they serve. Many of these competing orthodontists, pediatric dentists, and general dentists have more established practices. Providing business services to orthodontic and pediatric dental practices is also a competitive business. We compete with other companies with strategies similar to ours in providing business services to orthodontic and pediatric dental practices. Competitors with greater access to financial resources may enter our markets and compete with us. We may not be able to compete successfully with existing or new competitors. Also, additional competition may make it more difficult for us to affiliate with additional practices on terms that are favorable to us. Any of these factors could cause us to become less profitable.

Our Financial Results May Suffer If We Have To Write Off Intangible Assets or Goodwill.

In connection with our affiliations with existing orthodontic and pediatric dental practices, we recorded intangible assets, net of accumulated amortization, of about $229.3 million on our balance sheet as of December 31, 2001. We may not realize the value of these intangible assets. We expect to engage in additional transactions that will result in our recognition of additional intangible assets and amortization expense. Part of the amortization generated by intangible assets arising from service agreements is not deductible for income tax purposes. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of these intangible assets may no longer be recoverable, and is therefore impaired. In addition, in connection with the OrthAlliance merger, we recorded goodwill of about $71.8 million as of December 31, 2001. We anticipate that this goodwill will not be deductible for income tax purposes. Under current accounting standards, we must test the impairment of this goodwill on at least an annual basis, and more often if circumstances warrant. Under current accounting rules, any future determination that impairment of these intangible assets or goodwill has occurred would require us to write off the impaired portion of the goodwill or unamortized intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

Changes in Accounting Principles or SEC Policies May Affect Our Reported Operating Results and Stock Price.

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

Our Information Systems Are Critical To Our Business, And A Failure Of Those Systems Could Have A Material Adverse Effect On Us.

Our business and success depends, in part, upon our ability to store, retrieve, process and manage a significant amount of information, and to provide our affiliated practices with efficient and effective inventory, accounting and scheduling systems. If our information systems fail to perform as expected, of if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business, results of operations, relationships with our affiliated practitioners and ability to affiliate with additional practices.

Our International Activities Expose Us To Operational Challenges That We Might Not Otherwise Face.

We operate in Japan, Spain, Puerto Rico and Mexico, and may expand into additional countries. As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States, which could have a material adverse effect on our operating results. These risks and expenses include:

      - difficulties in staffing and managing foreign offices as a result of, among other things, language and cultural differences;

      -     foreign currency exchange rate fluctuations;

      - protectionist laws and business practices that favor local companies;

      -     political and economic instability in some international markets;

      -     multiple, conflicting and changing government laws and regulations;

      -     trade barriers;

      - reduced protection for intellectual property rights in some countries; and

      -     potentially adverse tax consequences.

We Depend On A Few Key Employees, And, If We Lose Them, Our Business Could
Suffer.

Our success depends upon the continued active participation of our senior management. The loss of the services of any of these officers could have a material adverse effect on our business. Our success also depends on our ability to attract and retain other highly qualified managerial personnel.

Our Financial Results May Be Damaged By Successful Claims Against Our Affiliated Practices.

We provide business services to orthodontic and pediatric dental practices that provide orthodontic and pediatric dental treatment to the public and are exposed to the risk of professional liability and other claims. Those claims, if successful, could result in substantial damage awards. Those awards might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive. Insurance rates vary from state to state. We do not control the practice of orthodontics or pediatric dentistry by our affiliated practices or their compliance with the legal and other requirements applicable to orthodontists and pediatric dentists and their practices. A successful malpractice claim against an affiliated practice or us could have a material adverse effect on our financial position and results of operations.

Our Business Is Subject To The Risks Of Hurricanes, Floods, And Other Catastrophic Events.

Our corporate headquarters, including certain of our computer system and billing operations, are located in the New Orleans, Louisiana area, which has experienced hurricanes and flooding in the past. A significant natural disaster, such as a hurricane or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition.

Antitrust Laws Could Limit Our Ability To Operate Or Expand.

We are subject to a range of antitrust laws that prohibit anticompetitive conduct, including price fixing, concerted refusals to deal and divisions of markets. These laws may limit our ability to enter into service or consulting agreements with separate orthodontists or pediatric dentists who compete with one another in the same geographic market.

Our Anti-Takeover Provisions May Discourage A Change In Our Control, Even If It Would Benefit Our Stockholders.

Some of the provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change in our control or make it more difficult to achieve, even if a change in control is in our stockholders' best interests. For example, some actions by our Board of Directors require a supermajority vote rather than a simple majority vote. In addition, our certificate of incorporation allows our Board of Directors to determine the preferences and rights of preferred stock which we may issue without any vote or approval of the holders of our common stock. The rights of common stockholders will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Through the issuance of preferred stock with certain powers, the Board of Directors may prevent changes in our management and control. Our Board of Directors is divided into three classes of directors. Directors from each class serve staggered three-year terms, which may limit our stockholders' ability to replace a majority of our directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments that we hold described below we hold for purposes other than trading.

We adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. We do not currently hold any derivative instruments and, accordingly, do not believe that this adoption will have a material impact on our financial reporting.

INTEREST RATE RISK

Our lines of credit and amounts due from affiliated practices expose our earnings to changes in short-term interest rates since the interest rates on the financial instruments are variable. For lines of credit, if (i) the variable rates on our financial instruments were to increase by 1% from the rate at December 31, 2001, and (ii) we borrowed the maximum amount available under our lines of credit ($153 million) for all of 2002, solely as a result of the increase in interest rates, our interest expense would increase, resulting in a $960,709 decrease in net income, assuming an effective tax rate of approximately 37.8%.

This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or the effect of such a change in interest rates as of another or future date. Further, in the event of a change of such magnitude, we would likely take actions to further mitigate our exposure to the change.

FOREIGN EXCHANGE RISK

We typically do not hedge our foreign currency exposure. Our foreign operations generated an immaterial loss during 2001. Funds generated from our foreign operations in 2001 were retained in those countries to fund operations. We believe that our exposure to foreign currency rate fluctuations is not currently material to our financial condition or results in operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      Orthodontic Centers of America, Inc.

                                    Index to
                        Consolidated Financial Statements

                  Years ended December 31, 2001, 2000 and 1999

                                                                                                PAGE
                                                                                                ----
Report of Independent Auditors............................................................        50

Audited Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2001 and 2000..................................        51

Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999..........        52

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2001,
   2000 and 1999..........................................................................        53

Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000
    and 1999..............................................................................        54

Notes to Consolidated Financial Statements - December 31, 2001............................        55

Schedule II -- Valuation and Qualifying Accounts..........................................        77

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Orthodontic Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2000 and start-up costs in 1999.

                                    /s/ Ernst & Young LLP

New Orleans, Louisiana
March 13, 2002

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      December 31,
                                                                                             -------------------------------
                                                                                                2001                  2000
                                                                                             ---------             ---------
                                                                                           (in thousands, except share amounts)
                                      ASSETS
Current assets:
    Cash and cash equivalents ...................................................            $  14,172             $   4,690
    Investments .................................................................                   --                   999
    Service fees receivable, net of allowance for uncollectible amounts of $3,852
      in 2001 and $2,598 in 2000 ................................................               58,610                35,350
    Advances to affiliated practices, net .......................................               19,379                 7,644
    Deferred income taxes .......................................................                4,374                 1,978
    Supplies inventory ..........................................................                8,843                 7,306
    Prepaid expenses and other assets ...........................................                6,963                 3,782
                                                                                             ---------             ---------
           Total current assets .................................................              112,341                61,749

    Property, equipment and improvements, net ...................................               91,843                76,686
    Advances to affiliated practices, less current portion, net .................               12,357                 9,057
    Deferred income taxes .......................................................               56,694                24,030
    Intangible assets, net ......................................................              229,276               194,544
    Goodwill ....................................................................               71,782                    --
    Other assets ................................................................                6,173                 1,881
                                                                                             ---------             ---------
           Total other assets ...................................................              468,125               306,198
                                                                                             ---------             ---------
           TOTAL ASSETS .........................................................            $ 580,466             $ 367,947
                                                                                             =========             =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ............................................................            $  11,321             $   7,855
    Accrued salaries and other accrued liabilities ..............................               18,142                 4,054
    Deferred revenue ............................................................                1,929                 2,516
    Income taxes payable ........................................................                1,363                 2,913
    Service fee prepayments .....................................................               13,976                    --
    Amounts payable to affiliated practices .....................................                9,627                 2,412
    Current portion of notes payable to affiliated practices ....................                4,036                 2,426
                                                                                             ---------             ---------
           Total current liabilities ............................................               60,394                22,176

    Notes payable to affiliated practices, less current portion .................               11,564                 1,112
    Long-term debt ..............................................................              119,000                57,463
    Non-controlling interest in subsidiary ......................................                   56                    --

    Shareholders' equity:
      Preferred stock, $.01 par value: 10,000,000 shares authorized, no shares
         outstanding ............................................................                   --                    --
      Common stock, $.01 par value; 100,000,000 shares authorized;
         approximately 50,914,000 shares issued and outstanding at
         December 31, 2001 and 48,600,000 shares issued and
         outstanding at December 31, 2000 .......................................                  509                   487
      Additional paid-in capital ................................................              208,949               168,661
      Retained earnings .........................................................              182,715               121,581
      Accumulated other comprehensive loss ......................................               (1,989)                 (127)
      Due from key employees for stock purchase program .........................                 (488)               (1,604)
      Capital contributions receivable from shareholders ........................                 (244)               (1,802)
                                                                                             ---------             ---------
           Total shareholders' equity ...........................................              389,452               287,196
                                                                                             ---------             ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................            $ 580,466             $ 367,947
                                                                                             =========             =========


See notes to consolidated financial statements.

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Year Ended December 31,
                                                                                 ---------------------------------------------
                                                                                    2001              2000              1999
                                                                                 ---------         ---------         ---------
                                                                                     (in thousands, except per share data)
Fee revenue .............................................................        $ 350,954         $ 268,836         $ 226,290
Direct expenses:
   Employee costs .......................................................          101,105            78,051            61,224
   Orthodontic supplies .................................................           29,366            21,274            17,136
   Rent .................................................................           30,868            23,973            18,624
   Marketing and advertising ............................................           26,453            22,001            16,874
                                                                                 ---------         ---------         ---------
       Total direct expenses ............................................          187,792           145,299           113,858
General and administrative ..............................................           39,372            28,360            23,270
Depreciation and amortization ...........................................           19,825            15,175            12,238
                                                                                 ---------         ---------         ---------
Operating profit ........................................................          103,965            80,002            76,924
Interest expense ........................................................           (6,182)           (4,571)           (2,599)
Interest income .........................................................              480               840               395
Non-controlling interest in subsidiary ..................................              (56)               --                --
                                                                                 ---------         ---------         ---------
Income before income taxes and cumulative effect of changes in accounting
   principles ...........................................................           98,207            76,271            74,720
Provision for income taxes ..............................................           37,073            28,549            28,206
                                                                                 ---------         ---------         ---------
Income before cumulative effect of changes in accounting
   principles ...........................................................           61,134            47,722            46,514
Cumulative effect of changes in accounting principles, net of income tax
   benefit ..............................................................               --           (50,576)             (678)
                                                                                 ---------         ---------         ---------

Net income (loss) .......................................................        $  61,134         $  (2,854)        $  45,836
                                                                                 =========         =========         =========

Net income (loss) per share:
   Basic before cumulative effect of changes in accounting principles ...        $    1.24         $    0.99         $    0.97
   Cumulative effect of changes in accounting principles, net of income
     tax benefit ........................................................               --             (1.04)            (0.02)
                                                                                 ---------         ---------         ---------
   Basic ................................................................        $    1.24         $   (0.05)        $    0.95
                                                                                 =========         =========         =========

   Diluted before cumulative effect of changes in accounting principles .        $    1.21         $    0.96         $    0.96
   Cumulative effect of changes in accounting principles, net of income
     tax benefit ........................................................               --             (1.02)            (0.02)
                                                                                 ---------         ---------         ---------
   Diluted ..............................................................        $    1.21         $   (0.06)        $    0.94
                                                                                 =========         =========         =========

Weighted average shares outstanding:
   Basic ................................................................           49,235            48,412            47,998
                                                                                 =========         =========         =========

   Diluted ..............................................................           50,438            49,845            48,643
                                                                                 =========         =========         =========

Pro forma net income for change in accounting principle effective January
   1, 2000 ..............................................................              N/A               N/A         $  32,326
Pro forma net income per diluted share for change in accounting principle
   effective January 1, 2000 ............................................              N/A               N/A         $    0.66


See notes to consolidated financial statements.

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          Due From
                                                                                            Key        Capital
                                                                          Accumulated     Employees   Contributions
                                             Additional                      Other        For Stock    Receivable        Total
                                 Common       Paid-In        Retained    Comprehensive    Purchase        From       Shareholders'
                                  Stock       Capital        Earnings         Loss         Program    Shareholders      Equity
                                  -----       -------        --------         ----         -------    ------------      ------
Balance at January 1, 1999 ..      $478      $ 159,936       $  78,599       $    --       $(5,236)      $(2,618)      $ 231,159
  Issuance of shares under
   stock option plans
   (123,000 shares)..........         1            619              --            --            --            --             620
  Issuance of shares of
   common stock to obtain
   Service Agreements (80,000
   shares)...................         2            800              --            --            --            --             802
  Issuance of shares under
   orthodontist stock
   purchase program (21,000
   shares)...................        --          1,187              --            --            --            --           1,187
  Effect of revised estimate
   of tax benefit from the
   exercise of stock options         --         (1,077)             --            --            --            --          (1,077)
  Net income ................        --             --          45,836            --            --            --          45,836
                                   ----      ---------       ---------       -------       -------       -------       ---------
Balance at December 31, 1999        481        161,465         124,435            --        (5,236)       (2,618)        278,527
                                   ----      ---------       ---------       -------       -------       -------       ---------

  Issuance of shares under
   stock option plans
   (479,000 shares)..........         3          3,512              --            --            --            --           3,515
  Issuance of shares of
   common stock to obtain
   Service Agreements
   (185,000 shares)..........         2          4,056              --            --            --            --           4,058
  Repayment of loans from key
   employee for stock
   purchase program .........        --         (1,816)             --            --         3,632           816           2,632
  Issuance of shares under
   orthodontist stock
   purchase program (22,700
   shares)...................         1          1,444              --            --            --            --           1,445
  Foreign currency
   translation adjustment ...        --             --              --          (127)           --            --            (127)
  Net income (loss) .........        --             --          (2,854)           --            --            --          (2,854)
                                   ----      ---------       ---------       -------       -------       -------       ---------
Balance at December 31, 2000        487        168,661         121,581          (127)       (1,604)       (1,802)        287,196
                                   ----      ---------       ---------       -------       -------       -------       ---------

  Issuance of shares under
   stock option plans
   (868,000 shares)..........         9         10,629              --            --            --            --          10,638
  Issuance of shares of
   common stock to obtain
   Service Agreements
   (16,000 shares)...........         1            483              --            --            --            --             484
  Repayment of loans from key
   employee for stock
   purchase program .........        --           (559)             --            --         1,116           558           1,115
  Issuance of shares under
   orthodontist stock
   purchase program (28,000
   shares)...................        --          1,584              --            --            --            --           1,584
  Foreign currency
   translation adjustment ...        --             --              --        (1,862)           --            --          (1,862)
  Issuance of stock in
   OrthAlliance merger
   (1,242,000 shares) .......        12         28,151              --            --            --            --          28,163
  Key employee transaction ..        --             --              --            --            --         1,000           1,000
  Net income ................        --             --          61,134            --            --            --          61,134
                                   ----      ---------       ---------       -------       -------       -------       ---------
Balance at December 31, 2001       $509      $ 208,949       $ 182,715       $(1,989)      $  (488)      $  (244)      $ 389,452
                                   ====      =========       =========       =======       =======       =======       =========


See notes to consolidated financial statements.

                      ORTHODONTIC CENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                               2001           2000           1999
                                                                            ---------       --------       --------
                                                                                         (in thousands)
OPERATING ACTIVITIES
Net income (loss) ....................................................      $  61,134       $ (2,854)      $ 45,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for bad debt expense ...................................            701            373          2,079
    Depreciation and amortization ....................................         19,825         15,175         12,238
    Deferred income taxes ............................................           (961)        (7,792)         1,273
    Non-controlling interest in subsidiary ...........................             56             --             --
    Cumulative effect of changes in accounting principles ............             --         50,576            678
    Changes in operating assets and liabilities (net of acquisitions):
      Service fees receivable ........................................        (23,961)       (13,549)       (27,491)
      Supplies inventory .............................................         (1,537)           889         (2,305)
      Prepaid expenses and other .....................................         (3,202)        (2,309)        (1,342)
      Amounts payable to affiliated practices ........................          2,622         (4,404)        (3,036)
      Accounts payable and other current liabilities .................        (10,881)         7,368         (6,276)
                                                                            ---------       --------       --------
Net cash provided by operating activities ............................         43,796         43,473         21,654

INVESTING ACTIVITIES
Purchases of property, equipment and improvements ....................        (22,077)       (20,271)       (22,520)
(Sales of) proceeds from available-for-sale investments ..............            999            (16)           204
Intangible assets acquired ...........................................        (16,471)       (28,246)       (17,178)
(Advances to) payments from affiliated practices .....................         (7,924)        (3,829)        (3,581)
                                                                            ---------       --------       --------
Net cash used in investing activities ................................        (45,473)       (52,362)       (43,075)

FINANCING ACTIVITIES
Repayment of notes payable to affiliated practices ...................         (1,035)          (500)        (6,742)
Repayment of long-term debt ..........................................        (26,911)        (6,030)            --
Proceeds from long-term debt .........................................         26,159          7,483         30,577
Repayment of loans from key employee program .........................          1,116          2,632             --
Issuance of common stock .............................................         14,821          4,299          1,807
                                                                            ---------       --------       --------
Net cash provided by financing activities ............................         14,150          7,884         25,642
                                                                            ---------       --------       --------

Effect of exchange rate changes on cash and cash equivalents .........         (2,991)          (127)            --
Net change in cash and cash equivalents ..............................          9,482         (1,132)         4,221
Cash and cash equivalents at beginning of year .......................          4,690          5,822          1,601
                                                                            ---------       --------       --------
Cash and cash equivalents at end of year .............................      $  14,172       $  4,690       $  5,822
                                                                            =========       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Interest ..........................................................      $   6,012       $  4,271       $  2,499
   Income taxes ......................................................      $  38,623       $ 31,568       $ 33,931
Non-cash investing and financing activities:
   Notes payable and common stock issued to obtain Service Agreements
                                                                            $  29,083       $  5,974       $  4,512
   Acquisition of OrthAlliance:
     Fair value of assets acquired ...................................      $ 152,085            N/A            N/A
     Liabilities assumed .............................................        119,805            N/A            N/A
                                                                            ---------       ---------      --------
     Net assets acquired .............................................      $  32,280            N/A            N/A


See notes to consolidated financial statements.

                      Orthodontic Centers of America, Inc.

                   Notes to Consolidated Financial Statements


1.    DESCRIPTION OF BUSINESS

Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontic and pediatric dental practices throughout the United States and in Japan, Mexico, Spain and Puerto Rico.

The Company provides business operations, financial, marketing and administrative services to orthodontic and pediatric dental practices. These services are provided under service agreements, business services agreements, management service agreements and consulting agreements (hereafter referred to as "Service Agreements") with orthodontists or pediatric dentists and/or their wholly-owned professional entities (hereafter referred to as "Affiliated Practices"). Because the Company does not control the Affiliated Practices, it does not consolidate their financial results.

The Company's consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company's services, which generally includes all expenses of the Affiliated Practices except for the practitioners' compensation and certain expenses directly related to the Affiliated Practices, such as professional insurance coverage.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Orthodontic Centers of America, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTING CHANGE

Effective January 1, 2000, the Company adopted a change in accounting for revenue in connection with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). The cumulative effect of this accounting change, calculated as of January 1, 2000, was $50.6 million, net of income tax benefit of $30.6 million. The effect of this accounting change in 2000 was to reduce fee revenue by $26.3 million. The Company recognized revenue of $23.9 million in 2001 and $57.3 million in 2000 that was included in the adjustment as a result of the cumulative effect of the accounting change. The pro forma amounts for 1999 presented in the consolidated statements of income were calculated assuming the accounting change was made retroactive to January 1, 1999.

Effective January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting the Costs of Start-Up Activities." The cumulative effect of this accounting change, calculated as of January 1, 1999, was $678,000, net of income tax benefit.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2000. Because the Company has no derivatives, there was no financial statement impact.

CASH EQUIVALENTS

The Company considers all liquid investments with a maturity within three months from the date of purchase to be cash equivalents.

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

      SERVICE FEES RECEIVABLE, SERVICE FEE PREPAYMENTS AND ADVANCES TO AFFILIATED ENTITIES: The carrying amounts reported on the balance sheets for service fees receivable, service fee prepayments and advances to affiliated entities approximate their fair values.

      LONG-TERM DEBT: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and approximate their carrying values.

REVENUE RECOGNITION

Fee revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements. Fee revenue is generally recognized as service fees are contractually due under the Company's Service Agreements, except that recognition of a portion of the service fees is deferred because patient contract revenue is calculated on a straight-line basis over the term of the patient contracts (which, for orthodontic patients, average about 26 months), and are reduced by amounts retained or to be retained by Affiliated Entities.

Amounts retained or to be retained by an Affiliated Practice equal the Affiliated Practice's proportionate share of the portion of that straight-line allocation of patient contract revenue that is collected during the relevant period, and the patient receivables that represent the uncollected portion of that straight-line allocation of patient contract revenue. Amounts retained or to be retained are reduced by any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that the Company has incurred but for which it has not been reimbursed by the Affiliated Practice; however, these unreimbursed expenses reduce amounts retained by an Affiliated Practice only up to the amounts that would otherwise be retained by the Affiliated Practice. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the Affiliated Practice in subsequent periods. For the Company's general form of Service Agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice operating profit), the amounts retained or to be retained by an Affiliated Practice are estimated using the percentage of practice operating profits that may be retained by the Affiliated Practice under the Service Agreement. For OrthAlliance's Service Agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice revenue and reimbursement of practice related expenses), amounts retained or to be retained by an Affiliated Practice are estimated using the percentage of practice revenue that may be retained by the Affiliated Practice under the terms of the Service Agreement, minus the estimated amount of practice related expenses for which OrthAlliance may be reimbursed under the Service Agreement.

Many of OrthAlliance's Affiliated Practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. This results in the Company receiving cash in advance of incurring certain practice related expenses and recognizing certain service fees as fee revenue, which are deferred and recorded as service fee prepayments. Service fee prepayments represent cash received in excess of service fees that have been recognized as fee revenue, less an estimate of the portion of that cash that the applicable Affiliated Practice is to retain and practice related expenses that have not yet been incurred.

                      Orthodontic Centers of America, Inc.

Prior to the change in method of revenue recognition, the Company recognized service fee revenues pursuant to the terms of the Company's general form of Service Agreements. Such fees were recognized on a monthly basis at approximately 24% of new patient contract balances plus a portion of existing patient contract balances allocated equally over the remaining terms of the patient contracts, less amounts retained by the Affiliated Practices. This method was supported by proportional performance of business services provided under the Service Agreements.

Most of the Affiliated Practices pledge their billed and unbilled patient fees receivable to the Company as collateral for the Company's service fees. The Company is generally responsible for billing and collection of the patient fees receivable, which are conducted in the name of the applicable Affiliated Practice. Collections from patient fees receivable are generally deposited into depository bank accounts that the Company establishes and maintains.

The Company generally collects its service fees receivable from funds that are collected from patient fees receivable and deposited into depository bank accounts. This results in deferral of collection of a portion of the Company's service fees receivable until the related patient fees receivable that have been pledged to the Company are collected and the funds are deposited into a depository bank account. This deferral is generally for a period that averages less than 90 days, as patient fees receivable are generally collected within that period of time. The Company does not generally charge Affiliated Practices any interest on these deferred balances of service fees receivable. For newly-developed centers (which typically generate operating losses during their first 12 months of operations), the Company generally defers payment of a portion of its service fees relating to unreimbursed expenses over a five-year period that generally commences in the second year of the center's operations, and charges the Affiliated Practices interest on those deferred amounts at market rates. Under the Company's revenue recognition policy, those unreimbursed expenses are not recognized as revenue or recorded as service fees receivable until such revenue is collateralized by patient fees receivable pledged by Affiliated Practices. Pledged patient fees receivable which prove to be uncollectible have the effect of reducing the amount of service fees receivable collected by the Company.

In some cases, the Company assists Affiliated Practices in obtaining financing for their share of operating expenses by providing a guaranty of loans from a third-party lender. Information about amounts guaranteed by the Company is provided in Note 4.

RECEIVABLES

Service fees receivable represents the uncollected portion of the Company's fee revenue as calculated under the Company's revenue recognition policy. Under the terms of the Company's general form of Service Agreements, the Affiliated Practices pledge their patient fees receivable to the Company as collateral for the Company's service fees. The Company is generally responsible for billing and collection of the patient fees receivable, which are conducted in the name of the applicable Affiliated Practice. Collections are generally deposited into a depository bank account that the Company establishes and maintains. Service fees receivable does not include any service fees receivable relating to certain OrthAlliance affiliated practices that are parties to litigation pending against OrthAlliance and who have ceased remitting service fees to OrthAlliance. See
Note 3 for additional information about these practices.

The Company is exposed to credit risks of nonpayment of the Company's service fees by Affiliated Practices. The Company is also exposed to credit risks of nonpayment of patient fees receivable pledged as collateral for the Company's service fees, in that nonpayment of patient fees receivable may result in adjustment to the Company's service fees receivable if the Company does not seek recourse against the applicable Affiliated Practice for payment of the related service fees. The Company generally may seek recourse against an Affiliated Practice, and their assets, for nonpayment of the Company's service fees. However, for business reasons, the Company generally has not sought recourse against Affiliated Practices for nonpayment of service fees relating to uncollectible patient fees receivable unless their Service Agreement has terminated or been alleged to have terminated. The Company manages such credit risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for service fees receivable. Such provisions totaled approximately $701,000 for 2001, $373,000 for 2000 and $2.1 million for 1999, and have been within management's expectations.

                      Orthodontic Centers of America, Inc.

Collection of advances to Affiliated Practices is highly dependent on the Affiliated Practices' financial performance. Therefore, the Company is exposed to certain credit risk. However, management believes such risk is minimized by the Company's involvement in certain business aspects of the Affiliated Practices. Management evaluates the collectibility of these advances based upon a number of factors relevant to the Affiliated Practices, including recent new patient contract performance, active patient base and center cost structure. The Company has a history of collecting amounts due from Affiliated Practices.

SUPPLIES INVENTORY

Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis and represents the market value of supplies owned by the Company.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the original lease terms, which are generally 5 to 10 years. The related depreciation and amortization expense was $10.9 million in 2001, $8.2 million in 2000 and $6.5 million in 1999.

INTANGIBLE ASSETS

The Company generally affiliates with an existing orthodontic or pediatric dental practice by acquiring substantially all of the non-professional assets of the practice, either directly or indirectly through a stock purchase, and entering into a Service Agreement with the orthodontist or pediatric dentist and/or his or her professional corporation or other entity. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. The acquired assets generally consist of equipment, furniture, fixtures and leasehold interests. The Company records these acquired tangible assets at their fair value as of the date of acquisition, and depreciates or amortizes the acquired assets using the straight-line method over their useful lives. The remainder of the purchase price is allocated to an intangible asset, which represents the costs of obtaining the Service Agreement. In the event the Service Agreement is terminated, the related Affiliated Practice is generally required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value.

The Company may issue shares of its common stock as consideration when it acquires the assets of, and enters into Service Agreements with, existing practices. The Company values the shares of stock issued in these transactions at the average closing market price during a few days prior to the date on which the particular transaction is closed.

Service Agreements are amortized over the shorter of their term or 25 years. Amortization expense was $9.0 million in 2001, $7.0 million in 2000 and $5.7 million in 1999. Accumulated amortization was $29.7 million, $20.7 million and $13.7 million as of December 31, 2001, 2000 and 1999, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assessed long-lived assets for impairment under SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 2001. Under those rules, Service Agreements are included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable. The recoverability of Service Agreements is assessed periodically and takes into account whether the Service Agreements should be completely or partially written off or the amortization period accelerated based on management's estimate of future operating income over the remaining term of the Service Agreement. If a Service Agreement is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the Service Agreement exceeds its fair value using estimated cash flows on a discounted basis. See "New Accounting Pronouncements" below on the issuance of SFAS No. 144.

                      Orthodontic Centers of America, Inc.

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired or arising from the OrthAlliance merger on November 9, 2001. See Note 3 for a description of the OrthAlliance merger. Goodwill is not amortized but will be tested for impairment by applying a fair value concept. See "New Accounting Pronouncements" below on the issuance of SFAS No. 142.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.

INCOME TAXES

Income taxes are determined by the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

STOCK COMPENSATION ARRANGEMENTS

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock options granted to non-employees, primarily orthodontists, at fair value determined according to SFAS No. 123.

The Company accounts for the incentive plans implemented in connection with the OrthAlliance merger in accordance with Emerging Issues Task Force Issue No. 96-18 and Issue No. 00-18.

EARNINGS PER SHARE

The calculation of earnings per share is performed using the treasury stock method.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for such transactions. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company applied provisions of SFAS No. 141 and No. 142 in recording its business combination with OrthAlliance on November 9, 2001, and did not amortize goodwill arising from the

                      Orthodontic Centers of America, Inc.

combination in accordance with SFAS No. 142. On January 1, 2002, the Company will adopt SFAS No. 141 and No. 142, except for the provisions in SFAS 141 related to the business combination with OrthAlliance which was adopted on November 9, 2001. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of SFAS No. 142. However, based on a preliminary evaluation, the Company does not believe that its existing goodwill balance is currently impaired under the new standard. However, no assurances can be given regarding future impairment. The Company anticipates completing the initial evaluation by June 30, 2002, which is within the six month transition period allowed by the new standard upon adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The Company will adopt SFAS No. 144 on January 1, 2002, which management expects will not have a material impact on the Company's financial position or results of operations.

3.    BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, a newly-formed subsidiary of the Company merged with and into OrthAlliance, Inc. ("OrthAlliance"). As a result of the merger, OrthAlliance became a wholly-owned subsidiary of the Company. OrthAlliance provides management and consulting services to orthodontic and pediatric dental practices throughout the United States. In the merger, each share of OrthAlliance Class A and Class B common stock was exchanged for 0.10135 shares of the Company's common stock, with cash paid for fractional shares of the Company's common stock. The Company issued approximately 1.2 million shares of common stock with a total value of $32.3 million, based on the last sale price of the Company's common stock on the New York Stock Exchange on the day immediately preceding the merger ($26.05 on November 8, 2001). The Company also incurred approximately $4.2 million in merger-related expenses and assumed approximately $119.8 million of liabilities. The Company believes that the OrthAlliance merger provided a unique opportunity for the Company to expand and affiliate with a large number of quality orthodontic and pediatric dental practices at a single time.

The acquisition was accounted for using the purchase method of accounting. The results of operations of OrthAlliance subsequent to November 9, 2001 have been included in the Company's consolidated statements of income. The results of OrthAlliance do not include results of operations relating to Service Agreements with certain affiliated practices that are parties to litigation pending against OrthAlliance and have ceased remitting service fees to OrthAlliance (the "Excluded OrthAlliance Affiliated Practices"). See Note 12 for further discussion of litigation relating to OrthAlliance. The purchase price has been allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed based on their estimated fair values. These allocations are preliminary and, therefore, subject to change as the Company obtains more information and as certain pre-acquisition contingencies, particularly those related to litigation, are resolved. The purchase price allocation as of November 9, 2001 is as follows (in thousands):

      Current assets .....................     $ 21,423 *
      Property, equipment and improvements        3,876
      Intangible assets ..................       26,059
      Goodwill ...........................       71,782 **
      Other noncurrent assets ............       28,945 *
                                               ---------
      Total assets acquired ..............      152,085
                                               ---------
      Current liabilities ................      (48,161)
      Long-term debt
                                                (71,644)***
                                               ---------
      Net assets acquired ................     $ 32,280
                                               =========

                      Orthodontic Centers of America, Inc.

      -------------
      * Includes $7.2 million and $26.1 million of deferred income taxes in current assets and other noncurrent assets, respectively.

      **    Goodwill is expected not to be deductible for income tax purposes.

      *** Includes borrowings under OrthAlliance's revolving line of credit of $59.5 million, which the Company repaid in full at the completion of the merger using proceeds from the Company's bridge credit facility and revolving line of credit as discussed in Note 7.

Following the announcement of the merger agreement with OrthAlliance, a number of OrthAlliance's affiliated practices commenced litigation against OrthAlliance, alleging, among other things, that OrthAlliance breached the terms of their Service Agreements by failing to provide certain services and/or that certain provisions of their Service Agreements may be unenforceable. In determining the purchase price allocation, the Company has assigned no value to advances to affiliated practices, property, equipment and improvements, notes receivable, and Service Agreements relating to certain OrthAlliance affiliated practices that are parties to such pending litigation and have ceased paying service fees to OrthAlliance, because of the inherent uncertainties of the litigation process, the relatively early stages of these lawsuits and the recentness of the merger, all of which create uncertainties with respect to the recoverability of these assets. Also, the allocation does not reflect any proceeds that may be received by OrthAlliance from these affiliated practices in consideration for certain assets or termination of their Service Agreements. Therefore, the above estimated values are preliminary and may change as more facts become known. The assignment of no value to assets related to these affiliated practices does not reflect a belief by management that these lawsuits have merit or that the plaintiffs will ultimately prevail in these actions. In connection with the OrthAlliance merger, the Company acquired a liability for certain estimated additional merger-related costs that may be incurred by the Company, including estimated attorneys fees and legal expenses anticipated to be incurred in connection with these lawsuits. See Note 12 for further discussion of legal proceedings.

Intangible assets represent the costs of obtaining Service Agreements, pursuant to which the Company obtains the exclusive right to provide business operations, financial, marketing and administrative services to the Affiliated Practices during the term of the Service Agreements. The intangible assets are being amortized on a straight-line basis over the lives of the Service Agreements (up to 25 years), with a weighted-average life of 20 years. Part of the amortization generated by these intangible assets is not deductible for income tax purposes.

OrthAlliance's Service Agreements are with a professional corporation or other entity owned by an orthodontist or pediatric dentist. OrthAlliance's Service Agreements generally provide that the professional corporation or other entity is responsible for providing orthodontic or pediatric dental services and for hiring orthodontists or pediatric dentists. These Service Agreements also generally provide that OrthAlliance services are feasible only if the professional entity operates an active orthodontic or pediatric dental practice to which it and each orthodontist associated with the professional entity devotes their full time and attention. These Service Agreements also generally require that the professional entity enter into an employment agreement with the owner of the professional entity and other practitioners providing services in the respective practice. These employment agreements are generally for a term of five years, which generally automatically renew for one year terms unless earlier terminated. The weighted-average remaining life of the terms of the existing employment agreements is approximately 3 years. Under these employment agreements, the orthodontist or pediatric dentist may generally terminate their employment (subject to a covenant not to compete) following the initial term of the agreement by giving at least one year's prior written notice. Approximately five of OrthAlliance's affiliated practitioners formerly affiliated with New Image (not including nine of the Excluded OrthAlliance Affiliated Practices) may terminate their employment agreement prior to expiration of their term by giving at least one year's prior written notice and by paying a termination fee ranging from $300,000 to $1,000,000.

In connection with the OrthAlliance merger, the Company implemented seven incentive programs under which the Company offered shares of its common stock to orthodontists and pediatric dentists who were owners and employees of Affiliated Practices that are parties to Service Agreements with OrthAlliance. Participation in each of these programs was conditioned upon execution of either a participation agreement or an amendment to the

                      Orthodontic Centers of America, Inc.

Affiliated Practices' respective Service Agreement and employment agreement. See
Note 9 for further discussion on these incentive programs.

In connection with the OrthAlliance merger, the Company acquired liabilities for estimated employee severance and for operating lease agreements expected to be terminated. The severance accrual relates to approximately 30 OrthAlliance corporate employees. The operating lease payment accrual relates to facility leases assumed by the Company for facilities that have been vacated. Amounts accrued represent management's estimates of the cost to exit these leases.

Components and activity in 2001 for the liabilities assumed are as follows:


                                                BEGINNING     CHARGES AND    DECEMBER 31,
                                                 BALANCE      ADJUSTMENT        2001
                                                 -------      ----------        ----
                                                            (in thousands)
      Accrued severance liability .....          $2,948          $369          $2,579

      Accrued operating facility leases          $1,257          $ 54          $1,203
                                                                               ------
                                                                               $3,782
                                                                               ======


At December 31, 2001, the balance of these accrued liabilities for severance and operating facility leases of approximately $3.8 million is included in "accrued salaries and other accrued liabilities" on the Company's Consolidated Balance Sheets.

The following summarized unaudited pro forma income statement data reflects the impact that the OrthAlliance merger would have had on 2001 and 2000, had the acquisition taken place at January 1, 2000 (in thousands, except per share data):

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                       ----------------------
                                                                                          2001*        2000*
                                                                                       ----------   ---------
                                                                                             (unaudited)
    Fee revenue...............................................................         $  423,572   $ 349,200
    Income before cumulative effect of changes in accounting principles.......         $   67,003   $  54,315
    Net income................................................................         $   67,003   $   3,739

    Diluted earnings per share before cumulative effect of changes in
      accounting principles...................................................         $     1.30   $    1.06
    Cumulative effect of changes in accounting principles, net of income tax
      benefit, per share......................................................         $     1.30   $   (0.99)
    Diluted earnings per share................................................         $     1.30   $    0.07


      -------------------------

      * These pro forma results do not include results of operations relating to Service Agreements with the Excluded OrthAlliance Affiliated Practices. See Note 12 for further discussion on litigation involving OrthAlliance.

The pro forma results include changes in amortization of the intangibles, property, equipment and improvements resulting from the purchase price allocation, and interest expense on debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the OrthAlliance merger had been completed as of January 1, 2000, nor are they necessarily indicative of future consolidated results.

                      Orthodontic Centers of America, Inc.

4.    TRANSACTIONS WITH AFFILIATED PRACTICES

The following table summarizes the Company's finalized agreements with Affiliated Practices to obtain Service Agreements and to acquire other assets for the years ended December 31, 2001, 2000 and 1999:

                             TOTAL          NOTES
                          ACQUISITION      PAYABLE                            SHARE VALUE        COMMON STOCK
                             COSTS         ISSUED         REMAINDER        (AT AVERAGE COST)     SHARES ISSUED
                             -----         ------         ---------        -----------------     -------------
     2001*........       $44,859,000     $  450,000     $  15,776,000         $28,633,000          1,258,000
     2000.........        34,220,000      1,255,000        28,246,000           4,719,000            227,000
     1999.........        21,700,000      3,600,000        17,190,000             910,000             80,000

-----------------

* See Note 3 for further discussion on the business combination with OrthAlliance on November 9, 2001.

Advances to Affiliated Practices totaled $31.7 million and $16.7 million at December 31, 2001, and 2000, respectively. Of the advances at December 31, 2001, approximately $3.8 million was to Affiliated Practices that generated operating losses during the three months ended December 31, 2001 and $9.4 million was to Affiliated Practices in international locations. Of the advances to Affiliated Practices at December 31, 2000, approximately $1.2 million was to Affiliated Practices that generated operating losses during the three months ended December 31, 2000 and $6.2 million was to Affiliated Practices in international locations. As of December 31, 2001, the Company had established an allowance for uncollectible amounts of $9.0 million for advances to the Excluded OrthAlliance Affiliated Practices, which are parties to pending litigation and have ceased paying service fees to OrthAlliance, because of the inherent uncertainties of the litigation process, the relatively early stages of these lawsuits and the recentness of the merger, all of which create uncertainties with respect to the recoverability of these assets.

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as the practices in the centers begin to build a patient base. These newly developed centers have typically begun to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements for newly developed orthodontic centers, the Company has entered into an agreement with a financial institution under which (i) the financial institution finances these operating losses and capital improvements directly to the Affiliated Practice, subject to the financial institution's credit approval of the Affiliated Practice, and (ii) the Company remains a guarantor of the related debt. At December 31, 2001 and 2000 the Company was a guarantor for approximately $1.9 million and $2.5 million, respectively, of loans under this arrangement. Of these amounts, approximately $0.1 million and $0.2 million related to Affiliated Practices that generated operating losses during the three months ended December 31, 2001 and 2000, respectively.

In connection with the merger with OrthAlliance, the Company acquired promissory notes from certain of OrthAlliance's Affiliated Practices that are payable to OrthAlliance. Generally, principal and accrued interest under these promissory notes are payable in monthly installments, with interest accruing at prime plus 1% per year. Generally, these notes have maturity dates ranging from three to five years, are unsecured and are personally guaranteed by the respective practitioners. As of December 31, 2001, the amount due from these Affiliated Practices was $2.5 million.

                      Orthodontic Centers of America, Inc.

5.    OTHER ASSETS AND CURRENT LIABILITIES


                                                                            DECEMBER 31,
                                                                     -----------------------
                                                                      2001            2000
                                                                     -------          ------
      (in thousands)
            Other assets:
              Notes receivable ............................          $ 2,487          $   --
              Deposits ....................................            3,522           1,522
              Other assets ................................              164             359
                                                                     -------          ------
                                                                     $ 6,173          $1,881
                                                                     =======          ======

            Accounts payable:
              Accounts payable ............................          $ 7,329          $3,058
              Bank overdraft ..............................            3,992           4,797
                                                                     -------          ------
                                                                     $11,321          $7,855
                                                                     =======          ======

            Accrued salaries and other accrued liabilities:
              Accrued salaries and payroll taxes ..........          $ 3,648          $1,544
              Accrued accounting and legal fees ...........            5,894              --
              Accrued severance liability .................            2,579              --
              Accrued operating facility leases ...........            1,203              --
              Accrued vacation and sick ...................            1,683             370
              Accrued rent ................................            1,979           1,885
              Other accrued liabilities ...................            1,156             255
                                                                     -------          ------
                                                                     $18,142          $4,054
                                                                     =======          ======


6.    PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following (in thousands):

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
      Leasehold improvements .......................          $ 61,784          $ 51,408
      Furniture and fixtures .......................            60,995            44,916
      Other equipment ..............................               192               155
      Centers in progress ..........................             6,947             7,408
                                                              --------          --------
                                                               129,918           103,887
      Less accumulated depreciation and amortization            38,075            27,201
                                                              --------          --------
                                                              $ 91,843          $ 76,686
                                                              ========          ========

Depreciation expense was $10.9 million and $8.2 million for the years ended December 31, 2001 and 2000, respectively.

                      Orthodontic Centers of America, Inc.

7.    LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following (in thousands):


                                                                              DECEMBER 31,
                                                                             -------------
                                                                          2001             2000
                                                                        --------          -------
      Senior Credit Facility (see discussion below) ..........          $ 69,000          $57,466


      Senior Bridge Credit Facility (see discussion below) ...            50,000               --


      Notes payable to Affiliated Practices, interest rates
      from 7 to 8%, with maturity dates ranging from 2002 to
      2003, unsecured ........................................             2,909               --


      Notes payable to affiliates of Goldman Sachs, fixed rate
      of 9%, with maturity dates ranging  from 2002 to 2003 ..             3,976               --


      Notes payable to Affiliated Practices, interest rates
      from 6 to 10%, with maturity dates ranging from 2002 to
      2005, unsecured ........................................             8,715            3,535
                                                                        --------          -------
                                                                         134,600           61,001
      Less current portion ...................................             4,036            2,426
                                                                        --------          -------
                                                                        $130,564          $58,575
                                                                        ========          =======

The aggregate maturities of long-term debt, excluding the credit facilities, as of December 31, 2001 for each of the next five years are as follows (in thousands): 2002--$4,036; 2003--$6,783; 2004--$3,740; 2005--$1,041, and
2006--$0.

On November 9, 2001, the Company amended its syndicated $100.0 million revolving line of credit (the "Senior Credit Facility") to allow for the OrthAlliance merger. Borrowings under the Senior Credit Facility were used to refinance certain existing indebtedness, finance certain acquisitions of assets of existing Affiliated Practices, provide working capital, and repay a portion of OrthAlliance's revolving line of credit, as further discussed below. These borrowings are secured by security interests in the Company's ownership interests in its operating subsidiaries. As of December 31, 2001, outstanding borrowings under the Senior Credit Facility were $69.0 million, comprised of $54.0 million in U.S. dollars and $15.0 million in Japanese yen (converted to U.S. dollars). The Senior Credit Facility provides for an interest rate based on LIBOR, plus the Applicable Margin, as defined in the Senior Credit Facility. The weighted-average interest rate outstanding on the Senior Credit Facility as of December 31, 2001 and 2000 was 4.0% and 6.27%, respectively. The Company also pays a quarterly commitment fee ranging from 0.25% to 0.375% per annum of the unused portion of available credit under the Senior Credit Facility.

Also on November 9, 2001, the Company obtained a $50.0 million bridge credit facility (the "Bridge Credit Facility"), under which $50.0 million was immediately borrowed and was still outstanding as of December 31, 2001. Proceeds from the Bridge Credit Facility and certain of the proceeds from the Senior Credit Facility were used to repay the total outstanding balance under OrthAlliance's revolving line of credit of $59.5 million at the completion of the merger. Upon repayment of the outstanding balance, OrthAlliance's revolving line of credit was terminated. The Company has the right, upon written notice at least 30 days prior to November 9, 2002, to extend the Bridge Credit Facility to October 7, 2003. The Company anticipates that it will either repay a portion of the Bridge Credit Facility through cash flow from operations, enter into a new long-term financing arrangement to replace the Bridge Credit Facility, or extend the term on the Bridge Credit Facility to October 2003. If the Company exercises its right to extend the facility until October 2003, the interest rates shall accrue as follows:

            Time Period                          Interest Rate
            -----------                          -------------
            October 2002 - January 21, 2003          10.00%
            February 1, 2003 - April 30, 2003        10.50%
            May 1, 2003 - July 31, 2003              11.00%
            August 1, 2003 - October 7, 2003         11.50%

                      Orthodontic Centers of America, Inc.

The Company is presently reviewing its projections for cash needs and the possibility of obtaining a new long-term financing arrangement providing more favorable interest rates and terms. The Bridge Credit Facility presently provides for an interest rate based on LIBOR, plus the Applicable Margin, as defined in the Bridge Credit Facility. The interest rate on this facility was 4.15% as of December 31, 2001.

The Senior Credit Facility and the Bridge Credit Facility require the Company to maintain certain financial and nonfinancial covenants under the terms of the agreements, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. The Senior Credit Facility and the Bridge Credit Facility also restricts certain activities of the Company, including the payment of any cash dividends. At December 31, 2001, the Company was in compliance with the covenants and restrictions of the Senior Credit Facility and the Bridge Credit Facility.

At December 31, 2001, the Company also had a $3,000,000 line of credit with a financial institution, of which none was outstanding. The line of credit is available for general working capital needs, the development of new orthodontic centers and the acquisition of assets from existing orthodontic centers. The Company is required to maintain certain financial covenants under the terms of this line of credit. The line of credit agreement also restricts certain activities of the Company, including limiting the declaration of dividends to current earnings. At December 31, 2001, the Company was in compliance with the covenants and restrictions of the agreement.

As part of the merger with OrthAlliance, the Company assumed notes payable to certain Affiliated Practices and to affiliates of Goldman Sachs. Total notes payable assumed from OrthAlliance was $14.4 million at December 31, 2001.

8.    LEASES

Facilities for the Company's Affiliated Practices and administrative offices are generally rented under long-term leases accounted for as operating leases. The original lease terms are generally 5 to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future rental commitments as of December 31, 2001 are as follows (in thousands):

        2002....................    $ 22,499
        2003....................      13,438
        2004....................       7,836
        2005....................       2,524
        2006....................       1,673
        Thereafter..............       2,587
                                    --------
        Total...................    $ 50,557
                                    ========

Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------
                                      2001               2000               1999
                                    --------           --------           --------
      Minimum rentals ....          $ 19,896           $ 15,589           $ 13,769
      Additional rentals .            11,129              8,521              5,014
      Sublease income ....              (157)              (137)              (159)
                                    --------           --------           --------
                                    $ 30,868           $ 23,973           $ 18,624
                                    ========           ========           ========

                      Orthodontic Centers of America, Inc.

9.    BENEFIT PLANS

EMPLOYEE AND DIRECTOR STOCK OPTION PLANS AND WARRANTS

The Company has reserved 3,400,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the "Incentive Option Plan"). Options may be granted to officers, directors and employees of the Company for terms not longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal installments beginning two years after the grant date and expire 10 years after the grant date. At December 31, 2001, 451,944 shares were available for issuance under the Incentive Option Plan.

The Company has reserved 600,000 of the authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on the first trading date each year to each non-employee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after the grant date and expire 10 years after the grant date, unless canceled sooner due to termination of service or death. At December 31, 2001, 564,065 shares were available for issuance under the Director Option Plan.

As a result of the merger with OrthAlliance, holders of stock options granted under OrthAlliance's stock option plans and holders of warrants to purchase shares of OrthAlliance's common stock became eligible to exercise those options and warrants for shares of the Company's common stock. The number of shares subject to those options and warrants, and their exercise price, were adjusted based on the exchange ratio in the merger of 0.10135.

At December 31, 2001, options to purchase 116,640 shares of the Company's common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance's Amended and Restated 1997 Employee Stock Option Plan ("OrthAlliance 1997 Employee Plan"), and options to purchase 14,189 shares of the Company's common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance's 2000 Employee Stock Option Plan ("OrthAlliance 2000 Employee Plan"). Options granted under the OrthAlliance 1997 Employee Plan and the OrthAlliance 2000 Employee Plan vest after being held for one to five years, are exercisable in whole or in installments and expire ten years from date of grant. As a result of the merger with OrthAlliance, holders of stock options granted under the OrthAlliance 2000 Employee Plan and the OrthAlliance 1997 Employee Plan became eligible to exercise those options for shares of the Company's common stock upon the receipt of written notice of the right to such options. Any option not exercised within 90 days from such notice will terminate unless sooner terminated by such plan or applicable option agreement. These stock options are expected to terminate, unless earlier exercised, by the end of the second quarter of 2002. The options were issued with exercise prices equal to the market price of OrthAlliance's common stock price at the date of grant. The Company does not intend to grant any additional options under the OrthAlliance 1997 Employee Plan or OrthAlliance 2000 Employee Plan.

At December 31, 2001, options to purchase 29,898 shares of the Company's common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance's 1997 Director Stock Option Plan ("OrthAlliance Director Plan"). Options granted under the OrthAlliance Director Plan vest after being held for one year, are exercisable in whole or in installments, and expire ten years from the date of grant. As a result of the merger with OrthAlliance, holders of stock options granted under the OrthAlliance Director Plan became eligible to exercise those options for shares of the Company's common stock upon the receipt of written notice of the right to such options. Any option not exercised within 90 days from such notice will terminate unless sooner terminated by such plan or applicable option agreement. These stock options are expected to terminate, unless earlier exercised, by the end of the second quarter of 2002. The options were issued with exercise prices equal to the market price of OrthAlliance's common stock at the date of grant. The Company does not intend to grant any additional options under the OrthAlliance Director Plan.

                      Orthodontic Centers of America, Inc.

In connection with OrthAlliance's initial public offering in 1997, OrthAlliance granted warrants to purchase shares of OrthAlliance's common stock. The vesting periods for those warrants ranged from immediate to one year and expire five years from the date of grant. Certain of these warrants have incidental registration rights pursuant to which the Company is obligated to use reasonable efforts to register the shares of common stock issued upon their exercise if the Company initiates a public offering and files a registration statement in connection therewith, excluding the registration of shares issued pursuant to an employee stock purchase or option plan or an acquisition or proposed acquisition by the Company. At December 31, 2001, warrants to purchase 55,096 shares of the Company's common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

                                                   2001               2000               1999
                                                 --------           --------           --------
      Risk-free interest rate .........              6.30%              6.52%              6.25%
      Dividend yield:
         Volatility factor ............             0.535              0.553              0.505
         Weighted-average expected life        5.53 years         6.43 years         6.65 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the option's vesting period. Had the Company's stock-based compensation plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts (before the effect of the change in accounting principle in 2000) indicated below (in thousands, except per share data):

                                                2001                2000                1999
                                             ----------          ----------          ----------
      Pro forma net income ........          $   59,733          $   46,467          $   44,431
      Pro forma earnings per share:
         Basic ....................          $     1.21          $     0.96          $     0.93
         Diluted ..................          $     1.19          $     0.93          $     0.91

EMPLOYEE STOCK PURCHASE PLANS

The Company has reserved 200,000 of the authorized shares of its common stock for issuance under the Company's 1996 Employee Stock Purchase Plan (the "Employee Purchase Plan"), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum number of whole shares of common stock at a price per share equal to 85% of the closing price of the common stock as reported on the New York Stock Exchange on the applicable purchase date or the first trading date of the year, whichever is lower.

In 1997, the Company implemented the Orthodontic Centers of America, Inc. 1997 Key Employee Stock Purchase Plan (the "Key Employee Purchase Plan") to encourage ownership of the Company's common stock by executive officers and other key employees of the Company and thereby align their interests with those of the Company's

                      Orthodontic Centers of America, Inc.

shareholders. In 1997, 295,000 shares of the Company's common stock were purchased under the Key Employee Purchase Plan. In connection with the Key Employee Purchase Plan, the Company financed the purchase price of each participating employee who purchased shares of the Company's common stock pursuant to the Key Employee Purchase Plan. The Company's Co-Chief Executive Officers were to personally finance 50% of the purchase price for such shares on terms comparable to loans from the Company for 50% of the purchase price; however, the Company financed all of the purchase price. These loans were evidenced by promissory notes bearing interest at 6.01% per annum, and were full recourse obligations of the employees that were secured by a pledge of all of the shares of the Company's common stock acquired by the employees in connection with the loans. These loans have been recorded as a capital contribution to the Company. At December 31, 2001, approximately $488,000 of these loans were outstanding to employees who were still participating in the Key Employee Purchase Plan. These loans were recorded as due from key employees, which is a contra-account that reduces shareholders' equity. In addition, at December 31, 2001, $1.0 million of loans to a former employee under the Key Employee Purchase Plan, which were assumed in October 1999 by the Company's then Co-Chief Executive Officers, remained outstanding. These loans were reclassified at December 31, 2001 to prepaid expenses and other assets from capital contributions receivable from shareholders as the amount are due in 2002.

ORTHODONTIST STOCK OPTION PLANS

 The Company has reserved 2,000,000 of the authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (the "Orthodontist Option Plan"). Options may be granted to orthodontists who own an orthodontic entity which has a service or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after grant date and expire 10 years after grant date. At December 31, 2001, 1,016,909 shares were available for issuance under the Orthodontist Option Plan. Expense of approximately $593,000, $110,000 and $410,000 has been recognized for the Orthodontist Option Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

As a result of the merger with OrthAlliance, holders of stock options granted under OrthAlliance's stock option plans and holders of warrants to purchase shares of OrthAlliance's common stock became eligible to exercise those options and warrants for shares of the Company's common stock. The number of shares subject to those options and warrants, and their exercise price, were adjusted based on the exchange ratio in the merger of 0.10135.

OrthAlliance had two existing stock option plans available to its affiliated practitioners at the time of the OrthAlliance merger. At December 31, 2001, options to purchase 9,817 shares of the Company's common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance's 1999 Orthodontist Stock Option Plan ("OrthAlliance 1999 Orthodontist Plan"), and options to purchase 8,849 shares of the Company's common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance's 1997 Orthodontist Stock Option Plan ("OrthAlliance 1997 Orthodontist Plan"). Options granted under the OrthAlliance 1997 Orthodontist Plan and OrthAlliance 1999 Orthodontist Plan vest at grant, are exercisable in whole or in installments and expire five years and three years, respectively, from the grant date. The Company does not intend to grant any additional options under the OrthAlliance 1999 Orthodontist Plan or OrthAlliance 1997 Orthodontist Plan.

In connection with the merger with OrthAlliance, the Company implemented seven incentive programs under which shares of the Company's common stock could be granted to orthodontists and pediatric dentists who were owners and employees of professional entities that were parties to service, management service or consulting agreements with OrthAlliance and its subsidiaries. Participation in each of the programs was conditioned upon, among other things, execution of either a participation agreement or an amendment to the service, management service or consulting agreement and employment agreement and completion of the merger with OrthAlliance. None of the practitioners met the eligibility requirements to participate in the OrthAlliance Stockholder Bonus Program, High Participation Bonus Program, Conversion Incentive Program, or the Doctors Trust Program. The three programs for

                      Orthodontic Centers of America, Inc.

which certain eligible practitioners elected to participate are the Stock Pool Program, Target Stock Program and the OrthAlliance Stockholder Value Program.

To be eligible to participate in the Stock Pool Program, the OrthAlliance affiliated practitioners must have entered into an amendment to their service, management service or consulting agreement or new business services agreement with the Company and amend their employment agreement by September 30, 2001. There were 62 participants at December 31, 2001 who were eligible to be granted a total of 141,874 shares of the Company's common stock. The number of shares to be granted to each participant was based on the amount of service fees paid to OrthAlliance or its subsidiaries, the number of months that they had been a party to a service, management service or consulting agreement with OrthAlliance or its subsidiaries and the date on which they entered into the amendments or new business services agreements. Shares are issuable in three annual installments, with one-third of the shares to be issued following each of the first, second and third anniversaries of the completion of the merger if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that anniversary is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the completion of the merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the third anniversary of the merger, then the installment of shares would be issuable at that time.

To be eligible to participate in the Target Stock Program, the OrthAlliance affiliated practitioners must have entered into an amendment to their service, management service or consulting agreement or new business services agreement and amend their employment agreement prior to the merger. Under the Target Stock Program, the participants could be granted shares of the Company's common stock, or a promissory note, with a value equal to three times 70% of the amount of service fees that their respective professional entities paid OrthAlliance or its subsidiaries during the 12 months prior to completion of the merger, provided that the amount of service fees they pay in the third year following completion of the merger is at least 70% greater than that amount. If the service fees increase by less than 70%, then the participant will receive a pro rata amount of shares of the Company's common stock, or a promissory note. At December 31, 2001, there were 53 participants in the program. Under the program, the number of shares to which a participant may be entitled is based upon the market price of the Company's common stock near the third anniversary of the OrthAlliance merger. The total potential dollar value of the Company's common stock that may be issued under the program is approximately $20.6 million. Shares are issuable in four annual installments, with one-fourth of the shares to be issued following each of the fifth, sixth, seventh and eighth anniversaries of the completion of the merger if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that anniversary is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the completion of the merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the eighth anniversary of the merger, then the installment of shares would be issuable at that time.

To be eligible to participate in the OrthAlliance Stockholder Value Program, the OrthAlliance affiliated practitioners must have entered an addendum to their service, management service or consulting agreements with OrthAlliance and its subsidiaries by December 31, 2001, in which they agreed to use the Company's systems upon completion of the merger, or have entered into an amendment to their service, management service or consulting agreement or new business services agreements and an amendment to their employment agreements by September 30, 2001, and have received shares of OrthAlliance common stock as 50% or more of the consideration paid to them in connection with their initial affiliation with OrthAlliance or one of its subsidiaries. Under the OrthAlliance Stockholder Value Program, the participants were granted a base amount of 2,000 shares of the Company's common stock and an additional number of shares of the Company's common stock based on the amount of service fees paid to OrthAlliance or its subsidiary during the 12 months ended March 31, 2001 and the amount of consideration paid to such participant in connection with his or her original affiliation with OrthAlliance or its subsidiary. At December 31, 2001, there were 24 participants who were eligible to be granted a total of 220,094 shares of the Company's common stock. Shares are issuable in four annual installments, with one-fourth of the shares to be issued

                      Orthodontic Centers of America, Inc.

following each of the second, third, fourth and fifth anniversaries of the completion of the merger if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that anniversary is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the completion of the merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the fifth anniversary of the merger, then the installment of shares would be issuable at that time.

STOCK PURCHASE PROGRAM

Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company. Under the program, a participating orthodontist contractually commits, generally at the time they enter into a Service Agreement, to purchase a certain amount of the Company's common stock over a period of years. Shares under the program are purchased over a period of 12 years, with payments and issuance beginning two years after the participating orthodontist commits to purchase the shares. There are restrictions on transfer of shares purchased under this program, which lapse as to 2% of the shares in years 3, 4, and 5 following the commitment to purchase, as to 26% of the shares in year 6, as to 2% of the shares in years 7 and 8, as to 30% of the shares in year 9, as to 2% of the shares in years 10 and 11 and as to 30% of the shares in year 12.

During the year ended December 31, 2001, 28,190 shares of the Company's common stock were issued under the program, and participating orthodontists had committed to purchase a total of 1,828,742 shares of the Company's common stock under the program at December 31, 2001.

SUMMARY OF OUTSTANDING OPTIONS AND WARRANTS

A summary of the Company's stock option and warrant activity, and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                  2001                        2000                       1999
                                         -----------------------     ----------------------      ---------------------
                                           SHARES       WEIGHTED     SHARES        WEIGHTED      SHARES      WEIGHTED
                                         SUBJECT TO      AVERAGE     SUBJECT        AVERAGE      SUBJECT     AVERAGE
                                          OPTIONS/      EXERCISE        TO         EXERCISE         TO       EXERCISE
                                          WARRANTS        PRICE      OPTIONS         PRICE       OPTIONS       PRICE
                                          --------        -----      -------         -----       -------       -----
Options outstanding at beginning of
   year.............................     3,857,414    $   12.28     4,333,585       $  11.63    3,272,886     $ 10.72
Options granted during year.........       475,128        15.35       302,466          15.33    1,254,018       14.26
Existing OrthAlliance options and
   warrants.........................       234,489        75.93           N/A           N/A          N/A         N/A
Options exercised during year.......      (868,000)       12.50      (479,473)         10.49     (122,775)       4.87
Options forfeited during year.......      (230,210)       14.31      (299,164)         15.25      (70,544)      17.42
                                          --------                   --------                     -------
Options and warrants outstanding at
   end of year......................     3,468,821        16.77     3,857,414           12.28   4,333,585       11.63
                                         =========                  =========                   =========
Options and warrants exercisable at
   end of year......................     1,794,260        18.47     2,242,142          10.26    1,664,468       10.21
                                         =========                  =========                   =========
Weighted average fair value of
   options granted during the year..                  $   11.50                     $  11.31                  $  9.26

                      Orthodontic Centers of America, Inc.

The shares of the Company's common stock subject to options and warrants at December 31, 2001 were in the following exercise price ranges:

                                        OPTIONS AND WARRANTS OUTSTANDING            OPTIONS AND WARRANTS EXERCISABLE
                                ------------------------------------------------    ---------------------------------
                                                      AVERAGE                           NUMBER OF         WEIGHTED
                                    NUMBER OF       CONTRACTUAL      WEIGHTED            SHARES            AVERAGE
                                SHARES SUBJECT TO       LIFE          AVERAGE          SUBJECT TO         EXERCISE
EXERCISE PRICE                  OPTIONS/WARRANTS      (YEARS)     EXERCISE PRICE    OPTIONS/WARRANTS        PRICE
--------------                  ----------------      -------     --------------    ----------------        -----
$2.75 - $4.75..............          719,000             3.00        $  3.09            735,235            $  3.10
$5.22 - $11.00.............           86,000             4.37           7.62             81,519               7.10
$11.19 - $16.56............        1,318,000             6.57          13.43            725,082              12.89
$16.75 - $24.29............        1,055,000             6.66          18.77             35,326              19.15
$25.00 - $33.13............          104,000             7.70          29.60             21,421              31.46
$56.12 - $144.30...........          187,000             1.65          80.62            195,677              99.88

DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee's contribution to the plan, up to a maximum of $600 per year. Plan expense totaled $22,000, $45,000 and $59,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

At the date of the merger, OrthAlliance sponsored a 401(k) plan for all eligible, non-highly compensated employees with at least twelve months of employment with OrthAlliance. The plan does not provide for Company matching contributions.

10.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows:

                                                                  DECEMBER 31,
                                                           ------------------------
                                                              2001          2000
                                                           ---------    -----------
                                                                (in thousands)
      Deferred tax liabilities:
        Intangible assets............................     $   (3,243)   $   (14,633)
        Other........................................            (20)          (769)
                                                           ---------    -----------
      Total deferred tax liabilities.................         (3,263)       (15,402)
                                                           ---------    -----------
      Deferred tax assets:
        Service fees receivable......................         59,957         41,410
        Accrued liabilities..........................          3,245             --
        Foreign currency.............................          1,129             --
                                                           ---------    -----------
      Total deferred tax assets......................         64,331         41,410
                                                           ---------    -----------
      Net deferred tax asset (liability).............      $  61,068    $    26,008
                                                           =========    ===========

Components of the provision (benefit) for income taxes (before the tax effect of the change in accounting in 2000) were as follows:

                                               YEAR ENDED DECEMBER 31,
                                    2001                2000                1999
                                  -------              -------             -------
                                                   (in thousands)
      Current...........          $38,034              $36,341             $26,933
      Deferred..........             (961)              (7,792)              1,273
                                  -------              -------             -------
      Total.............          $37,073              $28,549             $28,206
                                  =======              =======             =======

                      Orthodontic Centers of America, Inc.

The reconciliation of income tax computed at the federal statutory rates to the provision for income taxes (before the tax effect of the change in accounting in 2000) is:

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                            2001            2000            1999
                                                            -------        -------         -------
                                                                       (in thousands)
      Tax at federal statutory rates...............         $34,372        $25,551         $25,237
      Other, primarily state income taxes..........           2,701          2,998           2,969
                                                            -------        -------         -------
      Total........................................         $37,073        $28,549         $28,206
                                                            =======        =======         =======

11.   EARNINGS PER SHARE

The following table sets forth the components of the basic and diluted net income (loss) per share calculations.

                                                                               YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                           2001          2000          1999
                                                                       -----------   ----------    ---------
                                                                                    (in thousands)
     Numerator:

       Income before cumulative effect of accounting change
          for basic and diluted earnings per share..........           $    61,134   $  47,722     $  46,514
       Cumulative effect of changes in accounting
          principles, net of income tax benefit.............                    --     (50,576)         (678)
                                                                       -----------   ----------    ---------
       Numerator for basic and diluted earnings per share...           $    61,134   $  (2,854)    $  45,836
                                                                       ===========   =========     =========
     Denominator:
       Denominator for basic earnings per share.............           $    49,235   $   48,412    $  47,998
       Effect of dilutive securities........................                 1,203        1,433          645
                                                                       -----------   ----------    ---------
       Denominator for diluted earnings per share...........           $    50,438   $   49,845    $  48,643
                                                                       ===========   ==========    =========

12.   COMMITMENTS AND CONTINGENCIES

On May 12, 2000, two plaintiffs filed an action against the Company, in which they alleged that the Company breached an agreement to settle an earlier lawsuit by one of these plaintiffs regarding a proposed, but never completed, affiliation with that plaintiff, and that the Company fraudulently induced the plaintiff to settle the earlier lawsuit. The plaintiffs sought specific enforcement of the settlement agreement and unspecified compensatory and punitive damages and attorneys' fees. A trial in this action was completed on March 13, 2002, and a judgment was rendered in favor of the plaintiffs, who were awarded compensatory and punitive damages and attorneys fees. The Company believes that it has meritorious grounds to support post-trial motions and an appeal challenging these results, and intends to file such motions and appeal. The Company also believes that it has adequately reserved for the estimated outcome of this lawsuit. The Company believes that the estimated outcome of this lawsuit will not have a material adverse effect on the Company's financial position and results of operations.

On October 17, 2000, the Company filed an action against a former employee whose employment was terminated for cause, in which the Company alleged that the former employee breached the terms of his employment agreement and failed to satisfy a condition to the Company's performance under the employment agreement by failing and refusing to affiliate his orthodontic practice with the Company. In the action, the Company seeks a declaratory judgment that the former employee's failure to satisfy this condition precedent relieves the Company of any obligations under the employment agreement, that the termination of employment for cause and the former employee's failure to recruit a minimum number of affiliated orthodontists relieves the Company from any obligation to pay certain incentive compensation under the employment agreement and that, if the former employee is found to be entitled to incentive compensation, it should take the form of stock options rather than shares of the Company's common stock. The Company also seeks repayment with interest of about $2.3 million that it loaned to the former employee, about $1.4 million that it paid to a lender as guarantor of a loan to the former employee and about $1.0 million that it advanced on the former employee's behalf to lease, improve and equip a training center and orthodontic office. On November 1, 2000, the former employee filed a counterclaim against the Company, in which he alleged that the Company breached the terms of the employment agreement and an alleged oral agreement or modification to the employment agreement to convert about $3.0 million in loans to an interest-free basis and, at

                      Orthodontic Centers of America, Inc.

his option, compensation, and to waive his obligation to affiliate his practice with the Company. The former employee seeks an unspecified amount of damages or 940,000 shares of the Company's common stock. A trial in this action has been scheduled to begin in April 2002.

On April 9, 2001, an action was filed against the Company and Bartholomew F. Palmisano, Sr., our Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., our Chief Operating Officer, and Dr. Gasper Lazzara, Jr., our former Chairman of the Board, in which the plaintiff alleged that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly recognizing revenue in violation of generally accepted accounting principles and SEC disclosure requirements and by allegedly making false and misleading statements about the Company's financial results and accounting. On May 17, 2001, May 17, 2001 and June 13, 2001, three similar actions were filed by other plaintiffs against the Company and the other defendants. Each of these actions purported to be filed as a class action on behalf of the plaintiff and other purchasers of shares of our common stock from April 27, 2000 through March 15, 2001. In each of these actions, the plaintiff sought unspecified compensatory damages, interest and attorneys' fees. On June 27, 2001, the court consolidated these actions into one matter. On December 18, 2001, the court entered an order naming lead plaintiffs. On February 25, 2002, the lead plaintiffs filed a consolidated amended complaint that named W. Dennis Summers, one of the Company's directors and former Interim President and Chief Executive Officer of OrthAlliance, as an additional defendant and purported to extend the class period for the action through February 7, 2002. In the amended complaint, the lead plaintiffs alleged, in addition to the prior allegations, that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements about the OrthAlliance merger and the status of litigation between OrthAlliance and certain of its affiliated practices.

Approximately 56 of OrthAlliance's affiliated practitioners and/or their professional corporations have filed actions against OrthAlliance that are currently pending in courts in a number of states. In these lawsuits, the plaintiffs have generally alleged that OrthAlliance breached their respective service, management service or consulting agreements with OrthAlliance, and that these agreements and the employment agreements between the practitioners and their professional corporations violate state laws prohibiting fee splitting and the corporate practice of dentistry. Certain of the plaintiffs have also alleged that OrthAlliance fraudulently induced the plaintiffs to enter into the service, management service or consulting agreements, that OrthAlliance breached a fiduciary duty allegedly owed to the plaintiffs and that OrthAlliance has been unjustly enriched under these agreements. The plaintiffs seek, among other things, actual or compensatory damages, an accounting of fees paid to OrthAlliance under their service, management service and consulting agreements and a recovery of amounts improperly paid, a declaratory judgement that their service, management service or consulting agreements and their employment agreements (including the covenants not to compete) are illegal or against public policy and therefore void and unenforceable, a declaratory judgment that the service, management service and consulting agreements are not assignable by OrthAlliance, rescission of those agreements, an award of attorneys fees and, in some cases, punitive damages. In one of the lawsuits, the plaintiffs also seek to revoke amendments to their respective employment agreements and service, management service or consulting agreements, which they executed in connection with the OrthAlliance merger, and to form a class of other OrthAlliance affiliated practices that entered into similar amendments in connection with the merger. The plaintiffs in this lawsuit also allege that they were wrongfully induced into signing the amendments based on misrepresentations about the Company's business model and common stock and the benefits of being affiliated with the Company, and that the amendments were revocable until after the effective date of a registration statement relating to various incentive programs that the Company offered to OrthAlliance affiliated practices. OrthAlliance has filed counterclaims against the plaintiffs in these actions, in which OrthAlliance generally alleges that the plaintiffs have breached their service, management service and consulting agreements, that OrthAlliance detrimentally relied on the plaintiffs' statements and actions in entering into these agreements, that the plaintiffs have been unjustly enriched under these agreements and that the individual plaintiffs have tortiously interfered with OrthAlliance's contractual relations with the professional corporation plaintiffs. In these counterclaims, OrthAlliance generally seeks damages, specific performance of the agreements and attorneys fees.

The Company intends to vigorously defend each of the actions described above, and believes that it has meritorious defenses in these cases. Litigation is, however, inherently uncertain, and the Company cannot assure you that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might

                      Orthodontic Centers of America, Inc.

incur. Regardless of the outcome of these lawsuits, they could be costly and time-consuming, and could divert the time and attention of management.

The Company and its subsidiaries and Affiliated Practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of their business.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. For the year ended December 31, 2000, the amounts include results previously reported by the Company and results restated to reflect the Company's change in revenue recognition pursuant to SAB No. 101, "Revenue Recognition in Financial Statements" effective January 1, 2000.

                                                                      QUARTER ENDED
                                                  ------------------------------------------------------
                                                   MARCH           JUNE        SEPTEMBER       DECEMBER
                                                     2001           2001           2001            2001
                                                   -------        -------        -------        --------
                                                           (in thousands, except per share data)
      Fee revenue .........................        $77,484        $82,228        $86,840        $104,402
      Operating profit ....................         23,202         25,153         25,454          30,156
      Net income ..........................         13,828         14,826         15,178          17,302
      Net income per share:
        Basic .............................        $   .28        $   .30        $   .31        $    .35
        Diluted ...........................            .28            .30            .30             .33


A portion of the revenue that was included in the adjustment due to the cumulative effect of the accounting change as of January 1, 2000 was recognized as revenue in 2001. The amount of this recycled revenue was $9.5 million during the quarter ended March 31, 2001, $7.4 million during the quarter ended June 30, 2001, $5.2 million during the quarter ended September 30, 2001 and $1.8 million during the quarter ended December 31, 2001.

                                                                   QUARTER ENDED
                               -------------------------------------------------------------------------------------
                                        MARCH                    JUNE                  SEPTEMBER           DECEMBER
                                         2000                    2000                     2000               2000
                               ---------------------   ----------------------   -----------------------    ---------
                                    AS                     AS                      AS
                               PREVIOUSLY       AS     PREVIOUSLY       AS      PREVIOUSLY       AS
                                REPORTED    RESTATED    REPORTED     RESTATED     REPORTED     RESTATED
                                --------    --------    --------     --------     --------     --------
                                                       (in thousands, except per share data)
Fee revenue.............         $65,765     $59,282     $71,767      $65,842     $77,515       $69,724     $73,988
Operating profit........          23,197      16,821      25,473       19,897      27,253        19,752      23,532
Net income before
  cumulative effect of
  changes in accounting
  principles............          14,024       9,982      15,373       11,829      16,321        11,578      14,333
Cumulative effect of
  changes in accounting
  principles, net of
  income tax benefit....              --     (50,576)         --           --          --            --          --
Net income (loss).......          14,024     (40,594)    (15,373)      11,829      16,321        11,578      14,333
Net income per share
  assuming dilution:
Net income per share
  before cumulative
  effect of changes in
  accounting principles.            0.29        0.20        0.31         0.24        0.33          0.23        0.29
Cumulative effect of
  changes in accounting
  principles, net of
  income tax benefit,                 --       (1.04)         --           --          --            --          --
  per share.............
Net income (loss) per
     share..............            0.29       (0.84)       0.31         0.24        0.33          0.23        0.29

                      Orthodontic Centers of America, Inc.

A portion of the revenue that was included in the adjustment due to the cumulative effect of the accounting change as of January 1, 2000 was recognized as revenue in 2000. The amount of this recycled revenue was $16.9 million during the quarter ended March 31, 2000, $15.3 million during the quarter ended June 30, 2000, $13.6 million during the quarter ended September 30, 2000 and $11.5 million during the quarter ended December 31, 2000.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        ------------------------------------------------------------------------------------------------------------
           COL. A                 COL. B                      COL. C                      COL. D          COL. E
        -----------               ------         ----------------------------------     ---------     -------------
                                                             Additions
                                Balance at
                               Beginning of    Charged to costs    Charged to Other                     Balance at
        Description               Period         and expenses     Accounts-Describe     Deduction     End of Period
        -----------               ------         ------------     -----------------     ---------     -------------
Year ended December 31,
  2001:
Allowance for uncollectible
  service fees..........        $    2,598        $     701       $        741(A)     $     (188)(B)  $       3,852
                                ==========        =========       ============        ==========      =============
Allowance for uncollectible
  advances to affiliated
  practitioners.........        $       --        $      --       $      8,955(A)     $       --      $       8,955
                                ==========        =========       ============        ==========      =============

Allowance for uncollectible
  notes receivable......        $       --        $      --       $      2,242(A)     $       --      $       2,242
                                ==========        =========       ============        ==========      =============

Year ended December 31,
  2000:
Allowance for uncollectible
  service fees..........        $    9,644        $     373       $     (5,049)(C)    $   (2,370)(B)  $       2,598
                                ==========        =========       ============        ==========      =============

Year ended December 31,
  1999:
Allowance for uncollectible
  service fees..........        $    7,565        $   2,079       $         --        $       --      $       9,644
                                ==========        =========       ============        ==========      =============


-------------------------

(A) Allowance relates to OrthAlliance's assets acquired in connection with the merger completed on November 9, 2001.

(B) Deductions are for the write-off of uncollectible billings and uncollectible unbilled amounts directly to expense, net of recoveries.

(C) Cumulative effect of a change in accounting principle.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and executive officers is incorporated herein by reference to the sections captioned "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2002.

The following table sets forth certain information with respect to our executive officers:


                        NAME                            AGE                      POSITIONS WITH OCA
                        ----                            ---                      ------------------
Bartholomew F. Palmisano, Sr.....................       55     Chairman of the Board, Chief Executive Officer,
                                                                   President, Director

Bartholomew F. Palmisano, Jr.....................       31     Chief Operating Officer, Secretary

John C. Glover...................................       39     Chief Financial Officer


BARTHOLOMEW F. PALMISANO, SR. Mr. Palmisano has served as our Chairman of the Board since June 2001, as our Chief Executive Officer since July 2000, as our President since October 1999 and as a director since July 1994. He served as a Co-Chief Executive Officer from September 1998 to July 2000. He served as our Chief Financial Officer, Senior Vice President and Secretary from July 1994 to September 1998. From 1989 to 1994, Mr. Palmisano served as the chief financial officer of certain of our predecessor entities. Mr. Palmisano is a licensed certified public accountant and an attorney.

BARTHOLOMEW F. PALMISANO, JR. Mr. Palmisano has served as our Chief Operating Officer since October 2001 and as our Secretary since September 1998. He served as our Chief Financial Officer from September 1998 to October 2001. He served as our Chief Information Officer from July 1994 to September 1998. He was employed as an accountant with Arthur Andersen LLP in 1992. He earned a B.A. in Economics and graduated with honors from Stanford University in 1992. Mr. Palmisano is the son of Bartholomew F. Palmisano, Sr.

JOHN C. GLOVER. Mr. Glover has served as our Chief Financial Officer since October 2001. He served as our Vice President of Investor Relations from February 1998 until October 2001. Previously, he was Director of Investor Relations for Barnett Banks, Inc. from May 1995 to February 1998 and a corporate finance associate with J.P. Morgan & Co. in New York, New York from June 1992 to May 1995. He served in the U.S. Navy from 1984 to 1991. Mr. Glover earned a B.S.E. from Duke University and an M.B.A. from Harvard University.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2002. The sections captioned "Comparative Performance Graph," "Compensation Committee Report on Executive Compensation" and "Audit Committee Report" included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the security ownership of certain beneficial stockholders and our management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2002.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

      The following consolidated financial statements are included in Item 8 of this Report.

      (1)   FINANCIAL STATEMENTS:

      Report of Independent Auditors

      Consolidated Balance Sheets - December 31, 2001 and 2000

      Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Equity - Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements - December 31, 2001

      (2)   FINANCIAL STATEMENT SCHEDULE:

      Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted, because they are not applicable or not required, or because the required information is included in our consolidated financial statements or notes thereto.

      (3)   EXHIBITS:

                                  EXHIBIT INDEX

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
         3.1     --   Bylaws of Orthodontic Centers of America, Inc. (1)

         3.2     --   Restated Certificate of Incorporation of Orthodontic
                      Centers of America, Inc. (2)

         4.1     --   Specimen Stock Certificate (1)

        10.1     --   Form of Service Agreement (confidential treatment
                      granted as to a portion of the agreement) (1)

        10.2     --   Form of Management Agreement (confidential treatment
                      granted as to a portion of the agreement) (1)

        10.3     --   Form of Consulting Agreement (1)

        10.4     --   Employment Agreement, dated as of November 21, 1994,
                      between Orthodontic Centers of America, Inc. and
                      Bartholomew F. Palmisano, Sr. (1)(6)

        10.5     --   Orthodontic Centers of America, Inc. 1994 Incentive
                      Stock Plan (1)(6)

        10.6     --   Orthodontic Centers of America, Inc. 1994 Non-Qualified
                      Stock Option Plan for Non-Employee Directors (1)(6)

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
        10.7     --   First Union National Bank Defined Contribution Master
                      Plan and Trust Agreement, and Adoption Agreement
                      relating thereto, between Orthodontic Centers of
                      America, Inc. and First Union National Bank (1)(6)

        10.8     --   Orthodontic Centers of America, Inc. 1995 Restricted
                      Stock Option Plan (3)

        10.9     --   Orthodontic Centers of America, Inc. 1996 Employee Stock
                      Purchase Plan (4)(6)

        10.10    --   Orthodontic Centers of America, Inc. 1997 Key Employee
                      Stock Purchase Plan Participation Agreement, dated as of
                      November 5, 1997, between Orthodontic Centers of
                      America, Inc. and Bartholomew F. Palmisano, Jr. (5)(6)

        10.11    --   Revolving Credit and Security Agreement, dated as of
                      October 8, 1998, among Orthodontic Centers of America,
                      Inc. and certain of its subsidiaries, as Borrowers, the
                      Lenders named therein, First Union National Bank, as
                      Agent, Bank of America, FSB, as Documentation Agent, and
                      Citibank, N.A., as Syndication Agent (5)

        10.12    --   First Amendment to Revolving Credit and Security
                      Agreement, dated as of  February 17, 2000, among
                      Orthodontic Centers of America, Inc. and certain of its
                      subsidiaries, as Borrowers, the Lenders named therein,
                      First Union National Bank, as Agent, Bank of America,
                      FSB, as Documentation Agent, and Citibank, N.A., as
                      Syndication Agent

        10.13    --   Second Amendment to Revolving Credit and Security
                      Agreement, dated as of November 9, 2001, among
                      Orthodontic Centers of America, Inc. and certain of its
                      subsidiaries, as Borrowers, the Lenders named therein,
                      First Union National Bank, as Administrative Agent and
                      Collateral Agent, Bank of America, N.A., as Documentation
                      Agent, and Bank One, N.A., as Syndication Agent

        10.14    --   Bridge Credit Agreement, dated as of November 9, 2001,
                      among Orthodontic Centers of America, Inc. and certain
                      of its subsidiaries, as Borrowers, the Lenders named
                      herein, and Bank of America, N.A., as Administrative
                      Agent

        10.15    --   Business Services Agreement, dated as of August 31,
                      1994, among Orthodontic Centers of  Georgia, Inc.,
                      Hector M. Bush, P.C. and Dr. Hector M. Bush

        10.16    --   Business Services Agreement, dated as of October 1,
                      1996, among Orthodontic Centers of Louisiana, Inc., Jack
                      P. Devereux, D.D.S., M.S., P.C. and Dr. Jack P. Devereux

        10.17    --   Business Services Agreement, dated as of October 18,
                      1994, among Orthodontic Centers of Florida, Inc., Dennis
                      J. Buchman, D.M.D., P.A. and Dr. Dennis J. Buchman

        10.18    --   Orthodontic Centers of America, Inc. Stock Pool Program
                      (7)

        10.19    --   Orthodontic Centers of America, Inc. Target Stock
                      Program (7)

        10.20    --   Orthodontic Centers of America, Inc. OrthAlliance
                      Stockholder Bonus Program (7)

        10.21    --   Orthodontic Centers of America, Inc. High Participation
                      Bonus Program (7)

        10.22    --   Orthodontic Centers of America, Inc. OrthAlliance
                      Stockholder Value Program (7)

        10.23    --   Orthodontic Centers of America, Inc. Conversion
                      Incentive Program (7)

        10.24    --   Orthodontic Centers of America, Inc. Doctors Trust
                      Program (7)

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
        10.25    --   Form of OrthAlliance, Inc. Service Agreement (Fixed
                      Percentage Fee) (8)

        10.26    --   Form of OrthAlliance, Inc. Service Agreement (Variable
                      Percentage Fee) (8)

        10.27    --   Form of OrthAlliance, Inc. Consulting and Business
                      Services Agreement (Variable Percentage Fee) (8)

        10.28    --   Form of OrthAlliance, Inc. Consulting and Business
                      Services Agreement (Fixed Percentage Fee) (8)

        10.29    --   Form of OrthAlliance, Inc. Consulting and Business
                      Services Agreement (Fixed Dollar Fee) (8)

        10.30    --   Form of OrthAlliance, Inc. Management Service Agreement

        10.31    --   Form of OrthAlliance, Inc. Practice Improvement Program
                      Guarantee (9)

        10.32    --   OrthAlliance, Inc. 1997 Non-Employee Director Stock Plan
                      (6)(10)

        10.33    --   OrthAlliance, Inc. Amended and Restated 1997 Employee
                      Stock Option Plan (6)(11)

        10.34    --   OrthAlliance, Inc. 2000 Employee Stock Option Plan (6)

        10.35    --   OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan
                      (12)

        10.36    --   OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan
                      (13)

        21.1     --   List of subsidiaries of Orthodontic Centers of America,
                      Inc.

        23.1     --   Consent of Ernst & Young LLP

        99.1     --   Certain Information about Litigation Currently Pending
                      against OrthAlliance, Inc.


      ----------

      (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.

      (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration Statement No. 333-36799.

      (3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-25256).

      (4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-25256).

      (5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-13457).

      (6)   Compensation plan or arrangement.

      (7) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration Statement No. 333-67054.

      (8) Incorporated by reference to exhibits filed with OrthAlliance, Inc.'s Registration Statement on Form S-1, Registration Statement No. 333-27143, as amended.

      (9) Incorporated by reference to exhibit of OrthAlliance, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22975).

      (10) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-48833.

      (11) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-48831.

      (12) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-61461.

      (13) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-32392.
(b)   Reports on Form 8-K:

      During the three months ended December 31, 2001, we filed a current report on Form 8-K on November 26, 2001, reporting information regarding the OrthAlliance merger as described in "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Metairie, State of Louisiana, on March 22, 2002.


                              ORTHODONTIC CENTERS OF AMERICA, INC.


                              By: /s/ Bartholomew F. Palmisano, Sr.
                                  -----------------------------------
                                 Bartholomew F. Palmisano, Sr.
                                 President, Chief Executive Officer and
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          Signature                            Title                      Date
          ---------                            -----                      ----
/s/ Bartholomew F. Palmisano, Sr.      Chief Executive Officer,            March 22, 2002
--------------------------------       President, Chairman of the
Bartholomew F. Palmisano, Sr.          Board, Director (principal
                                       executive officer)

/s/ John C. Glover                     Chief Financial Officer             March 22, 2002
-------------------------------        (principal financial and
John C. Glover                         accounting officer)

/s/ Dr. Dennis J. Buchman              Director                            March 22, 2002
-------------------------------
Dr. Dennis J. Buchman

/s/ Dr. Hector M. Bush                 Director                            March 22, 2002
-------------------------------
Dr. Hector M. Bush

/s/ Dr. Jack P. Devereux, Jr.          Director                            March 22, 2002
-------------------------------
Dr. Jack P. Devereux, Jr.

/s/ Ashton J. Ryan, Jr.                Director                            March 22, 2002
-------------------------------
Ashton J. Ryan, Jr.

/s/ Dr. John J. Sheridan               Director                            March 22, 2002
-------------------------------
Dr. John J. Sheridan

/s/  W. Dennis Summers                 Director                            March 22, 2002
-------------------------------
W. Dennis Summers

/s/ David W. Vignes                    Director                            March 22, 2002
-------------------------------
David W. Vignes

/s/ Edward J. Walters, Jr.             Director                            March 22, 2002
-------------------------------
Edward J. Walters, Jr.

                                  EXHIBIT INDEX


       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
         3.1     --   Bylaws of Orthodontic Centers of America, Inc. (1)

         3.2     --   Restated Certificate of Incorporation of Orthodontic
                      Centers of America, Inc. (2)

         4.1     --   Specimen Stock Certificate (1)

        10.1     --   Form of Service Agreement (confidential treatment
                      granted as to a portion of the agreement) (1)

        10.2     --   Form of Management Agreement (confidential treatment
                      granted as to a portion of the agreement) (1)

        10.3     --   Form of Consulting Agreement (1)

        10.4     --   Employment Agreement, dated as of November 21, 1994,
                      between Orthodontic Centers of America, Inc. and
                      Bartholomew F. Palmisano, Sr. (1)(6)

        10.5     --   Orthodontic Centers of America, Inc. 1994 Incentive
                      Stock Plan (1)(6)

        10.6     --   Orthodontic Centers of America, Inc. 1994 Non-Qualified
                      Stock Option Plan for Non-Employee Directors (1)(6)

        10.7     --   First Union National Bank Defined Contribution Master
                      Plan and Trust Agreement, and Adoption Agreement
                      relating thereto, between Orthodontic Centers of
                      America, Inc. and First Union National Bank (1)(6)

        10.8     --   Orthodontic Centers of America, Inc. 1995 Restricted
                      Stock Option Plan (3)

        10.9     --   Orthodontic Centers of America, Inc. 1996 Employee Stock
                      Purchase Plan (4)(6)

        10.10    --   Orthodontic Centers of America, Inc. 1997 Key Employee
                      Stock Purchase Plan Participation Agreement, dated as of
                      November 5, 1997, between Orthodontic Centers of
                      America, Inc. and Bartholomew F. Palmisano, Jr. (5)(6)

        10.11    --   Revolving Credit and Security Agreement, dated as of
                      October 8, 1998, among Orthodontic Centers of America,
                      Inc. and certain of its subsidiaries, as Borrowers, the
                      Lenders named therein, First Union National Bank, as
                      Agent, Bank of America, FSB, as Documentation Agent, and
                      Citibank, N.A., as Syndication Agent (5)

        10.12    --   First Amendment to Revolving Credit and Security
                      Agreement, dated as of  February 17, 2000, among
                      Orthodontic Centers of America, Inc. and certain of its
                      subsidiaries, as Borrowers, the Lenders named therein,
                      First Union National Bank, as Agent, Bank of America,
                      FSB, as Documentation Agent, and Citibank, N.A., as
                      Syndication Agent

        10.13    --   Second Amendment to Revolving Credit and Security
                      Agreement, dated as of November 9, 2001, among
                      Orthodontic Centers of America, Inc. and certain of its
                      subsidiaries, as Borrowers, the Lenders named therein,
                      First Union National Bank, as Administrative Agent and
                      Collateral Agent, Bank of America, N.A., as Documentation
                      Agent, and Bank One, N.A., as Syndication Agent

        10.14    --   Bridge Credit Agreement, dated as of November 9, 2001,
                      among Orthodontic Centers of America, Inc. and certain
                      of its subsidiaries, as Borrowers, the Lenders named
                      herein, and Bank of America, N.A, as Administrative Agent

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
        10.15    --   Business Services Agreement, dated as of August 31,
                      1994, among Orthodontic Centers of  Georgia, Inc.,
                      Hector M. Bush, P.C. and Dr. Hector M. Bush

        10.16    --   Business Services Agreement, dated as of October 1,
                      1996, among Orthodontic Centers of Louisiana, Inc., Jack
                      P. Devereux, D.D.S., M.S., P.C. and Dr. Jack P. Devereux

        10.17    --   Business Services Agreement, dated as of October 18,
                      1994, among Orthodontic Centers of Florida, Inc., Dennis
                      J. Buchman, D.M.D., P.A. and Dr. Dennis J. Buchman

        10.18    --   Orthodontic Centers of America, Inc. Stock Pool Program
                      (7)

        10.19    --   Orthodontic Centers of America, Inc. Target Stock
                      Program (7)

        10.20    --   Orthodontic Centers of America, Inc. OrthAlliance
                      Stockholder Bonus Program (7)

        10.21    --   Orthodontic Centers of America, Inc. High Participation
                      Bonus Program (7)

        10.22    --   Orthodontic Centers of America, Inc. OrthAlliance
                      Stockholder Value Program (7)

        10.23    --   Orthodontic Centers of America, Inc. Conversion
                      Incentive Program (7)

        10.24    --   Orthodontic Centers of America, Inc. Doctors Trust
                      Program (7)

        10.25    --   Form of OrthAlliance, Inc. Service Agreement (Fixed
                      Percentage Fee) (8)

        10.26    --   Form of OrthAlliance, Inc. Service Agreement (Variable
                      Percentage Fee) (8)

        10.27    --   Form of OrthAlliance, Inc. Consulting and Business
                      Services Agreement (Variable Percentage Fee) (8)

        10.28    --   Form of OrthAlliance, Inc. Consulting and Business
                      Services Agreement (Fixed Percentage Fee) (8)

        10.29    --   Form of OrthAlliance, Inc. Consulting and Business
                      Services Agreement (Fixed Dollar Fee) (8)

        10.30    --   Form of OrthAlliance, Inc. Management Service Agreement

        10.31    --   Form of OrthAlliance, Inc. Practice Improvement Program
                      Guarantee (9)

        10.32    --   OrthAlliance, Inc. 1997 Non-Employee Director Stock Plan
                      (6)(10)

        10.33    --   OrthAlliance, Inc. Amended and Restated 1997 Employee
                      Stock Option Plan (6)(11)

        10.34    --   OrthAlliance, Inc. 2000 Employee Stock Option Plan (6)

        10.35    --   OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan
                      (12)

        10.36    --   OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan
                      (13)

        21.1     --   List of subsidiaries of Orthodontic Centers of America,
                      Inc.

        23.1     --   Consent of Ernst & Young LLP

       Exhibit
       Number         Description of Exhibit
       ------         ----------------------
        99.1     --   Certain Information about Litigation Currently Pending
                      against OrthAlliance, Inc.


      ----------

      (1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326.

      (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration Statement No. 333-36799.

      (3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-25256).

      (4) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-25256).

      (5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-13457).

      (6)   Compensation plan or arrangement.

      (7) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration Statement No. 333-67054.

      (8) Incorporated by reference to exhibits filed with OrthAlliance, Inc.'s Registration Statement on Form S-1, Registration Statement No. 333-27143, as amended.

      (9) Incorporated by reference to exhibit of OrthAlliance, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22975).

      (10) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-48833.

      (11) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-48831.

      (12) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-61461.

      (13) Incorporated by reference to exhibits of OrthAlliance, Inc.'s Registration Statement on Form S-8, Registration Statement No. 333-32392.