Form 10-Q
period 2002-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2002-05-15
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                   72-1278948
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                      3850 N. CAUSEWAY BOULEVARD, SUITE 800
                            METAIRIE, LOUISIANA 70002
                                 (504) 834-4392
        (Address, including zip code, of principal executive offices and
               Registrant's telephone number, including area code)


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

At May 13, 2002 there were approximately 51,199,000 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

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

     Condensed Consolidated Balance Sheets -

     March 31, 2002 and December 31, 2001.........................................................................3

     Condensed Consolidated Statements of Income -

     Three months ended March 31, 2002 and 2001 ..................................................................4

     Condensed Consolidated Statements of Cash Flow -

     Three months ended March 31, 2002 and 2001...................................................................5

     Notes to Condensed Consolidated Financial Statements - March 31, 2002........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................22

Part II. Other Information

Item 1.  Legal Proceedings.......................................................................................23

Item 6.  Exhibits and Reports on Form 8-K........................................................................23

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may," "would," "could" or "will." These forward-looking statements include, without limitation, the statements regarding the Company's future growth, deferred tax asset, liquidity, capital resources, allowances for uncollectible amounts, implementation of our business systems for OrthAlliance affiliated practices, outcomes of litigation with certain OrthAlliance affiliated practices, advances to newly affiliated practices, repayment of certain indebtedness, impairment of goodwill, allocation of proceeds from certain litigating OrthAlliance affiliated practices and acquisition of service agreements. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include the inability to successfully integrate OrthAlliance, various litigation pending against the Company, competition from other orthodontists, pediatric dentists, dentists and management companies, the availability of suitable new markets and suitable locations within such markets, failure to consummate proposed developments or acquisitions, the ability of the Company to effectively manage an increasing number of orthodontic centers, changes in the general economy of the United States and the specific markets in which the orthodontic centers are or are proposed to be located, risks relating to the Company's foreign operations, unexpected operating results, changes in the Company's operating or expansion strategy, the ability of the Company to attract and retain qualified personnel, orthodontists and pediatric dentists, the ability of the Company to effectively market its services and products, existing and future regulations affecting the Company's business, the Company's dependence on existing sources of funding, and other factors generally understood to affect the financial results of orthodontic practice management companies and other factors as may be identified from time to time in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets


                                                                                     March 31,         December 31,
                                                                                       2002              2001(1)
                                                                                  --------------      ---------------
                                                                                    (Unaudited)
                                                                                  (in thousands, except share amounts)
ASSETS:
Current assets:
     Cash and cash equivalents .................................................       $  16,500        $  14,172
     Service fees receivable, net of allowance for uncollectible amounts .......          66,869           58,610
     Deferred income taxes .....................................................           4,673            4,374
     Advances to affiliated practices, net .....................................          19,935           19,379
     Supplies inventory ........................................................           7,601            8,843
     Prepaid expenses and other assets .........................................           6,938            6,963
                                                                                       ---------        ---------
         Total current assets ..................................................         122,516          112,341
Property, equipment and improvements, net ......................................          93,777           91,843
Advances to affiliated practices, less current portion, net ....................          13,615           12,357
Deferred income taxes ..........................................................          56,775           56,694
Intangible assets, net .........................................................         229,146          229,276
Goodwill .......................................................................          71,782           71,782
Other assets ...................................................................           6,084            6,173
                                                                                       ---------        ---------
         Total assets ..........................................................       $ 593,695        $ 580,466
                                                                                       =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ..........................................................       $   7,622        $  11,321
     Accrued salaries and other accrued liabilities ............................          15,848           18,142
     Deferred revenue ..........................................................           1,929            1,929
     Income taxes payable ......................................................          13,487            1,363
     Service fee prepayments ...................................................          13,311           13,976
     Amounts payable to affiliated practices ...................................           8,284            9,627
     Current portion of notes payable to affiliated practices ..................           2,355            4,036
                                                                                       ---------        ---------
         Total current liabilities .............................................          62,836           60,394
Notes payable to affiliated practices, less current portion ....................           9,425           11,564
Long-term debt .................................................................         112,785          119,000
Non-controlling interest in subsidiary .........................................              32               56

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized;
       no shares outstanding ...................................................              --               --
     Common stock, $.01 par value per share; 100,000,000 shares authorized; 51,162,000 shares outstanding at March 31, 2002
       and 50,914,000 shares outstanding at December 31, 2001 ..................             512              509
     Additional paid-in capital ................................................         210,243          208,949
     Retained earnings .........................................................         201,209          182,715
     Accumulated other comprehensive loss ......................................          (2,615)          (1,989)
     Due from key employees for stock purchase program .........................            (488)            (488)
     Capital contribution receivable from stockholders .........................            (244)            (244)
                                                                                       ---------        ---------
         Total stockholders' equity ............................................         408,617          389,452
                                                                                       ---------        ---------
         Total liabilities and stockholders' equity ............................       $ 593,695        $ 580,466
                                                                                       =========        =========

----------

(1) The consolidated balance sheet at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.
                   Condensed Consolidated Statements of Income


                                                             Three months ended
                                                                 March 31,
                                                    -------------------------------------
                                                           2002              2001
                                                    --------------        ---------------
                                                                 (Unaudited)
                                                    (in thousands, except per share data)
Fee revenue ......................................       $ 111,323        $  77,484
Direct expenses:
     Employee costs ..............................          31,827           22,343
     Orthodontic supplies ........................           9,578            6,237
     Rent ........................................          10,075            6,809
     Marketing and advertising ...................           8,950            6,241
                                                         ---------        ---------
         Total direct expenses ...................          60,430           41,630
General and administrative .......................          14,404            8,262
Depreciation and amortization ....................           5,455            4,390
                                                         ---------        ---------
Operating profit .................................          31,034           23,202
Interest income (expense), net ...................          (1,348)          (1,099)
Non-controlling interest in subsidiary ...........              23              110
                                                         ---------        ---------
Income before income taxes .......................          29,709           22,213
Provision for income taxes .......................          11,215            8,385
                                                         ---------        ---------
Net income .......................................       $  18,494        $  13,828
                                                         =========        =========
Net income per share
     Basic .......................................       $    0.36        $    0.28
                                                         =========        =========
     Diluted .....................................       $    0.36        $    0.28
                                                         =========        =========
Average shares outstanding:
     Basic .......................................          50,969           48,789
                                                         =========        =========
     Diluted .....................................          51,787           49,948
                                                         =========        =========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.
                 Condensed Consolidated Statements of Cash Flows


                                                                                          Three months ended
                                                                                              March 31,
                                                                                       ------------------------
                                                                                         2002            2001
                                                                                       --------        --------
                                                                                              (Unaudited)
                                                                                            (in thousands)
Operating activities:
   Net income ..................................................................       $ 18,494        $ 13,828
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for bad debt expense ............................................            171             132
     Depreciation and amortization .............................................          5,455           4,390
     Deferred income taxes .....................................................           (380)            601
     Non-controlling interest in subsidiary ....................................            (23)           (110)
     Changes in operating assets and liabilities:
       Service fee receivables and prepayments .................................         (9,095)         (4,262)
       Supplies inventory ......................................................          1,242             755
       Prepaid expenses and other ..............................................            114             (41)
       Amounts payable to affiliated practices .................................         (1,343)          1,057
       Accounts payable and other current liabilities ..........................          6,129           1,130
                                                                                       --------        --------
Net cash provided by operating activities ......................................         20,764          17,480

Investing activities:
   Purchases of property, equipment and improvements ...........................         (4,747)         (2,250)
   Intangible assets acquired ..................................................         (2,510)         (5,751)
   Advances to affiliated practices, net .......................................         (1,814)         (1,698)
                                                                                       --------        --------
Net cash used in investing activities ..........................................         (9,071)         (9,699)

Financing activities:
   Repayment of notes payable to affiliated practices ..........................         (3,822)             --
   Repayment of long-term debt .................................................         (5,000)           (899)
   Proceeds from long-term debt ................................................             --             128
   Issuance of common stock ....................................................          1,297             555
                                                                                       --------        --------
Net cash used in financing activities ..........................................         (7,525)           (216)

Effect of exchange rate changes on cash and cash equivalents ...................         (1,840)             --
Change in cash and cash equivalents ............................................          2,328           7,565
Cash and cash equivalents at beginning of period ...............................         14,172           4,689
                                                                                       --------        --------
Cash and cash equivalents at end of period .....................................       $ 16,500        $ 12,254
                                                                                       ========        ========

Supplemental cash flow information:
   Cash paid during period for:
       Interest ................................................................       $  1,205        $    917
                                                                                       ========        ========
       Income taxes ............................................................       $     53        $  1,962
                                                                                       ========        ========

Supplemental disclosures of non-cash investing and financing activities:
   Notes payable and common stock issued
      to obtain Service Agreements .............................................       $     --        $    313
                                                                                       ========        ========


See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the "Company") provides integrated business services to orthodontic and pediatric dental practices throughout the United States and in Japan, Mexico, Puerto Rico and Spain.

The Company provides business operations, financial, marketing and administrative services to orthodontic practices and pediatric dental practices. These services are provided under service, management service and consulting agreements (hereinafter referred to as "Service Agreements") with orthodontists or pediatric dentists and/or their wholly-owned professional entities (hereafter referred to as "Affiliated Practices"). Because the Company does not control the Affiliated Practices, it does not consolidate their financial results.

The Company's consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company's services, which generally includes all expenses of the Affiliated Practices except for the practitioners' compensation and certain expenses directly related to the Affiliated Practices, such as professional insurance coverage.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Amounts retained or to be retained by an Affiliated Practice equal the Affiliated Practice's proportionate share of the portion of that straight-line allocation of patient contract revenue that is collected during the relevant period, and the patient receivables that represent the uncollected portion of that straight-line allocation of patient contract revenue. Amounts retained or to be retained are reduced by any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that the Company has incurred but for which it has not been reimbursed by the Affiliated Practice; however, these unreimbursed expenses reduce amounts retained by an Affiliated Practice only up to the amounts that would otherwise be retained by the Affiliated Practice. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the Affiliated Practice in subsequent periods. For the Company's general form of Service Agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice operating profit), the amounts retained or to be retained by an Affiliated

                      Orthodontic Centers of America, Inc.

Practice are estimated using the percentage of practice operating profits that may be retained by the Affiliated Practice under the Service Agreement. For Service Agreements of OrthAlliance, Inc. ("OrthAlliance"), which was acquired by the Company in November 2001, under which service fees are generally determined, at least in part, based upon a percentage of practice revenue and reimbursement of practice related expenses, amounts retained or to be retained by an Affiliated Practice are estimated using the percentage of practice revenue that may be retained by the Affiliated Practice under the terms of the Service Agreement, minus the estimated amount of practice related expenses for which OrthAlliance may be reimbursed under the Service Agreement.

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

In some cases, the Company assists Affiliated Practices in obtaining financing for their share of operating expenses by providing a guaranty of loans from a third-party lender. Information about amounts guaranteed by the Company is provided in "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

                      Orthodontic Centers of America, Inc.

3.       INTANGIBLE ASSETS

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

Service Agreements are amortized over the shorter of their term or 25 years. Amortization expense was $2.6 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively. Accumulated amortization was $34.9 million and $22.8 million as of March 31, 2002 and 2001, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common equivalent shares (stock options) outstanding during the period.

5.       ACCOUNTING CHANGE

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," except for provisions in SFAS No. 141 and SFAS No. 142 related to the business combination with OrthAlliance, which were adopted on November 9, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company applied provisions of SFAS No. 141 and SFAS No. 142 in recording its business combination with OrthAlliance in November 2001, and did not amortize goodwill arising from the combination in accordance with SFAS No. 142. The Company has not completed its initial evaluation of goodwill impairment that is required with the adoption of SFAS No. 142. However, based on a preliminary evaluation, the Company does not believe that its existing goodwill balance is currently impaired under the new standard. However, no assurances can be given regarding future impairment. The Company anticipates completing the initial evaluation by June 30, 2002, which is within the six month transition period allowed by the new standard upon adoption.

SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provisions of APB Opinion No. 30,

"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS No. 144 did not impact our financial position or results of operations.

6.       BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, a newly-formed subsidiary of the Company merged with and into OrthAlliance. As a result of the merger, OrthAlliance became a wholly-owned subsidiary of the Company. OrthAlliance provides management and consulting services to orthodontic and pediatric dental practices throughout the United States.

The acquisition was accounted for using the purchase method of accounting. The results of operations of OrthAlliance subsequent to November 9, 2001 have been included in the Company's consolidated statements of income. The results of OrthAlliance do not include results of operations relating to Service Agreements with certain affiliated practices that are parties to litigation pending against OrthAlliance and have ceased remitting service fees to OrthAlliance (the "Excluded OrthAlliance Affiliated Practices"). The purchase price has been allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed based on their estimated fair values as of November 9, 2001. These allocations are preliminary and, therefore, subject to change as the Company obtains more information and as certain pre-acquisition contingencies, particularly those related to litigation, are resolved.

Following the announcement of the merger agreement with OrthAlliance, a number of OrthAlliance's affiliated practices commenced litigation against OrthAlliance, alleging, among other things, that OrthAlliance breached the terms of their Service Agreements by failing to provide certain services and/or that certain provisions of their Service Agreements may be unenforceable. In determining the purchase price allocation, the Company has assigned no value to advances to affiliated practices, property, equipment and improvements, notes receivable, and Service Agreements relating to certain OrthAlliance affiliated practices that are parties to such pending litigation and have ceased paying service fees to OrthAlliance, because of the inherent uncertainties of the litigation process, the relatively early stages of these lawsuits and the recentness of the merger, all of which create uncertainties with respect to the recoverability of these assets. Also, the allocation does not reflect any proceeds that may be received by OrthAlliance from these affiliated practices in consideration for certain assets or termination of their Service Agreements. Therefore, the estimated values are preliminary and may change as more facts become known. The assignment of no value to assets related to these affiliated practices does not reflect a belief by management that these lawsuits have merit or that the plaintiffs will ultimately prevail in these actions. In connection with the OrthAlliance merger, the Company acquired a liability for certain estimated additional merger-related costs that may be incurred by the Company, including estimated attorneys fees and legal expenses anticipated to be incurred in connection with these lawsuits.

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

OrthAlliance's Service Agreements are with a professional corporation or other entity owned by an orthodontist or pediatric dentist. OrthAlliance's Service Agreements generally provide that the professional corporation or other entity is responsible for providing orthodontic or pediatric dental services and for hiring orthodontists or pediatric dentists. These Service Agreements also generally provide that OrthAlliance services are feasible only if the professional entity operates an active orthodontic or pediatric dental practice to which it and each orthodontist associated with the professional entity devotes their full time and attention. These Service Agreements also generally require that the professional entity enter into an employment agreement with the owner of the professional entity and other practitioners providing services in the respective practice. These employment agreements are generally for a term of five years, which generally automatically renew for one year terms unless earlier terminated. The weighted-average remaining life of the terms of the existing employment agreements is approximately 3 years. Under these employment agreements, the orthodontist or pediatric dentist may generally terminate their employment (subject to a covenant not to compete) following the initial term of the agreement by giving at least one year's prior written notice. Approximately five of OrthAlliance's affiliated practitioners formerly affiliated with New Image Orthodontic Group, Inc. ("New Image") (not including nine of the Excluded OrthAlliance Affiliated Practices) may terminate their employment agreement prior to expiration of their term by giving at least one year's prior written notice and by paying a termination fee ranging from $300,000 to $1,000,000.

In connection with the OrthAlliance merger, the Company assumed liabilities for estimated employee severance and for operating lease agreements expected to be terminated. The severance accrual relates to approximately 30 OrthAlliance corporate employees. The operating lease payment accrual relates to facility leases assumed by the Company for facilities that have been vacated. Amounts accrued represent management's estimates of the cost to exit these leases.

Components and activity for the liabilities assumed are as follows:



                                                 DECEMBER 31,  CHARGES AND   MARCH 31,
                                                    2001       ADJUSTMENTS     2002
                                                 ------------  -----------   ---------
                                                             (in thousands)
Accrued severance liability .................       $2,579       $  313       $2,266
                                                    ------       ------       ------
Accrued operating facility leases ...........       $1,203       $  145       $1,058
                                                    ------       ------       ------
                                                    $3,782       $  458       $3,324
                                                    ======       ======       ======

7.       COMMITMENTS AND CONTINGENCIES

On May 12, 2000, two plaintiffs filed an action against the Company, in which they alleged that the Company breached an agreement to settle an earlier lawsuit by one of these plaintiffs regarding a proposed, but never completed, affiliation with that plaintiff, and that the Company fraudulently induced the plaintiff to settle the earlier lawsuit. The plaintiffs sought specific enforcement of the settlement agreement and unspecified compensatory and punitive damages and attorneys' fees. A trial in this action was completed on March 13, 2002, and a judgment was rendered in favor of the plaintiffs, who were awarded compensatory and punitive damages and attorneys fees. On March 27, 2002, the Company filed an appeal challenging these results. The Company believes that the estimated outcome of this lawsuit will not have a material adverse effect on the Company's financial position and results of operations.

On October 17, 2000, the Company filed an action against a former employee in the U.S. District Court for the Southern District of California on October 17, 2000. In the Company's complaint, it alleged that the former employee breached the terms of his employment agreement and failed to satisfy a condition to the Company's performance under the employment agreement by failing and refusing to affiliate his orthodontic practice with the Company. The Company sought a declaratory judgment that it had no further obligations under the employment agreement due to the former employee's failure to affiliate his practice with the Company, his failure to recruit a minimum number of affiliated orthodontists and the Company's termination of his employment for cause, and that, if the former employee was found to be entitled to additional compensation, it should take the form of stock options. The Company also sought repayment of loans and other amounts owed to it by the former employee. The former employee filed a counterclaim against the Company on November 1, 2000, in which he alleged that the Company had breached the terms of his employment agreement and an alleged oral agreement or modification to the employment agreement to convert his loans to an interest-free basis and, at his option, compensation, and to waive his obligation to affiliate his practice with the Company. The former employee sought an unspecified amount of money damages or shares of the Company's common stock. The parties reached agreement on the amounts payable to the former employee for his prior recruiting services, and, on May 10, 2002, the litigation was dismissed. The Company will allocate amounts paid to the former employee to the intangible assets relating to Service Agreements with Affiliated Practices which the former employee assisted in recruiting. Settlement of this action did not have a material adverse effect on the Company's financial condition or results of operations.

Certain affiliated practices of OrthAlliance are parties to litigation pending against OrthAlliance as previously disclosed in Note 12 of the Company's 2001 Form 10-K. On April 22, 2002, the U.S. District Court for the Northern District of Indiana, in ruling on motions for summary judgment, held that a service agreement between OrthAlliance and one of OrthAlliance's affiliated practices (the "PC") was valid and enforceable, in that the service agreement did not violate Indiana laws prohibiting the unauthorized practice of dentistry. The PC filed an action against OrthAlliance on August 21, 2001, alleging, among other things, that the service agreement was illegal under Indiana law and therefore void and unenforceable, and that OrthAlliance had breached the service agreement. In its ruling, the court found that the service agreement did not call for OrthAlliance to engage in the unauthorized practice of dentistry; rather, the court found that OrthAlliance had a contractual obligation under the service agreement to provide business services and business personnel to the practice, without violating Indiana laws regulating the practice of dentistry. The court confirmed that OrthAlliance does not control the PC's orthodontic practice, noting that one of the orthodontist-owners of the PC had made statements that indicated his understanding that he and the other orthodontist-owner retained control over their practice. The court also held that OrthAlliance was a third party beneficiary of portions of the employment agreements between the PC and its orthodontist-owners, including the orthodontists' covenants not to compete, and that the PC and its orthodontist-owners may not amend those provisions without OrthAlliance's consent if OrthAlliance has approved, sued upon or justifiably relied on the provisions. OrthAlliance has filed an amended counterclaim with the court, which OrthAlliance believes further and clearly indicates that it has met these requirements. A trial date for the remaining issues in this case has not been set. There has not been any other material changes to litigation pending against OrthAlliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Orthodontic Centers of America, Inc. ("we," "OCA" or the "Company") at March 31, 2002, and the results of operations for the three-month period ended March 31, 2002, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

GENERAL

Our business was established in 1985. At March 31, 2002, we provided business services to 367 orthodontic and pediatric dental practices operating in 869 orthodontic and pediatric dental centers in which 617 orthodontists, pediatric dentists and general dentists were practicing as of March 31, 2002. These amounts do not include the Excluded OrthAlliance Affiliated Practices, which are 49 orthodontists and pediatric dentists as of March 31, 2002, which are involved in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

During the three months ended March 31, 2002, there were no material changes to or in the application of the Company's critical accounting policies presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

For further discussion on our accounting policies, see Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Report, primarily related to revenue recognition.

REVENUE RECOGNITION

We recognize fee revenue based on a straight-line allocation of patient contract revenue over the terms of our affiliated practices' patient contracts (which, for orthodontic patients, average about 26 months), minus the portion of that straight-line allocation retained or to be retained by our affiliated practices. Amounts retained or to be retained by an affiliated practice equal the practice's proportionate share of the portion of that straight-line allocation of patient contract revenue that is collected during the relevant period, and the patient receivables that represent the uncollected portion of that straight-line allocation of patient contract revenue. Amounts retained or to be retained are reduced by any operating losses, depreciation, interest on outstanding loans, bad debt or other expenses that we have incurred but for which we have not been reimbursed by the practice; however, these unreimbursed expenses reduce amounts retained by an affiliated practice only up to the amounts that would otherwise be retained by the practice. Any remaining unreimbursed expenses would reduce amounts retained or to be retained by the practice in subsequent periods. For OCA's general form of service and consulting agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice operating profit), the amounts retained or to be retained by an affiliated practice are estimated using the percentage of practice operating profits that may be retained by the practice under the service or consulting agreement. For OrthAlliance's service, management service and consulting agreements (under which service fees are generally determined, at least in part, based upon a percentage of practice revenue and reimbursement of practice related expenses), amounts retained or to be retained by an affiliated practice are estimated using the percentage of practice revenue that may be retained by the practice under the terms of the service, management service or consulting agreement, minus the estimated amount of practice related expenses for which OrthAlliance may be reimbursed under that agreement.

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

OrthAlliance Service, Management Service and Consulting Agreements

Under OrthAlliance's general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are generally similar to those provided under OCA's service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice's collections are insufficient to fund the practice's current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses. Under these service agreements, OrthAlliance generally receives service fees based on either (i) a percentage of adjusted practice revenue (generally about 17%), which is to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis, subject, in some cases, to a minimum dollar amount of annual service fees during the first five years of the agreement, (ii) a percentage of adjusted practice revenue (generally about 17%), which is to be earned by OrthAlliance on an accrual basis of accounting, and received on a cash basis, subject to annual adjustments based upon improvements in the affiliated practice's operating margin, and, in some cases, subject to a minimum dollar amount of annual service fees during the first five years of the agreement, or
(iii) a flat monthly fee with annual fixed-dollar increases.

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

BUSINESS COMBINATION WITH ORTHALLIANCE

OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger in November 2001. The OrthAlliance merger was accounted for using the purchase method of accounting, and the results of operations of OrthAlliance have been included in our consolidated financial statements for the period from November 9, 2001 through December 31, 2001 and the three months ended March 31, 2002. However, our condensed consolidated financial statements for 2002 do not include any results of operations associated with the Excluded OrthAlliance Affiliated Practices, which are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

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

In a recent decision rendered on April 22, 2002, the U.S. District Court of Northern District of Indiana ruled that a service agreement between OrthAlliance and one of its affiliated practices was valid and enforceable, in that it did not violate Indiana laws prohibiting the unauthorized practice of dentistry. The court also ruled that OrthAlliance was a third party beneficiary of portions of the employment agreements between the practice and its orthodontist-owners, including the orthodontists' covenant not to compete. We view the federal court's ruling as a positive development and, although not binding in courts in which other OrthAlliance actions are pending, a testimony to the strength of our legal positions in these cases. OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance. We believe that the plaintiffs' claims in these actions lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs.

Based on our prior experience and discussions with some of these litigating practices or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties' ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices, which were engaged in litigation with OrthAlliance and which had ceased to pay service fees to OrthAlliance as of March 31, 2002, for purposes of allocating the purchase price that we paid in the OrthAlliance merger.

RESULTS OF OPERATIONS

The following table provides information about the percentage of fee revenue represented by some of the items in our condensed consolidated statements of income.

                                                                Three months ended
                                                                     March 31,
                                                               --------------------
                                                                2002           2001
                                                               -----          -----
Fee revenue ..........................................         100.0%         100.0%
                                                               -----          -----
Direct expenses:
     Employee costs ..................................          28.6           28.8
     Orthodontic supplies ............................           8.6            8.0
     Rent ............................................           9.1            8.8
     Marketing and advertising .......................           8.0            8.1
                                                               -----          -----
         Total direct expenses .......................          54.3           53.7
General and administrative ...........................          12.9           10.7
Depreciation and amortization ........................           4.9            5.7
Operating profit .....................................          27.9           29.9
Interest (income) expense ............................           1.2            1.3
Income before income taxes ...........................          26.7           28.6
Provision for income taxes ...........................          10.1           10.8
                                                               -----          -----
Net income ...........................................          16.6%          17.8%
                                                               =====          =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         OVERVIEW. Our net income was $18.5 million for the three months ended March 31, 2002, compared to net income of $13.8 million for the three months ended March 31, 2001, an increase of 34.1%. This increase was primarily due to a significant increase in fee revenue during the first quarter of 2002, as compared to the same period of 2001, including increases resulting from our merger with OrthAlliance. For the three months ended March 31, 2002, our operating margin (or operating profits as a percentage of fee revenue) decreased to 27.9% from 29.9% for the three months ended March 31, 2001. Our fee revenue increased 43.7% to $111.3 million for the three months ended March 31, 2002, from $77.5 million for the three months ended March 31, 2001. Our direct expenses increased 45.2% to $60.4 million for the three months ended March 31, 2002, from $41.6 million for the three months ended March 31, 2001. As a percentage of fee revenue, our direct expenses slightly increased to 54.3% for the three months ended March 31, 2002 from 53.7% for the three months ended March 31, 2001.

         FEE REVENUE. Fee revenue increased $33.8 million, or 43.7%, to $111.3 million for the three months ended March 31, 2002 from $77.5 million for the three months ended March 31, 2001. We attribute $27.4 million of this increase to the growth in fee revenue of centers open throughout both periods and to the contribution to fee revenue from practices affiliated with OrthAlliance, and $6.4 million of this increase to centers opened since January 1, 2001. OrthAlliance contributed to this increase in fee revenue as we acquired it in November 2001. The increase in fee revenue during the first quarter of 2002, as compared to the first quarter of 2001, was also due to an increase in the number of patients being treated by our affiliated practices and an increase in the average amount of fees that patients were charged for treatment. During the three months ended March 31, 2002, our affiliated practices initiated treatment of about 58,700 patients, an increase of 32.1% from about 44,400 patients during the three months ended March 31, 2001, representing new patient contract balances of $188.0 million at March 31, 2002, compared to $138.5 million at March 31, 2001. At March 31, 2002, our affiliated practitioners were treating a total of 499,200 patients, an increase of 38.7% from approximately 359,900 patients at

March 31, 2001. The Company adopted a change in accounting for revenue effective January 1, 2000 and recorded a cumulative effect of change in accounting policies of $50.6 million, net of an income tax benefit. During the three months ended March 31, 2001, the Company recognized revenue of $5.8 million that was included in the cumulative effect of change in accounting principle. The amounts in this section exclude the Excluded OrthAlliance Affiliated Practices.

         EMPLOYEE COSTS. Employee costs increased $9.5 million, or 42.4%, to $31.8 million for the three months ended March 31, 2002 from $22.3 million for the three months ended March 31, 2001. This increase primarily resulted from the addition of additional employees through the OrthAlliance merger. As a percentage of fee revenue, employee costs decreased to 28.6% for the three months ended March 31, 2002 from 28.8% for the three months ended March 31, 2001. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During the three months ended March 31, 2002, patients in our affiliated orthodontic centers averaged 47.5 days between office visits, compared to an average of 45.3 days during the three months ended March 31, 2001. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

         ORTHODONTIC SUPPLIES. Orthodontic supplies expense increased $3.3 million, or 53.6%, to $9.5 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001. As a percentage of fee revenue, orthodontic supplies expense increased to 8.6% for the three months ended March 31, 2002 from 8.0% for the three months ended March 31, 2001. This increase was primarily due to increases in prices charged for orthodontic supplies by certain of our vendors beginning in the fourth quarter of 2001.

         RENT. Rent expense increased $3.3 million, or 48.0%, to $10.1 million for the three months ended March 31, 2001 from $6.8 million for the three months ended March 31, 2001. This increase was primarily due to centers acquired, affiliated, opened or relocated after March 31, 2001, including OrthAlliance affiliated practices. As a percentage of fee revenue, rent expense increased to 9.1% for the three months ended March 31, 2002 from 8.8% for the three months ended March 31, 2001. The increase was primarily attributable to rent increase in certain markets and to an overall increase in common area maintenance charges for 2002 compared to 2001.

         MARKETING AND ADVERTISING. Marketing and advertising expense increased $2.7 million, or 43.4%, to $9.0 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001. The increase in this expense primarily resulted from increases in marketing and advertising related to growth in fee revenue for existing centers as well as marketing and advertising for centers added after March 31, 2001. As a percentage of fee revenue, marketing and advertising expense decreased slightly to 8.0% for the three months ended March 31, 2002 from 8.1% for the three months ended March 31, 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $6.1 million, or 74.3%, to $14.4 million for the three months ended March 31, 2002 from $8.3 million for the three months ended March 31, 2001. As a percentage of fee revenue, general and administrative expense increased to 12.9% for the three months ended March 31, 2002 from 10.7% for three months ended March 31, 2001. The increase in general and administrative expense primarily resulted from costs incurred to install DSL lines for our affiliated centers, increase in office supplies expense and the impact of OrthAlliance affiliated practices on our general and administrative expense. The DSL connection allows for certain software applications to be provided through a World Wide Web interface, which enables affiliated practices to access and update patient records, accounting records and other data from any location. The increase in office supplies expense was primarily attributable to price increases by certain vendors beginning in the fourth quarter of 2001 and an increase in office supplies use due to an increased number of patients and affiliated practices during the three months ended March 31, 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.1 million, or 24.3%, to $5.5 million for the three months ended March 31, 2002 from $4.4 million for the three months ended March 31, 2001. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for centers developed, acquired or relocated after 2001. As a percentage of fee revenue, depreciation and amortization expense decreased to 4.9% for the three months ended March 31, 2002 from 5.7% for the three months ended March 31, 2001, primarily due to an increase in fee revenue at the comparable centers that did not require the Company to invest in fixed assets or service agreements since the quarter ended March 31, 2001. There was no amortization of the goodwill amount recorded as a result of the OrthAlliance acquisition.

         OPERATING PROFIT. Operating profit increased $7.8 million, or 33.8%, to $31.0 million for the three months ended March 31, 2002 from $23.2 million for the three months ended March 31, 2001. As a percentage of fee revenue, operating profit was 27.9% and 29.9% for the three months ended March 31, 2002 and 2001, respectively, as a result of the factors discussed above.

         INTEREST. Net interest expense increased $200,000, or 22.7%, to $1.3 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. As a percentage of fee revenue, net interest expense decreased to 1.2% for the three months ended March 31, 2002 from 1.3% for the three months ended March 31, 2001.

         PROVISION FOR INCOME TAXES. Provision for income taxes increased $2.8 million, or 33.8%, to $11.2 million for the three months ended March 31, 2002 from $8.4 million for the three months ended March 31, 2001. Our effective income tax rate was 37.8% for the three months ended March 31, 2002 and 2001.

         NET INCOME. For the three months ended March 31, 2002, our net income increased $4.7 million, or 34.1%, to $18.5 million, compared to net income of $13.8 million for the three months ended March 31, 2001, primarily due to a significant increase in fee revenue during the three months ended March 31, 2002, compared to the three months ended March 31, 2001, including increases relating to our acquisition of OrthAlliance. As a percentage of fee revenue, net income for the three months ended March 31, 2002 decreased to 16.6% as compared to 17.8% for the three months ended March 31, 2001, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash flow information for the three months ended March 31, 2002 and 2001:


                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          2002           2001
                                                       --------        --------
                                                             (in thousands)
Net cash provided by operating activities ......       $ 20,764        $ 17,480
Net cash used in investing activities ..........         (9,071)         (9,699)
Net cash used in financing activities ..........         (7,525)           (216)

Net cash provided by operating activities was $20.8 million for the three months ended March 31, 2002 compared to $17.5 million for the three months ended March 31, 2001. Net cash provided by operating activities during the three months ended March 31, 2002 were positively impacted by increases of $4.7 million in net income and $6.1 million in accounts payable and other current liabilities. Offsetting these positive impacts were increases of $9.1 million in service fees receivable and prepayments and $1.3 million in amounts payable to affiliated practices. The increase in service fees receivable and prepayments was primarily attributable to an increase in the number of patients being treated by our affiliated practices. Our working capital at March 31, 2002 was $59.7 million, including cash and cash equivalents of $16.5 million, compared to working capital at December 31, 2001 of $51.9 million, including cash and cash equivalents of $14.2 million. The increase in working capital, excluding the impact of cash and cash equivalents was primarily due to an increase of $8.4 million in service fees receivable partially offset by the timing of the Company's estimated income tax payments.

Net cash used in investing activities was $9.1 million for the three months ended March 31, 2002 compared to $9.7 million for the three months ended March 31, 2001. The Company used $3.2 million less cash to acquire service or consulting agreements during the three months ended March 31, 2002, as compared to the comparable period in 2001. This decrease was partially offset by an increase of $2.5 million invested in property, equipment and improvements.

Financing activities for the three months ended March 31, 2002 had an increase of cash use of $7.3 million, compared to the three months ended March 31, 2001. The increase in net cash used was primarily due to the repayment of $5.0 million of indebtedness outstanding under our bridge credit facility and $3.8 million of notes payable to affiliated practices during the first quarter of 2002.

Our capital expenditures consist primarily of the costs associated with the development of additional affiliated centers. The average cost of developing a new orthodontic center in the United States is about $325,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice's share of these costs until we are reimbursed by the practice. In some cases, we assist our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. At March 31, 2002 and December 31, 2001, the outstanding balance of these amounts that we guaranteed was about $1.9 million. We also intend to continue to make advances of about $40,000 to newly-affiliated practices during the first year of an affiliated center's operations, which advances bear no interest and typically are repaid during the second year of the affiliated center's operations. We intend to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

We maintain a $100.0 million revolving line of credit, of which $67.8 million was outstanding at March 31, 2002, with a lending group that consists of Wachovia Bank, N.A., Bank of America FSB, Bank One, N.A., and Hibernia National Bank. The revolving line of credit, which expires in October 2003, provides funding for our general working capital and expansion of the number of affiliated centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in our ownership interests in our operating subsidiaries.

In November 2001, we obtained a $50.0 million bridge credit facility from Bank of America FSB of which $45.0 million was outstanding at March 31, 2002. Borrowings under this bridge credit facility bear interest at varying rates above the lender's prime rate or LIBOR. Under the bridge credit facility, we have the right, upon written notice at least 30 days prior to November 9, 2002, to extend the bridge credit facility to October 7, 2003. We anticipate that we will further repay a portion of the bridge credit facility through cash flow from operations, enter into a new long-term financing arrangement to replace the bridge credit facility or extend the term of the bridge credit facility to October 2003. We are currently reviewing our projections for cash needs and the possibility of obtaining a new long-term financing arrangement providing more favorable interest rates and terms.

Our revolving line of credit and our bridge credit facility require that we maintain certain financial and nonfinancial covenants under the terms of the credit agreements, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. These credit agreements also impose restrictions on our acquisitions, investments, dividends and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under both the revolving line of credit and the bridge credit facility, and terminate our ability to borrow funds under those credit facilities. At March 31, 2002 we were in compliance with these covenants and restrictions.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," except for provisions in SFAS No. 141 and SFAS No. 142 related to the business combination with OrthAlliance which were adopted on November 9, 2001, issued by the Financial Accounting Standards Board (FASB). SFAS No. 141 and SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. We applied provisions of SFAS No. 141 and SFAS No. 142 in accounting for the business combination with OrthAlliance on November 9, 2001, and did not amortize goodwill arising from the combination in accordance with SFAS No. 142. On January 1, 2002, we adopted SFAS No. 141 and SFAS No. 142 which did not impact our financial position or results of operations. We have not completed our initial evaluation of impairment of this goodwill required under SFAS No. 142. Based on our preliminary evaluation, we do not believe that our existing goodwill balance is currently impaired under the new standard; however, no assurances can be given regarding future impairment. We anticipate completing the initial evaluation by June 30, 2002, which is within the six month transition period allowed under SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144 which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. We adopted SFAS No. 144 on January 1, 2002, which did not impact our financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    During the three months ended March 31, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, we filed an action against a former employee, Dr. Ronald M. Roncone, in the U.S. District Court for the Southern District of California on October 17, 2000. In our complaint, we alleged that Dr. Roncone breached the terms of his employment agreement with us, and that he failed to satisfy a condition to our performance under the employment agreement by failing and refusing to affiliate his orthodontic practice with us. We sought a declaratory judgment that we had no further obligations under the employment agreement due to Dr. Roncone's failure to affiliate his practice with us, his failure to recruit a minimum number of affiliated orthodontists and our termination of his employment for cause, and that, if Dr. Roncone was found to be entitled to additional compensation, it should take the form of stock options. We also sought repayment of loans and other amounts that Dr. Roncone owed to us. Dr. Roncone filed a counterclaim against us on November 1, 2000, in which he alleged that we breached the terms of his employment agreement and an alleged oral agreement or modification to the employment agreement to convert his loans to an interest-free basis and, at his option, compensation, and to waive his obligation to affiliate his practice with us. Dr. Roncone sought an unspecified amount of money damages or shares of our common stock. We agreed to settle this litigation on mutually acceptable terms and, on May 10, 2002, the litigation was dismissed. Settlement of this action did not have a material adverse effect on our financial condition or results of operations.

On April 22, 2002, the U.S. District Court for the Northern District of Indiana, in ruling on motions for summary judgment, held that a service agreement between OrthAlliance and Orthodontic Affiliates, P.C. (the "PC") was valid and enforceable, in that the service agreement did not violate Indiana laws prohibiting the unauthorized practice of dentistry. The PC filed an action against OrthAlliance on August 21, 2001, alleging, among other things, that the service agreement was illegal under Indiana law and therefore void and unenforceable, and that OrthAlliance had breached the service agreement. In its ruling, the court found that the service agreement did not call for OrthAlliance to engage in the unauthorized practice of dentistry; rather, the court found that OrthAlliance had a contractual obligation under the service agreement to provide business services and business personnel to the practice, without violating Indiana laws regulating the practice of dentistry. The court confirmed that OrthAlliance does not control the PC's orthodontic practice, noting that one of the orthodontist-owners of the PC had made statements that indicated his understanding that he and the other orthodontist-owner retained control over their practice. The court also held that OrthAlliance was a third party beneficiary of portions of the employment agreements between the PC and its orthodontist-owners, Dr. Thomas W. Surber and Dr. Randall A. Schmidt, including the orthodontists' covenants not to compete, and that the PC and its orthodontist-owners may not amend those provisions without OrthAlliance's consent if OrthAlliance has approved, sued upon or justifiably relied on the provisions. OrthAlliance has filed an amended counterclaim with the court, which OrthAlliance believes further and clearly indicates that it has met these requirements. A trial date for the remaining issues in this case has not been set.

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

         During the three months ended March 31, 2002, the Company filed the following current report on Form 8-K:

         (i) On January 25, 2002, the Company filed an amended report on Form 8-K reporting information under "Item 2. Acquisition or Disposition of Assets" and certain financial information required in "Item 7. Financial Statements and Exhibits" which it did not include in its filing on Form 8-K on November 26, 2001.

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

                                  Orthodontic Centers of America, Inc.
                                  ------------------------------------
                                  (Registrant)



Date:  May 15, 2002               /s/ Bartholomew F. Palmisano, Sr.
                                  ------------------------------------
                                  Bartholomew F. Palmisano, Sr.
                                  Chairman of the Board, President
                                  and Chief Executive Officer

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