Form 10-Q
period 2002-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2002-08-14
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     72-1278948
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 13, 2002, there were approximately 51,307,000 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
Part I.  Financial Information
Item 1.  Consolidated Financial Statements (Unaudited):
     Condensed Consolidated Balance Sheets -
        June 30, 2002 and December 31, 2001.......................................................................3
     Condensed Consolidated Statements of Income -
        Three and Six Months Ended June 30, 2002 and 2001 ........................................................4
     Condensed Consolidated Statements of Cash Flow -
        Six Months Ended June 30, 2002 and 2001...................................................................5
     Notes to Condensed Consolidated Financial Statements - June 30, 2002.........................................6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................24
Part II.  Other Information
Item 2.  Changes in Securities and Use of Proceeds...............................................................25
Item 4.  Submission of Matters To a Vote of Security Holders.....................................................25
Item 6.  Exhibits and Reports on Form 8-K........................................................................26

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may," "would," "could" or "will." These forward-looking statements include, without limitation, statements regarding the Company's future growth, deferred tax asset, liquidity, capital resources, amendments to existing service agreements, stock repurchases, pending litigation against OrthAlliance, financial merits of the OrthAlliance merger, advances to affiliated practices, repayment or replacement of outstanding indebtedness and impairment of goodwill. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company's financial results and conditions, disruption of the Company's relationships with its affiliated practices or loss of a significant number of the Company's affiliated practices, failure or delay in integrating OrthAlliance's affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, failure or delay in obtaining lender approval of the stock repurchase program, failure to consummate proposed developments or acquisitions, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, risks relating to the Company's foreign operations, changes in the Company's operating or expansion strategy, inability of the Company to attract and retain qualified personnel, and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company's business, inability to obtain alternative financing or to obtain financing on acceptable terms, and other factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and from time to time in other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      Orthodontic Centers of America, Inc.
                      Condensed Consolidated Balance Sheets

                                                                                        June 30,        December 31,
                                                                                          2002             2001(1)
                                                                                        ---------       ------------
                                                                                        (Unaudited)
                                                                                 (dollars in thousands, except share amounts)
ASSETS:
Current assets:
     Cash and cash equivalents .................................................        $  12,825         $  14,172
     Service fees receivable, net of allowance for uncollectible amounts .......           79,901            58,610
     Deferred income taxes .....................................................            5,150             4,374
     Advances to affiliated practices, net .....................................           14,690            13,846
     Supplies inventory ........................................................            8,503             8,843
     Prepaid expenses and other assets .........................................            7,775             6,963
                                                                                        ---------         ---------
         Total current assets ..................................................          128,844           106,808
Property, equipment and improvements, net ......................................           93,004            91,843
Advances to affiliated practices, less current portion, net ....................           11,737            11,381
Deferred income taxes, less current portion ....................................           56,791            56,694
Intangible assets, net .........................................................          224,395           229,276
Goodwill .......................................................................           75,572            71,782
Other assets ...................................................................            7,384             6,173
                                                                                        ---------         ---------
         Total assets ..........................................................        $ 597,727         $ 573,957
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ..........................................................        $   4,725         $  11,321
     Accrued salaries and other accrued liabilities ............................           13,945            18,142
     Deferred revenue ..........................................................            2,038             1,929
     Income taxes payable ......................................................           19,611             1,363
     Service fee prepayments ...................................................           12,693            13,976
     Amounts payable to affiliated practices ...................................            1,724             3,118
     Current portion of notes payable to affiliated practices ..................            2,565             4,036
                                                                                        ---------         ---------
         Total current liabilities .............................................           57,301            53,885
Notes payable to affiliated practices, less current portion ....................           10,264            11,564
Long-term debt .................................................................          108,030           119,000
Non-controlling interest in subsidiary .........................................               25                56

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized;
       no shares outstanding ...................................................               --                --
     Common stock, $.01 par value per share; 100,000,000 shares authorized; 51,217,000 shares outstanding at June 30, 2002
       and 50,914,000 shares outstanding at December 31, 2001 ..................              512               509
     Additional paid-in capital ................................................          211,838           208,949
     Retained earnings .........................................................          213,291           182,715
     Accumulated other comprehensive loss ......................................           (2,802)           (1,989)
     Due from key employees for stock purchase program .........................             (488)             (488)
     Capital contribution receivable from stockholders .........................             (244)             (244)
                                                                                        ---------         ---------
         Total stockholders' equity ............................................          422,107           389,452
                                                                                        ---------         ---------
         Total liabilities and stockholders' equity ............................        $ 597,727         $ 573,957
                                                                                        =========         =========

------------------

(1) The consolidated balance sheet at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.
                   Condensed Consolidated Statements of Income

                                                          Three months ended                 Six months ended
                                                               June 30,                           June 30,
                                                     ---------------------------         ---------------------------
                                                        2002             2001              2002              2001
                                                     ---------         ---------         ---------         ---------
                                                                               (Unaudited)
                                                                  (in thousands, except per share data)
Fee revenue .................................        $ 113,432         $  82,228         $ 224,755         $ 159,712
Direct expenses:
     Employee costs .........................           32,079            23,309            63,905            45,652
     Orthodontic supplies ...................            9,550             6,456            19,128            12,693
     Rent ...................................           10,064             7,079            20,139            13,888
     Marketing and advertising ..............            7,964             6,457            16,915            12,698
                                                     ---------         ---------         ---------         ---------
         Total direct expenses ..............           59,657            43,301           120,087            84,931
General and administrative ..................           14,770             9,150            29,173            17,412
Non-recurring recruiting expense ............           12,772                --            12,772                --
Depreciation and amortization ...............            5,839             4,624            11,294             9,014
                                                     ---------         ---------         ---------         ---------
Operating profit ............................           20,394            25,153            51,429            48,355
Interest income (expense), net ..............             (992)           (1,148)           (2,342)           (2,247)
Non-controlling interest in subsidiary ......                7              (190)               31               (80)
                                                     ---------         ---------         ---------         ---------
Income before income taxes ..................           19,409            23,815            49,118            46,028
Provision for income taxes ..................            7,327             8,989            18,542            17,374
                                                     ---------         ---------         ---------         ---------
Net income ..................................        $  12,082         $  14,826         $  30,576         $  28,654
                                                     =========         =========         =========         =========
Net income per share:
     Basic ..................................        $    0.24         $    0.30         $    0.60         $    0.59
                                                     =========         =========         =========         =========
     Diluted ................................        $    0.23         $    0.30         $    0.59         $    0.57
                                                     =========         =========         =========         =========
Average shares outstanding:
     Basic ..................................           51,188            48,837            51,362            48,813
                                                     =========         =========         =========         =========
     Diluted ................................           51,999            50,218            52,174            50,083
                                                     =========         =========         =========         =========

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                                            Six months ended
                                                                                                June 30,
                                                                                        -------------------------
                                                                                          2002             2001
                                                                                        --------         --------
                                                                                                (Unaudited)
                                                                                              (in thousands)
Operating activities:
   Net income ..................................................................        $ 30,576         $ 28,654
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Provision for bad debt expense ............................................           2,271              274
     Depreciation and amortization .............................................          11,294            9,014
     Deferred income taxes .....................................................            (873)             543
     Non-recurring recruiting expense ..........................................           4,771               --
     Non-controlling interest in subsidiary ....................................             (31)              80
     Changes in operating assets and liabilities:
       Service fee receivables and prepayments .................................         (22,970)          (9,049)
       Supplies inventory ......................................................             340              (55)
       Prepaid expenses and other ..............................................          (2,021)          (1,366)
       Amounts payable to affiliated practices .................................          (1,394)             882

       Accounts payable and other current liabilities ..........................           7,565           (5,364)
                                                                                        --------         --------
Net cash provided by operating activities ......................................          29,528           23,613

Investing activities:
   Purchases of property, equipment and improvements ...........................          (7,069)          (9,976)
   Intangible assets acquired ..................................................          (5,276)         (11,435)
   Proceeds from available-for-sale investments ................................              --              999
   Payments received on management agreements ..................................           1,284               --
   Advances to affiliated practices, net .......................................          (8,149)          (2,685)
                                                                                        --------         --------
Net cash used in investing activities ..........................................         (19,210)         (23,097)

Financing activities:
   Repayment of notes payable to affiliated practices ..........................          (2,774)            (989)
   Repayment of long-term debt .................................................         (10,000)          (2,106)
   Proceeds from long-term debt ................................................              --            3,128
   Issuance of common stock ....................................................           2,892            2,086
                                                                                        --------         --------
Net cash (used in) provided by financing activities ............................          (9,882)           2,119

Effect of exchange rate changes on cash and cash equivalents ...................          (1,783)              --
Change in cash and cash equivalents ............................................          (1,347)           2,635
Cash and cash equivalents at beginning of period ...............................          14,172            4,689
                                                                                        --------         --------
Cash and cash equivalents at end of period .....................................        $ 12,825         $  7,324
                                                                                        ========         ========

Supplemental cash flow information: Cash paid during period for:
       Interest ................................................................        $  1,955         $  2,400
                                                                                        ========         ========
       Income taxes ............................................................        $    233         $ 19,433
                                                                                        ========         ========

Supplemental disclosures of non-cash investing and financing activities:
   Notes payable and common stock issued
      to obtain Service Agreements .............................................        $    835         $    796
                                                                                        ========         ========

See notes to condensed consolidated financial statements.

                      Orthodontic Centers of America, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2002

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

Certain reclassifications have been made to the prior period's financial statements in order to conform to the current period's presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.       REVENUE RECOGNITION

Fee revenue consists of service fees earned by the Company under the Service Agreements. Effective January 1, 2000, the Company changed its method of revenue recognition for service fees earned under its Service Agreements. Fee revenue is generally recognized as service fees are contractually due under the Company's Service Agreements, except that recognition of a portion of the service fees is deferred because patient contract revenue is calculated on a straight-line basis over the term of the patient contracts (which, for orthodontic patients, average about 26 months), and are reduced by amounts retained or to be retained by Affiliated Practices.

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

3.       INTANGIBLE ASSETS

The Company generally affiliates with an existing orthodontic or pediatric dental practice by acquiring substantially all of the non-professional assets of the practice, either directly or indirectly through a stock purchase, and entering into a Service Agreement with the orthodontist or pediatric dentist and/or his or her professional corporation or other entity (the "Affiliated Practice"). The acquired assets generally consist of equipment, furniture, fixtures and leasehold interests. The Company records these acquired tangible assets at their fair value as of the date of acquisition, and depreciates or amortizes the acquired assets using the straight-line method over their useful lives. The remainder of the purchase price is allocated to an intangible asset, which represent the costs of obtaining the Service Agreement through which the Company obtains the exclusive right to provide business operations, financial, marketing and administrative services to the Affiliated Practice during the term of the Service Agreement. The Service Agreements generally provide that the professional corporation or entity is responsible for providing orthodontic or pediatric dental services and for employing all orthodontists or pediatric dentists. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. In many cases, the Affiliated Practice has the option to terminate the Service Agreement, upon written notice, after a certain length of time as prescribed in the Service Agreement. In the event the Affiliated Practice terminates its affiliation with the Company, it generally is required to purchase all of the related assets, including the unamortized portion of intangible assets, at the current book value or sell its interests in the practice to another licensed orthodontist or pediatric dentist who agrees to assume the obligations under the Service Agreement.

Subsequent to affiliation, an Affiliated Practice may acquire an existing practice, center or patient base, and the Company may pay consideration to the Affiliated Practice to amend its Service Agreement to extend the Company's affiliation to such newly acquired practice, center or patient base, which provides the Company with the opportunity to earn additional service fees. This consideration is also allocated to an intangible asset.

Service Agreements are amortized on a straight-line basis over the shorter of their term or 25 years. Amortization expense was $2.7 million and $5.4 million, respectively, for the three- and six-month periods ended June 30, 2002, compared to $2.0 million and $4.1 million, respectively, for the three- and six-month periods ended June 30, 2001. Accumulated amortization was $37.5 million and $24.8 million as of June 30, 2002 and 2001, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (e.g., stock options) outstanding during the period.

5.       ACCOUNTING CHANGE

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. In the quarter ended June 30, 2002, the Company completed its initial evaluation of goodwill impairment as required with the adoption of SFAS No. 142 and determined that the existing goodwill balance was not impaired. However, no assurances can be given regarding future impairment.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the Company to evaluate whether events or circumstances have occurred that indicate all or a portion of the carrying amount of the Company's intangible assets may not be recoverable. The recoverability takes into account whether these intangibles should be completely or partially written off or the amortization period accelerated based on management's estimate of future operating income over the remaining term of the Service Agreement. If the intangible assets is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangibles exceeds its fair value using estimated discounted cash flows. The Company adopted SFAS No. 144 on January 1, 2002, which did not impact the Company's financial position or results of operations. For the quarter ended June 30, 2002, the Company performed valuations on the carrying amount of the Company's intangibles and determined that impairment did not exist at June 30, 2002.

6.       BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, a newly-formed subsidiary of the Company merged with and into OrthAlliance. As a result of the merger, OrthAlliance became a wholly-owned subsidiary of the Company. OrthAlliance provides management and consulting services to orthodontic and pediatric dental practices throughout the United States.

The merger was accounted for using the purchase method of accounting. The results of operations of OrthAlliance subsequent to November 9, 2001 have been included in the Company's consolidated statements of income. The results of OrthAlliance do not include results of operations relating to Service Agreements with certain affiliated practices that are parties to litigation pending against OrthAlliance and have ceased remitting service fees to OrthAlliance (the "Excluded OrthAlliance Affiliated Practices"). The purchase price has been allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed based on their estimated fair values as of November 9, 2001 with an amount of $71.8 million recorded in goodwill. The Company has begun its assessment of recoverability for certain assets acquired as part of its initiative to finalize its purchase accounting for the merger and has determined that collectibility of these amounts is uncertain and has, therefore, adjusted goodwill for the amount that the Company believes will not be recovered. Additional adjustments may be required as the Company completes its assessment of recoverability. Also, during April 2002, the Company received proceeds from an OrthAlliance Affiliated Practice to terminate its Service Agreement and, accordingly, the Company adjusted the goodwill balance recorded in connection with the merger to reflect the consideration received. The goodwill balance at June 30, 2002 was $75.6 million. These purchase price allocations are preliminary and, therefore, subject to change as the Company obtains more information and as certain pre-acquisition contingencies, particularly those related to litigation, are resolved.

Following the announcement of the merger agreement with OrthAlliance, a number of OrthAlliance's affiliated practices commenced litigation against OrthAlliance, alleging, among other things, that OrthAlliance breached the terms of their Service Agreements by failing to provide certain services and/or that certain provisions of their Service Agreements may be unenforceable. In determining the purchase price allocation, the Company has assigned no value to advances to affiliated practices, property, equipment and improvements, notes receivable, and Service Agreements relating to the Excluded OrthAlliance Affiliated Practices because of the inherent uncertainties of the litigation process, the relatively early stages of these lawsuits and the recentness of the merger, all of which create uncertainties with respect to the recoverability of these assets. Also, the allocation does not reflect any proceeds that may be received by OrthAlliance from these Affiliated Practices in consideration for certain assets or termination of their Service Agreements. Therefore, the estimated values are preliminary and may change as more facts become known. The assignment of no value to assets related to these Affiliated Practices does not reflect a belief by management that these lawsuits have merit or that the plaintiffs will ultimately prevail in these actions. In connection with the OrthAlliance merger, the Company assumed a liability for certain estimated additional merger-related costs that may be incurred by the Company, including estimated attorneys fees and legal expenses anticipated to be incurred in connection with these lawsuits.

Intangible assets associated with OrthAlliance's Service Agreements are being amortized on a straight-line basis over the terms of the Service Agreements (up to 25 years), with a weighted-average life of approximately 20 years. A portion of the amortization expense generated with respect to these intangible assets is not deductible for federal income tax purposes.

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

In connection with the OrthAlliance merger, the Company assumed liabilities for estimated employee severance and for operating lease agreements expected to be terminated. The severance accrual relates to approximately 30 OrthAlliance corporate employees. The operating lease payment accrual relates to facility leases assumed by the Company for facilities that are being vacated. Amounts accrued represent management's estimates of the cost to exit these leases.

Components and activity for the liabilities assumed are as follows:



                                              December 31,  Charges and    June 30,
                                                 2001       adjustments      2002
                                              ------------  -----------    --------
                                                          (in thousands)
Accrued severance liability ............        $2,579        $  988        $1,591
Accrued operating facility leases ......         1,203           277           926
                                                ------        ------        ------
                                                $3,782        $1,265        $2,517
                                                ======        ======        ======

7.       INCOME TAXES

As of June 30, 2002, the Company has approximately $56.8 million of deferred tax assets resulting from its change in method for recognizing fee revenue effective January 2000. In April 2002, the Company filed an application with the Internal Revenue Service ("IRS") to change the Company's tax accounting method of recognizing revenue. The Company has not made any estimated federal income tax payments during 2002 based on the expectation that the authorized change in accounting will at least alleviate the Company's tax liability for the first two quarterly estimated federal income tax installments and, accordingly, has recorded such estimated payments as income taxes payable. To the extent the IRS approves the change in accounting, the deferred tax assets will be used to reduce the income tax payable for 2002.

8.       NON-RECURRING RECRUITING EXPENSE

On April 30, 2002, the Company and a former employee reached agreement on the number of affiliated orthodontists that the former employee was credited with recruiting and the amount payable to the former employee in consideration for his prior services in recruiting these affiliated orthodontists. These amounts had been disputed by the parties and were the subject of a lawsuit pending between the parties, which was commenced on October 17, 2000. On May 10, 2002, that lawsuit was dismissed, and the Company paid the former employee approximately $8.0 million in cash and forgave approximately $4.8 million of indebtedness owed by the former employee to the Company. These amounts have been included in the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002 as a non-recurring recruiting expense. The Company does not have similar recruiting arrangements with any other employee or affiliated practitioner.

9.       COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties to other pending litigation, as disclosed in footnote 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Except as previously disclosed, there has not been any material changes to such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion summarizes the financial position of Orthodontic Centers of America, Inc. ("we," "our," "OCA" or the "Company") at June 30, 2002, and the results of operations for the three and six months ended June 30, 2002, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

GENERAL

Our business was established in 1985. At June 30, 2002, we provided business services to 370 orthodontic and pediatric dental practices operating in 869 orthodontic and pediatric dental centers in which 626 orthodontists, pediatric dentists and general dentists were practicing as of June 30, 2002. These amounts do not include the Excluded OrthAlliance Affiliated Practices, which are 49 orthodontists and pediatric dentists, as of June 30, 2002, that are involved in litigation with OrthAlliance, Inc. ("OrthAlliance"), which we acquired in November 2001, and have ceased paying service fees to OrthAlliance.

Generally, when we develop a new center, all patients treated at the center are new patients and, in the first several months after commencing operations, the center is open only for a limited number of days each month as new patients are added. Our affiliated centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After approximately 26 months of operations, a center's growth in patient base has typically begun to stabilize as the initial patients complete treatment. At that point, a center can increase the number of patients treated by improving the efficiency of its clinical staff, increasing patient treatment intervals and adding operating days or practitioners. Our affiliated centers may also increase revenue by implementing periodic price increases. Established practices with which we have affiliated have typically increased their revenue by applying our operating strategies and systems.

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

During the six months ended June 30, 2002, there were no material changes to or in the application of our critical accounting policies presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

For further discussion of our accounting policies, see Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Report, primarily related to revenue recognition.

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

OVERVIEW OF SERVICE AND CONSULTING AGREEMENTS

We provide a wide range of services to our affiliated practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative and business services. These services are provided under long-term agreements with affiliated orthodontists and pediatric dentists and/or their wholly-owned professional corporation or other entity, with terms that generally range from 20 to 40 years (with most ranging from 20 to 25 years).

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

         OCA SERVICE AGREEMENTS. Under OCA's general form of service agreement, we provide affiliated practices with a wide range of business services in exchange for monthly service fees. The monthly service fees under these service agreements are generally computed based upon 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated practice. The amounts retained by an affiliated practice are based on a percentage of the operating profits of the practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice), plus, in some cases, certain hourly-based amounts. These service fees generally represent reimbursement for direct and indirect expenses that we incur in providing services to an affiliated practice (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a portion of the operating profits of the affiliated practice on a cash basis and, in some cases, hourly-based service fees. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice's cash operating profits (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated practice).

         OCA CONSULTING AGREEMENTS. Under OCA's general form of consulting agreement, the types of services we provide to affiliated practices are generally similar to the services we provide under our general form of service agreement. Fees paid to us under the consulting agreements generally are a combination of, depending on the service being performed, cost-based types of fees, flat monthly fees and hourly fees.

         ORTHALLIANCE SERVICE, MANAGEMENT SERVICE AND CONSULTING AGREEMENTS. Under OrthAlliance's general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are generally similar to those provided under OCA's service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice's collections are insufficient to fund the practice's current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses. Under these service agreements, OrthAlliance generally receives service fees based on either (1) a percentage of adjusted practice revenue (generally about 17%), which is to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis, subject, in some cases, to a minimum dollar amount of annual service fees during the first five years of the agreement, (2) a percentage of adjusted practice revenue (generally about 17%), which is to be earned by OrthAlliance on an accrual basis of accounting, and received on a cash basis, subject to annual adjustments based upon improvements in the affiliated practice's operating margin, and, in some cases, subject to a minimum dollar amount of annual service fees during the first five years of the agreement, or
(3) a flat monthly fee with annual fixed-dollar increases.

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

SEASONALITY

Our affiliated practices have experienced their highest volume of new cases in the summer and other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist or pediatric dentist to commence treatment. Consequently, our affiliated practices have experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, our affiliated practices have experienced reduced volume and fourth quarter revenue for our affiliated practices has been generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional affiliated practices.

EMERGING ISSUES TASK FORCE ISSUE NO. 97-2

We do not have a controlling financial interest in our affiliated practices. In accordance with guidance in Emerging Issues Task Force Issue No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated practices within our financial statements.

BUSINESS COMBINATION WITH ORTHALLIANCE

OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger in November 2001. The OrthAlliance merger was accounted for using the purchase method of accounting, and the results of operations of OrthAlliance have been included in our consolidated financial statements for the period from November 9, 2001 through December 31, 2001 and the six months ended June 30, 2002. However, our condensed consolidated financial statements for the three- and six-month periods ended June 30, 2002 do not include any results of operations associated with the Excluded OrthAlliance Affiliated Practices, which are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

We believe that the OrthAlliance merger is a strategically important transaction, which we believe will provide opportunities for growth in our fee revenue and increases in our operating margin. Our objective is to build sound, long-term business relationships with OrthAlliance's affiliated practices, and to increase the number of these practices that use our suite of integrated business systems and services. Since entering into a merger agreement with OrthAlliance in May 2001, we have devoted substantial resources to attempting to integrate OrthAlliance's affiliated practices into our network of other affiliated practices. Some of OrthAlliance's affiliated practices began using part of our computer and business systems prior to the merger, under a license that we granted to OrthAlliance in October 2001. In addition, approximately 70 of OrthAlliance's affiliated practices (not including six of the Excluded OrthAlliance Affiliated Practices) have agreed, in amendments to their service, management service or consulting agreements with OrthAlliance, to use our proprietary computer software and business systems in their practices. We continue to implement our business systems for these practices. We also continue to inform other OrthAlliance affiliated practices about the quality and benefits of our systems and services, which we hope will persuade additional practices to use a wide range of these systems and services.

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

OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance. We believe that the plaintiffs' claims in these actions lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs. Based on our prior experience and discussions with some of these litigating practices or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties' ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices, which were engaged in litigation with OrthAlliance and which had ceased to pay service fees to OrthAlliance as of June 30, 2002, for purposes of allocating the purchase price that we paid in the OrthAlliance merger.

RESULTS OF OPERATIONS

         The following table provides information about the percentage of fee revenue represented by some of the items in our condensed consolidated statements of income. These amounts exclude the Excluded OrthAlliance Affiliated Practices.

                                                                             Three months                  Six months
                                                                                 ended                        ended
                                                                                June 30,                     June 30,
                                                                         ---------------------         ---------------------
                                                                          2002           2001           2002           2001
                                                                         ------         ------         ------         ------
Fee revenue .....................................................         100.0%         100.0%         100.0%         100.0%
                                                                         ------         ------         ------         ------
Direct expenses:
     Employee costs .............................................          28.3           28.3           28.4           28.6
     Orthodontic supplies .......................................           8.4            7.9            8.5            7.9
     Rent .......................................................           8.9            8.6            9.0            8.7
     Marketing and advertising ..................................           7.0            7.9            7.5            8.0
                                                                         ------         ------         ------         ------
         Total direct expenses ..................................          52.6           52.7           53.4           53.2
General and administrative ......................................          13.0           11.1           13.0           10.9
Non-recurring recruiting expense ................................          11.3             --            5.7             --
Depreciation and amortization ...................................           5.1            5.6            5.0            5.6
                                                                         ------         ------         ------         ------
Operating profit ................................................          18.0           30.6           22.9           30.3
Interest (income) expense .......................................           0.9            1.4            1.0            1.4
Non-controlling interest in subsidiary ..........................           0.0            0.2            0.0            0.1
                                                                         ------         ------         ------         ------
Income before income taxes ......................................          17.1           29.0           21.9           28.8
Provision for income taxes ......................................           6.5           10.9           10.9
                                                                         ------         ------         ------         ------
                                                                                                                         8.2
Net income ......................................................          10.6%          18.0%          13.7%          17.9%
                                                                         ======         ======         ======         ======

         OVERVIEW. Our net income decreased $2.7 million and increased $1.9 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. During the three months ended June 30, 2002, we recorded a non-recurring recruiting expense of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for his past recruiting services in accordance with the our accounting policies for such costs. Excluding the impact of this non-recurring expense, net income increased $5.2 million and $9.9 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. These increases were primarily due to significant growth in fee revenue from centers opened since June 30, 2001, including increases in fee revenue resulting from our merger with OrthAlliance in November 2001. Fee revenue increased $31.0 million and $65.0 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. Our operating margin (or operating profits as a percentage of fee revenue) for the three months ended June 30, 2002 was $20.4 million, or 18.0%, compared to $25.2 million, or 30.6%, for the three months ended June 30, 2001. Operating margin for the six months ended June 30, 2002 was $51.4 million, or 22.9%, compared to $48.4 million, or 30.3%, for the six months ended June 30, 2001. Excluding the impact of the non-recurring expense, operating margin was $33.2 million, or 29.2%, for the three months ended June 30, 2002 and $64.2 million, or 28.9%, for the six months ended June 30, 2002. The factors affecting our net income are discussed below.

         FEE REVENUE. Fee revenue during the three months ended June 30, 2002 was $113.4 million, an increase of 37.9% from $82.2 million for the same period in 2001. We attribute $14.2 million of this increase to the growth in fee revenue of centers open throughout both periods and $17.0 million of this increase to centers opened since June 30, 2001 or added through our acquisition of OrthAlliance in November 2001. For the six months ended June 30, 2002, fee revenue was $224.8 million, an increase of 40.7% from $159.7 million for the comparable period in 2001 or added through our acquisition of OrthAlliance in November 2001. We attribute $28.3 million of this increase to the growth in fee revenue of centers open throughout both periods and $36.8 million of this increase to centers opened since June 30, 2001. The increase in fee revenue during 2002 was also due to an increase in the number of patients being treated by our affiliated practices and an increase in the average amount of fees that patients were charged for treatment. During the six months ended June 30, 2002, our affiliated practices initiated treatment of about 59,800 patients, an increase of 27.7% from about 46,800 patients during the same period in 2001. This represents new patient contract balances of $194.1 million at June 30, 2002, compared to $149.7 million at June 30, 2001. At June 30, 2002, our affiliated practitioners were treating a total of 515,300 patients, an increase of 35.9% from approximately 379,100 patients at June 30, 2001.

         We adopted a change in accounting for revenue effective January 1, 2000 and recorded a cumulative effect of change in accounting principles of $50.6 million, net of an income tax benefit, in 2000. During the three and six months ended June 30, 2001, we recognized revenue of $7.4 million and $16.9 million, respectively, that was included in the cumulative effect of change in accounting principles.

         EMPLOYEE COSTS. Employee costs was $32.1 million for the three months ended June 30, 2002, an increase of 37.6% from $23.3 million for the comparable period in 2001. For the six months ended June 30, 2002, employee costs was $63.9 million, an increase of 40.0% from $45.7 million for the comparable period in 2001. These increases primarily resulted from the addition of employees in connection with the OrthAlliance merger in November 2001. As a percentage of fee revenue, employee costs was 28.3% and 28.4% for the three and six months ended June 30, 2002, respectively, compared to 28.6% and 28.6%, respectively, for the same periods in 2001. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care and without extending the patient's total term of treatment. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During the six months ended June 30, 2002, patients in our affiliated orthodontic centers averaged 46.9 days between office visits, compared to an average of 45.6 days during the comparable period in 2001. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

         ORTHODONTIC SUPPLIES. Orthodontic supplies was $9.6 million for the three months ended June 30, 2002, an increase of 47.9% from $6.5 million for the comparable period in 2001. For the six months ended June 30, 2002, orthodontic supplies was $19.1 million, an increase of 50.7% from $12.7 million for the comparable period in 2001. As a percentage of fee revenue, orthodontic supplies increased to 8.4% and 8.5% for the three and six months ended June 30, 2002, respectively, from 7.9% for each of the same periods in 2001. These increases were primarily due to increases in prices charged for orthodontic supplies by certain of our vendors beginning in the fourth quarter of 2001.

         RENT. Rent expense was $10.1 million for the three months ended June 30, 2002, an increase of 42.2% from $7.1 million for the comparable period in 2001. For the six months ended June 30, 2002, rent expense was $20.1 million, an increase of 45.0% from $13.9 million for the comparable period in 2001. These increases were primarily due to centers acquired, affiliated, opened or relocated after June 30, 2001, including OrthAlliance affiliated practices. As a percentage of fee revenue, rent expense increased to 8.9% for the three months ended June 30, 2002 from 8.6% for the comparable period in 2001, and increased to 9.0% for the six months ended June 30, 2002 from 8.7% for the comparable period in 2001. These increases were primarily attributable to rent increases in certain markets and to an overall increase in common area maintenance charges incurred during the six months ended June 30, 2002, compared to the same period in 2001.

         MARKETING AND ADVERTISING. Marketing and advertising expense was $8.0 million for the three months ended June 30, 2002, an increase of 23.3% from $6.5 million for the comparable period in 2001. For the six months ended June 30, 2002, marketing and advertising expense was $16.9 million, an increase of 33.2% from $12.7 million for the comparable period in 2001. The increase in this expense primarily resulted from increases in marketing and advertising related to growth in fee revenue for existing centers as well as marketing and advertising for centers added after June 30, 2001. As a percentage of fee revenue, marketing and advertising decreased to 7.0% and 7.5% for the three and six months ended June 30, 2002, respectively, from 7.9% and 8.0%, respectively, for the same periods in 2001. These decreases were primarily due to OrthAlliance affiliated practices generally advertising less than other OCA affiliated practices.

         GENERAL AND ADMINISTRATIVE. General and administrative expense was $14.8 million for the three months ended June 30, 2002, an increase of 61.4% from $9.2 million for the comparable period in 2001. For the six months ended June 30, 2002, general and administrative was $29.2 million, an increase of 67.5% from $17.4 million for the comparable period in 2001. As a percentage of fee revenue, general and administrative expense increased to 13.0% for the three and six months ended June 30, 2002 from 11.1% and 10.9%, respectively, for the same periods in 2001. These increases were primarily due to our recording of an allowance of $1.9 million for uncollectible advances to affiliated practitioners in the second quarter of 2002 based on our assessment of the recoverability of these advances. The impact of OrthAlliance affiliated practices on our general and administrative expense and an increase in office supplies expense contributed to the increase for the three and six months ended June 30, 2002 compared to the same periods in 2001. The increase in office supplies expense was primarily attributable to price increases by certain vendors beginning in the fourth quarter of 2001 and an increase in office supplies use due to an increased number of patients and affiliated practices during the six months ended June 30, 2002. For the three and six months ended June 30, 2001, we incurred several non-recurring accounting and legal expenses.

         NON-RECURRING RECRUITING EXPENSE. During the three months ended June 30, 2002, we recorded a non-recurring charge of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting services. We reached an agreement during this quarter with the former employee regarding the previously disputed amounts and, in accordance with our accounting policies for such costs, the amounts paid to the former employee were treated as a non-recurring recruiting expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $5.8 million for the three months ended June 30, 2002, an increase of 26.3% from $4.6 million for the comparable period in 2001. For the six months ended June 30, 2002, depreciation and amortization was $11.3 million, an increase of 25.3% from $9.0 million for the comparable period in 2001. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for centers developed, acquired or relocated after 2001. As a percentage of fee revenue, depreciation and amortization decreased to 5.1% and 5.0% for the three and six months ended June 30, 2002, respectively, from 5.6% for each of the same periods in 2001, primarily due to an increase in fee revenue at centers affiliated with OrthAlliance and at centers open throughout both periods, which required significantly less investment in additional fixed assets or service agreements than new centers. There was no amortization of the goodwill amount recorded in connection with the OrthAlliance acquisition.

         INTEREST. Net interest expense for the three months ended June 30, 2002 was $0.9 million, a decrease of 13.6% from $1.2 million for the comparable period in 2001. For the six months ended June 30, 2002, net interest expense was $2.3 million, an increase of 4.2% from $2.2 million for the comparable period in 2001. As a percentage of fee revenue, interest expense decreased to 0.9% and 1.0% for the three and six months ended June 30, 2002, respectively, from 1.4% for each of the comparable periods in 2001.

         PROVISION FOR INCOME TAXES. Our effective income tax rate was 37.8% for each of the three and six months ended June 30, 2002 and 2001.

         NET INCOME. Net income for the three months ended June 30, 2002 was $12.1 million, a decrease of 18.5% from $14.8 million for the three months ended June 30, 2001. Excluding the non-recurring recruiting expense of $8.0 million (net of income tax benefit), net income for the three months ended June 30, 2002 was $20.0 million, an increase of $5.2 million, or 35.1%, compared to the three months ended June 30, 2001. Net income for the six months ended June 30, 2002 was $30.6 million, a decrease of 6.7% from $28.7 million for the six months ended June 30, 2001. Excluding the non-recurring recruiting expense, net income for the six months ended June 30, 2002 was $38.5 million, an increase of $9.8 million, or 34.1%, compared to the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The following table summarizes cash flow information for the six months ended June 30, 2002 and 2001:



                                                                       Six months ended
                                                                            June 30,
                                                                   ---------------------------
                                                                      2002            2001
                                                                   ----------     ------------
                                                                         (in thousands)
Net cash provided by operating activities......................    $   29,528     $     23,613
Net cash used in investing activities..........................       (19,210)         (23,097)
Net cash provided by (used in) financing activities............        (9,882)           2,119

         OPERATING ACTIVITIES. Net cash provided by operating activities was $29.5 million for the six months ended June 30, 2002, an increase of 25% from $23.6 million for the six months ended June 30, 2001. This increase was primarily due to increases in service fees receivable and prepayments of $13.9 million and in amounts payable to affiliated practices of $2.3 million during the six months ended June 30, 2002, as compared to the same period in 2001, which were partially offset by increases in certain noncash items of $9.0 million and in accounts payable and other current liabilities of $13.0 million during the six months ended June 30, 2002, as compared to the same period in 2001.

     o Noncash items. As discussed above in "--RESULTS OF OPERATIONS," we recorded $12.8 million in non-recurring recruiting expense during the second quarter of 2002 related to amounts paid to a former employee for his past recruiting services. Of this amount, $8.0 million was paid in cash and the remaining amount of $4.8 million, which is included in the $9.0 million of noncash items, relates to forgiven debt owed by the former employee. The remaining noncash items are due to an increase in provision for bad debt expense of $2.0 million and in depreciation and amortization of $2.3 million during the six months ended June 30, 2002, as compared to the same period in 2001.

     o Accounts payable and other current liabilities. The increase in accounts payable and other current liabilities during the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to an increase in our income taxes payable. In April 2002, we filed an application with Internal Revenue Service ("IRS") to change our tax accounting method of recognizing revenue. We have not made any estimated federal income tax payments during 2002 based on our expectation that the authorized change in accounting will at least alleviate any liability for the first two quarterly estimated federal income tax installments and, accordingly, we have recorded such estimated payments as income taxes payable. To the extent the IRS approves the change in tax accounting method, the deferred tax assets of approximately $56.8 million will be used to reduce the income tax payable for 2002.

     o Service fees receivables and prepayments. The increase in service fees receivable and prepayments during the six months ended June 30, 2002, as compared to the same period in 2001, was primarily attributable to an increase in the number of patients being treated by our affiliated practices. At June 30, 2002, our affiliated practices were treating approximately 515,000 patients compared to 379,000 at June 30, 2001.

Our working capital at June 30, 2002 was $71.5 million, including cash and cash equivalents of $12.8 million, compared to working capital at December 31, 2001 of $52.9 million, including cash and cash equivalents of $14.2 million. The increase of $18.6 million in working capital during the six months ended June 30, 2002 was primarily due to an increase of $21.3 million in service fees receivables. An increase in income taxes payable during the six months ended June 30, 2002 was mostly offset by an aggregate decrease in all other current liabilities.

         INVESTING ACTIVITIES. Net cash used in investing activities was $19.2 million for the six months ended June 30, 2002, a decrease of 18.6% from $23.6 million for the six months ended June 30, 2001. This decrease was primarily due to the use of $6.2 million less cash to acquire service or consulting agreements and $2.9 million less cash to purchase property, equipment and improvement during the six months ended June 30, 2002, as compared to the same period of 2001. In addition, a purchase accounting adjustment of $1.3 million to goodwill, which was recorded during the second quarter of 2002, reduced the amount of cash used for investing activities during the six months ended June 30, 2002. Partially offsetting the overall decrease in cash used was an increase of $5.5 million in advances to affiliated practices during the six months ended June 30, 2002, compared to the same period in 2001.

     o Intangible assets acquired. We paid $5.3 million during the six months ended June 30, 2002, compared to $11.4 million during the six months ended June 30, 2001, to acquire and amend service or consulting agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the service agreement. We may from time to time, provide consideration to existing practices in return for the practices amending their service agreements. Subsequent to affiliation, an affiliated practice may acquire an existing practice, center or patient base. We may amend the service agreement to include these newly acquired practice, center or patient base as they may potentially provide earnings leverage to us. Of the $5.3 million paid for intangibles during the six months ended June 30, 2002, approximately 93.5% related to new affiliations and 6.5% related to existing affiliated practices.

     o Purchases of property, equipment and improvement. We purchased $7.3 million and $10.0 million in property, equipment and improvement for the six months ended June 30, 2002 and 2001, respectively. The following table provides information about the composition of these purchases during the six months ended June 30, 2002 (in millions):

Center additions...............................................    $  1.9
Remodeling of existing centers.................................       1.6
Additional capital expenditures at existing centers............       0.8
International development......................................       2.8
                                                                   ------
   Total.......................................................    $  7.1
                                                                   ======

     o Advances to affiliated practices. We advanced to affiliated practices $8.1 million during the six months ended June 30, 2002, compared to $2.7 million for the six months ended June 30, 2001.

     o Payments received on management agreements. In April 2002, we received proceeds from an OrthAlliance affiliated practice to terminate its service agreement and, accordingly, we reduced the goodwill recorded in connection with the OrthAlliance merger to reflect the consideration received.

         FINANCING ACTIVITIES. Net cash used in financing activities for the six months ended June 30, 2002 was $9.9 million, compared to $2.1 million provided by financing activities during the six months ended June 30, 2001. The increase in net cash used during the six months ended June 30, 2002 was primarily due to increased repayments of $7.9 million of indebtedness outstanding under our revolving and bridge credit facilities and increased repayments of $4.9 million of notes payable to affiliated practices during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

USES OF CAPITAL

         CAPITAL EXPENDITURES. Our capital expenditures consist primarily of the costs associated with expenditures to facilitate growth and development in existing centers, maintenance expenditures to sustain current levels of business activity at existing centers, acquisitions of the fixed assets of newly affiliated practices and development of de novo centers in the United States and abroad. The average cost of developing a new orthodontic center in the United States is about $325,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice's share of these costs until we are reimbursed by the practice. In some cases, we assist our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. At each of June 30, 2002 and December 31, 2001, the outstanding balance of these amounts that we guaranteed was approximately $2.0 million.

During the stages of rapid growth in the number of our affiliated practices in the 1990's, we expended a disproportionately high amount of our capital investment on de novo centers relative to expenditures on our existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. During recent years, we also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in the foundational infrastructure of our international operations.

         OTHER USES OF CAPITAL. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining affiliated practitioner compensation during the start up or expansion phase of their practices, as an advance against future service fees, as part of our role to facilitate growth of our affiliated practices while reducing the financial stress associated with that growth so that our affiliated practitioners can focus on patient care. These advances are interest free, unsecured loans to the affiliated practices. The affiliated practice generally begins to repay the advances once the practice or center becomes profitable, generally at the beginning of the second year that the practice or center is open. We intend to fund these advances and any continued financing through a combination of bank borrowings and cash from operations.

On August 6, 2002, our Board of Directors approved a common stock repurchase program. Under the program, we may repurchase up to 2.0 million shares of our common stock from time to time in the open market at prevailing market prices or in privately-negotiated transactions during the 18 months following approval of the repurchase program, subject to approval by our lenders. The extent and timing of any repurchases would depend on market conditions, lender approval and other corporate considerations. Repurchased shares may be held in treasury stock, and may be available for use in connection our stock option plans, stock programs and acquisitions, or for other corporate purposes as determined by us. As of the filing of this Report, we had not yet repurchased any shares under this program.

CAPITAL RESOURCES

We maintain a $100.0 million revolving line of credit, of which $68.0 million was outstanding at June 30, 2002, with a lending group that consists of Wachovia Bank, N.A., Bank of America FSB, Bank One, N.A., and Hibernia National Bank. The revolving line of credit, which expires in October 2003, provides funding for our general working capital and expansion of the number of affiliated centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in our ownership interests in our operating subsidiaries.

In November 2001, we obtained a $50.0 million bridge credit facility from Bank of America FSB, of which $40.0 million was outstanding at June 30, 2002. Borrowings under this bridge credit facility bear interest at varying rates above the lender's prime rate or LIBOR. Under the bridge credit facility, we have the right, upon written notice at least 30 days prior to November 9, 2002, to extend the bridge credit facility to October 7, 2003. We anticipate that we will further repay a portion of the bridge credit facility through cash flow from operations, enter into a new long-term financing arrangement to replace the bridge credit facility or extend the term of the bridge credit facility to October 2003. We are currently reviewing our projections for cash needs and the possibility of obtaining a new long-term financing arrangement providing more favorable interest rates and terms.

Our revolving line of credit and our bridge credit facility require that we maintain certain financial and nonfinancial covenants under the terms of the credit agreements, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. These credit agreements also impose restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under both the revolving line of credit and the bridge credit facility, and terminate our ability to borrow funds under those credit facilities. At June 30, 2002, we were in compliance with these covenants and restrictions.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. On June 12, 2002, we completed our initial evaluation of goodwill impairment as required with the adoption of SFAS No. 142 and determined that the existing goodwill balance was not impaired. However, no assurances can be given regarding future impairment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2002, pursuant to exemptions from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 under the Securities Act, we offered certain OrthAlliance affiliated practitioners the opportunity to participate in two incentive programs under which participants may be issued shares of our common stock or a promissory note in the future depending in part upon the future financial performance of the affiliated practitioners' respective practices. Offers to participate in the incentive program were made on a private basis to a limited number of individuals who had a pre-existing relationship with our subsidiary, OrthAlliance. To participate in the incentive programs, participants must, among several other prerequisites to participation, enter into amendments to their service, consulting or management service agreements with OrthAlliance and to their employment agreements with their professional entities, or enter into our general form of business services agreement. As of the date of the filing of this Report, 44 OrthAlliance affiliated practitioners (including 40 practitioners who had previously entered into other amendments to their agreements in connection with the OrthAlliance merger) were participating in the incentive programs and no shares of our common stock or promissory notes have been issued under these incentive programs. No underwriters are involved with these incentive programs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our stockholders was held on May 17, 2002. At this meeting, the following matters were voted upon by our stockholders:

(a)      Election of Class II Directors

         Ashton J. Ryan, Jr., W. Dennis Summers and Edward J. Walters, Jr. were elected to serve as Class II directors until the annual meeting of stockholders in 2005 or until their successors are elected and qualified. The vote was as follows:

                                          Votes Cast       Votes Cast Against           Abstentions/
Name                                       In Favor            or Withheld               Non Votes
----                                      ----------       ------------------           ------------
Ashton J. Ryan, Jr....................    46,730,145            1,117,261                3,692,594
W. Dennis Summers.....................    45,970,121            1,877,285                3,692,594
Edward J. Walters, Jr.................    46,722,399            1,125,007                3,692,594

         The terms of the following directors continued following the meeting:


Name                                                         Term Expires
----                                                         ------------
Bartholomew F. Palmisano, Sr............................         2003
Hector M. Bush, D.M.D...................................         2003
Jack P. Devereux, Jr., D.D.S., M.S......................         2003
Dennis J.L. Buchman, D.M.D., M.S........................         2004
John J. Sheridan, D.D.S., M.S.D.........................         2004
David W. Vignes.........................................         2004

(b)      Amendment and Restatement of 1994 Incentive Stock Plan

         Our stockholders approved the amendment and restatement of our 1994 Incentive Stock Plan by the following vote:


Votes Cast                         Votes Cast                      Abstentions/
 In Favor                      Against or Withheld                  Non Votes
----------                     -------------------                 ------------
44,309,871                       3,443,236                           3,786,893

(c)      Selection of Independent Auditors

         Our stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 by the following vote:

Votes Cast                       Votes Cast                     Abstentions/
 In Favor                   Against or Withheld                  Non Votes
 --------                   -------------------                 ------------
46,212,729                       1,595,702                       3,731,569

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

         During the three months ended June 30, 2002, we did not file any current reports on Form 8-K (excluding a current report on Form 8-K filed on May 9, 2002 reporting information under "Item 9. Regulation FD Disclosure").

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Orthodontic Centers of America, Inc.
                                          --------------------------------------
                                          (Registrant)



Date:  August 14, 2002                    /s/ Bartholomew F. Palmisano, Sr.
                                          --------------------------------------
                                          Bartholomew F. Palmisano, Sr.
                                          Chairman of the Board, President
                                          and Chief Executive Officer

                                          /s/ John C. Glover
                                          --------------------------------------
                                          John C. Glover
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