Form 10-Q
period 2002-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2002-11-15
CIK 931702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM ____ TO _____.

                         Commission File No.: 001-13457

                      ORTHODONTIC CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                          72-1278948
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                 organization)

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

As of November 12, 2002 there were approximately 51,128,000 outstanding shares of the Registrant's Common Stock, $.01 par value per share.

                      ORTHODONTIC CENTERS OF AMERICA, INC.

                                TABLE OF CONTENTS

                                                                                                                Page
Part I.  Financial Information
Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets -
        September 30, 2002 (Unaudited) and December 31, 2001......................................................3

     Consolidated Statements of Income -
        Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited).......................................4

     Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2002 and 2001 (Unaudited).................................................5

     Notes to Consolidated Financial Statements - September 30, 2002 (Unaudited)..................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................28

Item 4.  Controls and Procedures.................................................................................28

Part II.  Other Information

Item 1.  Legal Proceedings ......................................................................................29

Item 2.  Changes in Securities and Use of Proceeds...............................................................29

Item 6.  Exhibits and Reports on Form 8-K........................................................................29

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as "anticipate," "estimate," "believe," "expect," "foresee," "may," "would," "could" or "will." These forward-looking statements include, without limitation, statements regarding the Company's future growth, fee revenue, critical accounting policies and estimates, deferred tax asset, impairment of assets, allowance for uncollectible amounts, liquidity, capital resources, cash needs, amendments to existing service agreements, stock repurchases, pending litigation against OrthAlliance, financial merits of the OrthAlliance merger and the purchase price allocation of the merger, advances to affiliated practices, repayment or replacement of outstanding indebtedness and impairment of goodwill. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company's financial results and conditions, disruption of the Company's relationships with its affiliated practices or loss of a significant number of the Company's affiliated practices, failure or delay in integrating OrthAlliance's affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, risks relating to the Company's foreign operations, changes in the Company's operating or expansion strategy, inability of the Company to attract and retain qualified personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company's business, inability to obtain alternative financing or to obtain financing on acceptable terms, and other factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      Orthodontic Centers of America, Inc.
                           Consolidated Balance Sheets
                (dollars in thousands, except per share amounts)

                                                                                          September 30,  December 31,
                                                                                               2002         2001
                                                                                          -------------  ------------
                                                                                           (Unaudited)
                                        ASSETS

Current assets:
    Cash and cash equivalents ............................................................   $  10,996    $  14,172
    Service fees receivable, net of allowance for uncollectible amounts of $4,410 at
      September 30, 2002 and $3,852 at December 31, 2001 .................................      93,917       58,610
    Advances to affiliated practices, net of allowance for uncollectible amounts
      of $20,429 at September 30, 2002 and $9,000 at December 31, 2001 ...................      11,422       16,824
    Deferred income taxes ................................................................       5,449        4,374
    Supplies inventory ...................................................................      10,656        8,843
    Prepaid expenses and other assets ....................................................       8,576        6,963
                                                                                             ---------    ---------
           Total current assets ..........................................................     141,016      109,786
    Property, equipment and improvements, net ............................................      91,096       91,843
    Advances to affiliated practices, less current portion, net ..........................      17,275       10,756
    Deferred income taxes ................................................................      63,269       56,694
    Intangible assets, net ...............................................................     216,004      229,276
    Goodwill .............................................................................      78,748       71,782
    Other assets .........................................................................       4,739        6,173
                                                                                             ---------    ---------
           Total other assets ............................................................     471,131      466,524
                                                                                             ---------    ---------
           TOTAL ASSETS ..................................................................   $ 612,147    $ 576,310
                                                                                             =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................................................   $   3,876    $  11,321
    Accrued salaries and other accrued liabilities .......................................      16,985       18,142
    Deferred revenue .....................................................................         909        1,929
    Income taxes payable .................................................................      30,992        1,363
    Service fee prepayments ..............................................................      11,480       13,976
    Amounts payable to affiliated practices ..............................................         162        5,471
    Current portion of notes payable to affiliated practices .............................       2,673        4,036
                                                                                             ---------    ---------
           Total current liabilities .....................................................      67,077       56,238
    Notes payable to affiliated practices, less current portion ..........................      10,691       11,564
    Long-term debt .......................................................................     107,639      119,000
    Non-controlling interest in subsidiary ...............................................          10           56

    Commitments and contingencies ........................................................          --           --

    Shareholders' equity:
      Preferred stock, $.01 par value: 10,000,000 shares authorized, no shares
        outstanding ......................................................................          --           --
      Common stock, $.01 par value: 100,000,000 shares authorized; approximately
        51,255,000 shares issued and outstanding at September 30, 2002 and 50,914,000
        shares issued and outstanding at December 31, 2001 ...............................         512          509
      Additional paid-in capital .........................................................     211,429      208,949
      Retained earnings ..................................................................     232,161      182,715
      Accumulated other comprehensive loss ...............................................      (3,133)      (1,989)
      Due from key employees for stock purchase program ..................................        (488)        (488)
      Capital contributions receivable from shareholders .................................        (244)        (244)
      Less - cost of approximately 962,000 shares of treasury stock at September 30,
        2002 .............................................................................     (13,507)          --
                                                                                             ---------    ---------
           Total shareholders' equity ....................................................     426,730      389,452
                                                                                             ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................   $ 612,147    $ 576,310
                                                                                             =========    =========


See notes to consolidated financial statements.

                      Orthodontic Centers of America, Inc.
                        Consolidated Statements of Income
                                    Unaudited
                      (in thousands, except per share data)

                                                       Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                   -------------------------       -------------------------
                                                      2002            2001            2002            2001
                                                   ---------       ---------       ---------       ---------

Fee revenue .................................      $ 112,738       $  86,840       $ 337,493       $ 246,552
Direct expenses:
     Employee costs .........................         31,068          25,359          94,973          71,011
     Orthodontic supplies ...................         10,286           7,025          29,414          19,718
     Rent ...................................          9,755           7,709          29,894          21,597
     Marketing and advertising ..............          9,129           7,282          26,042          19,980
                                                   ---------       ---------       ---------       ---------
         Total direct expenses ..............         60,238          47,375         180,323         132,306
General and administrative ..................         13,810           9,521          42,984          26,939
Non-recurring recruiting expense ............             --              --          12,772              --
Depreciation and amortization ...............          6,322           4,490          17,616          13,504
                                                   ---------       ---------       ---------       ---------
Operating profit ............................         32,368          25,454          83,798          73,803
Interest income (expense), net ..............         (2,070)         (1,105)         (4,413)         (3,352)
Non-controlling interest in subsidiary ......             14              33              45             (47)
                                                   ---------       ---------       ---------       ---------
Income before income taxes ..................         30,312          24,382          79,430          70,404
Provision for income taxes ..................         11,443           9,204          29,985          26,578
                                                   ---------       ---------       ---------       ---------
Net income ..................................      $  18,869       $  15,178       $  49,445       $  43,826
                                                   =========       =========       =========       =========
Net income per share:
     Basic ..................................      $    0.37       $    0.31       $    0.96       $    0.90
                                                   =========       =========       =========       =========
     Diluted ................................      $    0.37       $    0.30       $    0.95       $    0.87
                                                   =========       =========       =========       =========
Weighted average shares outstanding:
     Basic ..................................         51,229          48,962          51,317          48,863
                                                   =========       =========       =========       =========
     Diluted ................................         51,547          50,123          51,884          50,133
                                                   =========       =========       =========       =========


See notes to consolidated financial statements.

                      Orthodontic Centers of America, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                       2002              2001
                                                                                     --------         --------

Operating activities:
   Net income ...............................................................        $ 49,445         $ 43,826
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for uncollectible amounts ....................................           2,259              416
     Depreciation and amortization ..........................................          17,616           13,504
     Deferred income taxes ..................................................           8,066               --
     Non-recurring recruiting expense .......................................           4,771               --
     Non-controlling interest in subsidiary .................................             (46)              80
     Changes in operating assets and liabilities, net of acquisition:
       Service fees receivable and prepayments ..............................         (37,973)         (15,823)
       Supplies inventory ...................................................          (1,813)          (1,283)
       Prepaid expenses and other assets ....................................          (1,281)          (4,214)
       Amounts payable to affiliated practices ..............................          (5,309)             962
       Accounts payable and other current liabilities .......................          14,936            1,669
                                                                                     --------         --------
Net cash provided by operating activities ...................................          50,671           39,137

Investing activities:
   Purchases of property, equipment and improvements ........................          (9,939)         (19,565)
   Intangible assets acquired ...............................................          (4,644)         (17,701)
   Proceeds from available-for-sale investments .............................              --              999
   Advances to affiliated practices, net ....................................         (12,589)          (3,223)
   Other ....................................................................             126               --
                                                                                     --------         --------
Net cash used in investing activities .......................................         (27,046)         (39,490)

Financing activities:
   Repayment of notes payable to affiliated practices .......................          (3,835)            (644)
   Repayment of long-term debt ..............................................         (12,000)          (8,322)
   Proceeds from notes payable to affiliated practices ......................             287               --
   Proceeds from long-term debt .............................................             639            3,128
   Repurchase of common stock ...............................................         (13,507)              --
   Issuance of common stock .................................................           2,759           12,634
                                                                                     --------         --------
Net cash (used in) provided by financing activities .........................         (25,657)           6,796

Effect of exchange rate changes on cash and cash equivalents ................          (1,144)              --
Change in cash and cash equivalents .........................................          (3,176)           6,443
Cash and cash equivalents at beginning of period ............................          14,172            4,690
                                                                                     --------         --------
Cash and cash equivalents at end of period ..................................        $ 10,996         $ 11,133
                                                                                     ========         ========

Supplemental cash flow information: Cash paid during period for:
       Interest .............................................................        $  1,809         $  3,414
                                                                                     ========         ========
       Income taxes .........................................................        $    366         $ 29,714
                                                                                     ========         ========

Supplemental disclosures of non-cash investing and financing activities:
   Notes payable and common stock issued
      to obtain Service Agreements ..........................................        $  1,312         $    796
                                                                                     ========         ========


See notes to consolidated financial statements.

                      Orthodontic Centers of America, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2002

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the "Company") provides business services to 348 orthodontic and 27 pediatric dental practices in 45 states and 4 foreign markets.


                                   Number of Affiliated Practices
                                 ----------------------------------
       Location                  Orthodontic  Pediatric      Total
---------------------------      -----------  ---------    --------
United States .............          320           27          347
Japan .....................           21            -           21
Mexico ....................            3            -            3
Puerto Rico ...............            2            -            2
Spain .....................            2            -            2
                                   -----        -----        -----
Total .....................          348           27          375
                                   =====        =====        =====

The Company provides purchasing, financial, marketing and administrative services under service, management service and consulting agreements ("Service Agreements"). The Company provides services to orthodontic and pediatric dental practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities ("Affiliated Practices"). These amounts exclude 49 orthodontists and pediatric dentists that are in litigation with OrthAlliance, Inc. ("OrthAlliance"), which was acquired by the Company in November 2001, and have ceased paying service fees. Because the Company does not control the Affiliated Practices, it does not consolidate their financial results.

The Company's consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company's services. These expenses include all expenses of the Affiliated Practices excluding the practitioners' compensation and certain expenses directly related to the Affiliated Practices, including professional insurance coverage.

Certain reclassifications have been made to the prior period's financial statements in order to conform to the current period's presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.      REVENUE RECOGNITION

Fee revenue consists of service fees earned by the Company under the Service Agreements, which are generally calculated as a percentage of the operating profits or patient revenue of the Affiliated Practices plus reimbursement of practice-related expenses. The Company recognizes Fee revenue based upon a straight-line allocation of Affiliated Practices' patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by Affiliated Practices. Amounts retained or to be retained by Affiliated Practices are reduced by practice-related expenses that the Company has incurred but for which it has not been reimbursed by the Affiliated Practices. The term of an orthodontic patient contract averages about 26 months.

Under most of the Company's Service Agreements, service fees are calculated based upon an allocation of approximately 24% of patient contract balances during the first month of treatment with the remainder allocated equally over the remaining term of the patient contracts, less amounts actually retained by Affiliated Practices. This may result in the Company recognizing a portion of its Fee revenue after corresponding service fees have become contractually due under the Company's Service Agreements.

Many Affiliated Practices that are affiliated with OrthAlliance require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. This results in the Company receiving cash in advance of incurring certain practice-related expenses and recognizing certain service fees as fee revenue. The Company records these amounts as service fee prepayments and defers recognition of these amounts as fee revenue.

3.      RECEIVABLES

The Company generally earns service fees under the Service Agreements as a percentage of the operating profits or patient revenue of the Affiliated Practices plus reimbursement of practice-related expenses. The Company generally collects its service fees as patient fees are collected on behalf of Affiliated Practices and deposited. A portion of the Company's service fees receivable relates to a retainer fee that averages approximately 12.8% of a patient's total treatment fee and is generally collected in the final month of a patient's treatment.

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

The Company generally collects its service fees receivable from funds that are collected from patient fees receivable and deposited into depository bank accounts. This results in deferral of collection of a portion of the Company's service fees receivable until the related patient fees receivable that have been pledged to the Company are collected and the funds are deposited. This deferral is generally for a period that averages less than 90 days, as patient fees receivable are generally collected within that period of time. The Company does not generally charge Affiliated Practices any interest on these deferred balances of service fees receivable. For newly-developed centers (which typically generate operating losses during their first 12 months of operations), the Company generally defers payment of a portion of its service fees relating to unreimbursed expenses over a five-year period that generally commences in the second year of the center's operations, and charges the Affiliated Practices interest on those deferred amounts at market rates. Under the Company's revenue recognition policy, those unreimbursed expenses are not recognized as revenue or recorded as service fees receivable until such revenue is collateralized by patient fees receivable pledged by Affiliated Practices. Pledged patient fees receivable which prove to be uncollectible have the effect of reducing the amount of service fees receivable collected by the Company.

In some cases, the Company assists Affiliated Practices in obtaining financing for their share of operating expenses by providing a guaranty of loans from a third-party lender. Information about amounts guaranteed by the Company is discussed in Note 6 and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

4.      INTANGIBLE ASSETS

The Company generally affiliates with an existing orthodontic or pediatric dental practice by entering into a Service Agreement and acquiring substantially all of the non-professional assets of the practice or professional corporation. The acquired assets generally consist of equipment, furniture, fixtures and leasehold interests. The Company records these acquired tangible assets at their fair value as of the date of acquisition and depreciates or amortizes these assets using the straight-line method over their useful lives. The remainder of the purchase price is allocated to an intangible asset, which represents the cost of obtaining the Service Agreement. The Company obtains the exclusive right to provide business operations, financial, marketing and administrative services to the Affiliated Practice during the term of the Service Agreement. The Service Agreements generally provide that the professional corporation or entity is responsible for providing orthodontic or pediatric dental services and for employing all orthodontists or pediatric dentists. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. In many cases, the Affiliated Practice has the option to terminate the Service Agreement after a certain length of time as prescribed in the Service Agreement. If the Affiliated Practice terminates its affiliation with the Company, it generally is required to purchase all of the related assets, including the unamortized portion of the intangible assets, at the current book value or sell its interests in the practice to another licensed orthodontist or pediatric dentist.

Subsequent to affiliation, an Affiliated Practice may acquire an existing practice, center or patient base. The Company may pay additional consideration to the Affiliated Practice to amend its Service Agreement to extend the Company's affiliation to such newly acquired practice. This provides the Company with the opportunity to earn additional service fees. This consideration is also allocated to an intangible asset.

Service Agreements are amortized on a straight-line basis over the shorter of their term or 25 years. Amortization expense relating to intangible assets was $2.4 million and $7.8 million, respectively, for the three- and nine-month periods ended September 30, 2002, compared to $2.0 million and $6.1 million, respectively, for the comparable periods in 2001. Accumulated amortization was $39.8 million and $29.4 million as of September 30, 2002 and 2001, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized. See Note 14 for additional discussion about intangible assets and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

5.      BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, a newly-formed subsidiary of the Company merged with OrthAlliance. As a result of the merger, OrthAlliance became a wholly-owned subsidiary of the Company. OrthAlliance provides management and consulting services to orthodontic and pediatric dental practices throughout the United States.

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

During 2002, the Company began finalizing the purchase price allocation by assessing the fair value of assets acquired and liabilities assumed in the merger. The following are significant changes to the Company's initial purchase price allocation:

- adjustment of certain advances to OrthAlliance Affiliated Practices to expected realizable value;

- decrease of the net book value of property, equipment and improvements and intangible assets to their fair value; and

- increase of liabilities assumed to reflect revised estimated legal expenses to be incurred in connection with litigation with OrthAlliance Affiliated Practices.

The Company believes the recoverability of these advances, property, equipment and improvements and intangible assets is uncertain and, therefore, has reduced the amount of these assets to reflect the amounts the Company expects to recover. The Company recorded corresponding adjustments to goodwill and deferred taxes as a result of the above changes to the purchase price allocation. At September 30, 2002, the balance of goodwill was $78.7 million. These purchase price allocations are subject to change as the Company obtains more information and as certain pre-acquisition contingencies, particularly those related to litigation, are resolved.

During 2001, a number of OrthAlliance's affiliated practices commenced litigation against OrthAlliance. The affiliated practices alleged, among other things, that OrthAlliance breached the terms of their Service Agreements by failing to provide certain services and/or that certain provisions of their Service Agreements may be unenforceable. In determining the purchase price allocation, the Company has assigned no value to advances to affiliated practices, property, equipment and improvements, notes receivable, and Service Agreements relating to the Excluded OrthAlliance Affiliated Practices because of the inherent uncertainties of the litigation process. Also, the allocation does not reflect any proceeds that may be received by OrthAlliance from these Affiliated Practices in consideration for certain assets or termination of their Service Agreements. Therefore, the estimated values are preliminary and may change as more facts become known. The assignment of no value to assets related to these Affiliated Practices does not reflect a belief by management that these lawsuits have merit or that the plaintiffs will ultimately prevail in these actions. In connection with the OrthAlliance merger, the Company assumed a liability for certain estimated additional merger-related costs that may be incurred by the Company, including estimated attorneys' fees and legal expenses anticipated to be incurred in connection with these lawsuits.

Intangible assets associated with OrthAlliance's Service Agreements are amortized on a straight-line basis over the terms of the Service Agreements (up to 25 years), with a weighted-average life of approximately 20 years. A portion of the amortization expense generated with respect to these intangible assets is not deductible for federal income tax purposes.

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

Components and activity for the liabilities assumed, which are included in "accrued salaries and other liabilities" in the accompanying consolidated balance sheets, are as follows (in thousands):

                                               December 31,     Charges and     September 30,
                                                   2001         adjustments          2002
                                               -----------      -----------     -------------

Accrued severance liability ............         $  2,579         $  2,325         $    254

Accrued operating facility leases ......            1,203              451              752
                                                 --------         --------         --------

                                                 $  3,782         $  2,776         $  1,006
                                                 ========         ========         ========

6.      TRANSACTIONS WITH AFFILIATED PRACTICES

Net advances to Affiliated Practices totaled $28.7 million at September 30, 2002 and $27.6 million at December 31, 2001. As part of the allocation of the OrthAlliance purchase price (discussed in more detail in Note 5), the Company assigned no value to advances to the Excluded OrthAlliance Affiliated Practices that are parties to pending litigation and have ceased paying fees to OrthAlliance. Due to the uncertainty of the recoverability of these assets, the Company recorded an allowance for uncollectible amounts of $9.0 million related to such advances at December 31, 2001. During the nine months ended September 30, 2002, the Company reassessed the advances to OrthAlliance Affiliated Practices and determined that an additional allowance of $9.4 million was needed to adjust these advances to fair value. As discussed in Note 5, a corresponding adjustment to goodwill was recorded. In addition, during the nine months ended September 30, 2002, the Company provided an allowance of $2.1 million for certain advances to Affiliated Practices that the Company believes will not be realizable.

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as they begin to build a patient base. A new center typically begins to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements, the Company entered into an agreement with a financial institution under which the financial institution funds these operating losses and capital improvements. The Company remains a guarantor of the related debt. The Company was a guarantor for approximately $0.9 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively, of loans under this arrangement. The Company no longer guarantees new debt for its Affiliated Practices.

7.      PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following (in thousands):

                                                              September 30,     December 31,
                                                                   2002              2001
                                                              -------------     ------------
Leasehold improvements ................................         $  70,892         $  61,784
Furniture and fixtures ................................            64,669            60,995
Other equipment .......................................               209               192
Centers in progress ...................................             1,882             6,947
                                                                ---------         ---------
                                                                  137,652           129,918
Less accumulated depreciation and amortization ........            46,556            38,075
                                                                ---------         ---------
Property, equipment and improvements, net .............         $  91,096         $  91,843
                                                                =========         =========

Depreciation expense on property, equipment and improvements was $3.0 million and $8.9 million for the three and nine months ended September 30, 2002, respectively, compared to $2.0 million and $6.1 million for the comparable periods in 2001. See "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" for additional discussion of purchases of property, equipment and improvements.

8       LONG-TERM DEBT

At September 30, 2002, $69.6 million of indebtedness was outstanding under the Company's $100 million revolving line of credit (the "Senior Credit Facility"). The Senior Credit Facility, which expires in October 2003, provides funding for the Company's general working capital and expansion of the Company's affiliated centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the Senior Credit Facility are secured by a security interest in the Company's ownership of operating subsidiaries. The Company is reviewing its projections for cash needs and the possibility of obtaining a new long-term financing arrangement.

The Company also had outstanding at September 30, 2002, $38.0 million of indebtedness under the Company's $50.0 million bridge credit facility (the "Bridge Credit Facility"). On October 10, 2002, the Company timely notified the lenders and extended the maturity of the Bridge Credit Facility to October 7, 2003.

The interest rates that apply to outstanding indebtedness under the Bridge Credit Facility follow:

Time Period                                                            Interest Rate
-----------                                                            -------------

November 9, 2002 - January 31, 2003.........................              10.00%
February 1, 2003 - April 30, 2003...........................              10.50%
May 1, 2003 - July 31, 2003.................................              11.00%
August 1, 2003 - October 7, 2003............................              11.50%

The Senior Credit Facility and the Bridge Credit Facility require the Company to maintain certain financial and nonfinancial covenants. These covenants include a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. The Senior Credit Facility and the Bridge Credit Facility also restrict certain activities of the Company, including acquisitions, stock repurchases and cash dividends. At September 30, 2002, the Company was in compliance with the covenants and restrictions of the Senior Credit Facility and the Bridge Credit Facility.

9.      TREASURY STOCK

On August 6, 2002, the Board of Directors of the Company authorized the repurchase of up to 2.0 million shares of the Company's common stock during the 18 months following approval of the program. On August 23, 2002, the Company received approval from its lenders to repurchase up to $15.0 million of the Company's common stock in the open market prior to the termination date of the Bridge Credit Facility. For the nine months ended September 30, 2002, the Company repurchased approximately 962,000 common shares at a cost of approximately $13.5 million. The repurchased shares are held in treasury for use in connection with the Company's stock option plans, stock programs, incentive programs and acquisitions, and for other general corporate purposes. The treasury stock is accounted for using the cost method. Subsequent to September 30, 2002, the Company repurchased approximately an additional 90,000 shares of common stock at a cost of approximately $1.5 million.

10.     ORTHODONTIST INCENTIVE PROGRAMS

During 2002, the Company implemented the Stock Pool II and Target Stock II incentive programs for OrthAlliance Affiliated Practices. To be eligible to participate in these incentive programs, participants must, among other things, enter into amendments to their Service Agreements with OrthAlliance and to their employment agreements with their professional entities, or enter into the Company's general form of business services agreement.

Amounts to be issued under the Stock Pool II program are based on service fees paid to OrthAlliance for the twelve months ended October 31, 2001. Participants in the program are eligible for awards that are payable, at their election, in shares of the Company's common stock or a promissory note. Awards under the program are subject to various conditions specified in the program document and vest in four annual installments of 25% of the total amount to be issued. The following is the vesting schedule for initial installments under the Stock Pool II program:

Amendment Date                           First Installment
---------------------------              ------------------
By 10/1/2002                             25% on 11/9/2002
10/2/2002 through 12/31/2002             25% on 1st anniversary of amendment date

At September 30, 2002, there were 54 eligible participants in the Stock Pool II program.

Amounts to be issued under the Target Stock II Program are based on a value equal to three times the increase, up to 70%, in service fees paid to OrthAlliance in the third year following the completion of the OrthAlliance merger compared to service fees paid to OrthAlliance during the 12 months prior to the merger. Awards under the program are subject to various conditions specified in the program document. These awards vest in four annual installments of 25% of the total amount to be issued. The first installment under the program is payable beginning on the fourth anniversary of the OrthAlliance merger. Awards are payable in shares of the Company's common stock or a promissory note, at the Company's election. At September 30, 2002, there were 5 eligible participants in the Target Stock II Program.

11.     NON-RECURRING RECRUITING EXPENSE

On April 30, 2002, the Company reached agreement with a former employee on the number of affiliated orthodontists that the former employee was credited with recruiting and the amount payable to the former employee in consideration for his prior services. These amounts had been disputed by the parties and were the subject of a lawsuit pending between the parties. On May 10, 2002, that lawsuit was dismissed, and the Company paid the former employee approximately $8.0 million in cash and forgave approximately $4.8 million of indebtedness owed by the former employee to the Company. These amounts have been included in the Company's Consolidated Statements of Income for the nine months ended September 30, 2002 as a non-recurring recruiting expense. The Company does not have similar recruiting arrangements with any other employee or affiliated practitioner.

12.     INCOME TAXES

At September 30, 2002, the Company had approximately $56.8 million of deferred tax assets resulting from its change in method for recognizing fee revenue effective January 2000. In April 2002, the Company filed an application with the Internal Revenue Service ("IRS") to change the Company's tax accounting method of recognizing revenue. The Company has not made any estimated federal income tax payments during 2002 based on the expectation that the change in accounting will at least alleviate the Company's tax liability for the first three quarterly estimated tax installments for 2002. The Company has recorded such estimated payments as income taxes payable rather than reducing the deferred tax asset because a ruling is still pending from the IRS. Additional correspondence between the Company and the IRS regarding the application has occurred recently. However, no indication of a ruling has been conveyed by the IRS at this time. To the extent the IRS approves the change in accounting, the deferred tax assets will be used to reduce the income tax payable for 2002.

13.     EARNINGS PER SHARE

The calculation of earnings per share is performed using the treasury stock method. Computations of basic and diluted earnings per share are presented below:

                                                                     Three months ended              Nine months ended
                                                                        September 30,                   September 30,
                                                                   -----------------------         -----------------------
                                                                     2002            2001            2002            2001
                                                                   -------         -------         -------         -------
                                                                                        (in thousands)
Numerator:
  Net income for basic and diluted earnings per share ....         $18,869         $15,178         $49,445         $43,826
                                                                   =======         =======         =======         =======
Denominator:
  Denominator for basic earnings per share ...............          51,229          48,962          51,317          48,863
  Effect of dilutive securities ..........................             318           1,161             567           1,270
                                                                   -------         -------         -------         -------
  Denominator for diluted earnings per share .............          51,547          50,123          51,884          50,133
                                                                   =======         =======         =======         =======

14.     NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. During the nine months ended September 30, 2002, the Company completed its initial evaluation of goodwill impairment as required with the adoption of SFAS No. 142 and determined that the existing goodwill balance was not impaired. However, no assurances can be given regarding future impairment.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the Company evaluate whether events or circumstances have occurred that indicate all or a portion of the carrying amount of the Company's intangible assets may not be recoverable. The recoverability takes into account whether these intangibles should be completely or partially written off or the amortization period accelerated based on management's estimate of future operating income over the remaining term of the Service Agreement. If the intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangibles exceeds its fair value using estimated discounted cash flows. The Company adopted SFAS No. 144 on January 1, 2002. During the nine months ended September 30, 2002, the Company recorded impairments of intangibles of cost incurred related to certain Service Agreements and expensed approximately $516,000 of costs incurred related to these projects. In addition, the Company expensed approximately $393,000 of property, equipment and improvements related to offices closed during the nine months ended September 30, 2002. These amounts are included as "depreciation and amortization" in the Company's Consolidated Statements of Income.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses on extinguishment of debt for all prior periods presented that do not meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events or Transactions" should be reclassified into income from continuing operations. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", replaced Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 requires companies to recognize certain costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

15.     SUBSEQUENT EVENT

On October 24, 2002, the U.S. District Court for the Eastern District of Louisiana ordered the dismissal of the class action lawsuit alleging securities fraud filed against the Company and certain members of its senior management. In its ruling, the Court found that the plaintiffs had failed to allege sufficient facts to support their claim that the Company or its officers and directors violated federal securities laws. The Court also ruled that the plaintiffs will not be permitted to amend the lawsuit and dismissed the case with prejudice. The ruling is subject to the possibility of an appeal by the plaintiffs.

16.     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are parties to other pending litigation, as disclosed in Note 12 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Except as discussed in Notes 11 and 15, there have been no material changes to the other pending litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Orthodontic Centers of America, Inc. ("we," "our," "OCA" or the "Company") at September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

GENERAL

Our business was established in 1985. At September 30, 2002, we provided business services to 375 orthodontic and pediatric dental practices. These amounts exclude 49 orthodontists and pediatric dentists that are engaged in litigation (the "Excluded OrthAlliance Affiliated Practices") with OrthAlliance, Inc. ("OrthAlliance"), which we acquired in November 2001, and which have ceased paying service fees.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We provide business services to orthodontic and pediatric dental practices. Our consolidated financial statements include service fees earned under our service and consulting agreements and the expenses of providing those services. We do not consolidate the patient revenue and other operations and accounts of our affiliated practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require management's most difficult subjective or complex judgements.

- In acquiring the non-professional assets of an orthodontic or pediatric dental practice, and entering into a service or consulting agreement with the practice, we allocate part of the related costs to an intangible asset. The intangible asset is amortized over the term of the service or consulting agreement, up to 25 years. We evaluate the carrying amount of intangibles quarterly based on SFAS No. 144. During the quarter ended September 30, 2002, we determined that $516,000 of intangibles were impaired and expensed such costs.

- We provide allowances for uncollectible amounts based on an estimate of the unrealizable portion of the service fees receivable. We base that estimate on an aging of service fees receivable. If circumstances change resulting in an affiliated practice's inability to make required payments, additional allowances may be required. The allowance for uncollectible amounts on service fees receivable is calculated based on 80% of amounts over 90 days past due and 100% of amounts over 120 days past due.

- We have provided an allowance for uncollectible amounts based on estimates of losses on advances to affiliated practices of $20.4 million, based on our assessment of the collectibility of these advances. If circumstances change, additional allowances may be required. See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for additional discussion.

- As of September 30, 2002, we had approximately $68.7 million in deferred tax assets and have provided no valuation allowance related to these deferred tax amounts. We believe that the deferred tax assets are realizable through future reversals of existing taxable temporary differences. In the event that we determine that the deferred tax assets would likely not be realized, a valuation allowance would be required and charged to income when such determination is made.

- In connection with our acquisition of OrthAlliance on November 9, 2001, we allocated a portion of the purchase price paid in connection with the acquisition among OrthAlliance's assets, including its service, management service and consulting agreements. This purchase price allocation required that we make certain estimates and assumptions in assigning values to OrthAlliance's assets and liabilities. We did not allocate any of the purchase price to service, management service and consulting agreements for the Excluded OrthAlliance Affiliated Practices. The allocation reflected in the consolidated financial statements included elsewhere in this Report is preliminary and the estimated values may change as more facts become known.

- At September 30, 2002, our financial statements reflected $78.7 million of goodwill related to the OrthAlliance merger. Goodwill is carried at cost and is not amortized, but instead will be tested for impairment by applying a fair value concept in accordance with SFAS No. 142. The evaluation of the impairment loss requires management to make estimates and assumptions. Adverse changes to our operations could result in impairment losses in the future.

- Under our revenue recognition policy, we must make certain estimates, including amounts to be retained by our affiliated practices. Fee revenue consists of service fees that we earn under our service, management service and consulting agreements, which are generally calculated as a percentage of the operating profits or patient revenue of our affiliated practices plus reimbursement of practice-related expenses. We recognize fee revenue based upon a straight-line allocation of our affiliated practices' patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by the affiliated practices. Amounts retained or to be retained by affiliated practices are reduced by practice-related expenses that we have incurred but for which we have not been reimbursed by affiliated practices. The term of an orthodontic patient contract averages about 26 months. Many of OrthAlliance's affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. This results in us receiving cash in advance of incurring certain practice-related expenses and recognizing certain service fees as fee revenue. We record these amounts as service fee prepayments and defer recognition of these amounts as fee revenue.

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

The specific form of agreement is based upon the dental regulatory provisions of the particular state in which an affiliated practice is located. We use a form of service agreement in most states. We use a form of consulting agreement in a small number of states with relatively restrictive laws relating to the practice of dentistry. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of these forms of agreements.

        OCA SERVICE AGREEMENTS. Under OCA's general form of service agreement, we provide affiliated practices with a wide range of business services in exchange for monthly service fees. The monthly service fees under these service agreements are generally computed based upon 24% of new patient contract balances in the first month of treatment plus the balance of the patient contract balances allocated equally over the remaining terms of the patient contracts (which average about 26 months), minus amounts retained by the affiliated practice. The amounts retained by an affiliated practice are based on a percentage of the operating profits of the practice on a cash basis, generally cash collections minus expenses during the period (in some cases, after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice), plus, in some cases, certain hourly-based amounts. These service fees generally represent reimbursement for direct and indirect expenses that we incur in providing services to an affiliated practice (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a portion of the operating profits of the affiliated practice on a cash basis and, in some cases, hourly-based service fees. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice's cash operating profits. In some cases, this is after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated practice.

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

        ORTHALLIANCE SERVICE, MANAGEMENT SERVICE AND CONSULTING AGREEMENTS. Under OrthAlliance's general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are similar to those provided under OCA's service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice's collections are insufficient to fund the practice's current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses. Under these service agreements, OrthAlliance generally receives service fees based on a percentage of adjusted practice revenue (generally about 17%), subject in some cases to annual adjustments based upon improvements in the affiliated practice's operating margin and a minimum dollar amount of annual service fees during the first five years of the agreement, or a flat monthly fee with annual fixed-dollar increases.

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

Under OrthAlliance's general form of management service agreements, OrthAlliance is to provide and remit payment for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services. These management service agreements generally provide for a service fee that varies from month to month depending on the particular practice's practice revenue and operating expenses with a maximum of up to 19.5% of the practice's practice revenue on a cash basis plus reimbursement of practice-related expenses. A few of OrthAlliance's management service agreements provide for a fixed percentage service fee.

SEASONALITY

Our affiliated practices have experienced their highest volume of new cases in the summer and other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist or pediatric dentist to commence treatment. Consequently, our affiliated practices have typically experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, our affiliated practices have typically experienced reduced volume and fourth quarter revenue for our affiliated practices has been generally lower as compared to other periods. Seasonality in recent periods has been mitigated by the impact of additional affiliated practices.

EMERGING ISSUES TASK FORCE ISSUE NO. 97-2

We do not have a controlling financial interest in our affiliated practices. In accordance with guidance in Emerging Issues Task Force Issue No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated practices within our financial statements.

BUSINESS COMBINATION WITH ORTHALLIANCE

OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger in November 2001. The OrthAlliance merger was accounted for using the purchase method of accounting. The results of operations of OrthAlliance have been included in our consolidated financial statements for the period from November 9, 2001 through December 31, 2001 and the nine months ended September 30, 2002. However, our consolidated financial statements for the three and nine month periods ended September 30, 2002 do not include any results of operations associated with the Excluded OrthAlliance Affiliated Practices, which are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

We believe that the OrthAlliance merger is a strategically important transaction, which we believe will provide opportunities for growth in our Fee revenue and increases in our operating margin. Our objective is to build sound, long-term business relationships with OrthAlliance's affiliated practices. Since entering into the merger agreement with OrthAlliance in May 2001, we have devoted substantial resources to attempting to integrate OrthAlliance's affiliated practices into our network of other affiliated practices. Some of OrthAlliance's affiliated practices began using part of our computer and business systems prior to the merger, under a license that we granted to OrthAlliance in October 2001. We continue to implement our business systems for these practices. We also continue to inform other OrthAlliance affiliated practices about the quality and benefits of our systems and services.

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance's affiliated practices would oppose such a merger because of, among other things, disappointment with the market price of OrthAlliance's common stock, unwillingness to affiliate with a competitor of OrthAlliance or perceived differences in the companies' cultures and operating strategies. Accordingly, we factored the likelihood of a number of dissident practices into our analysis of the economic merits of the merger, and into the structure of the merger agreement and merger consideration. Following the announcement of the merger agreement with OrthAlliance in May 2001, a number of OrthAlliance's affiliated practices did, in fact, file lawsuits against OrthAlliance and/or notify OrthAlliance that it was in default under their service, management service and consulting agreements, in response to which OrthAlliance engaged outside counsel to represent its interests. We believe that, despite these lawsuits, the OrthAlliance merger has financial merit and has been a positive development for our company.

OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance. We believe that the plaintiffs' claims in these actions lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs. Based on our prior experience and discussions with some of these litigating practices or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties' ability to reach an agreement as to the amount to be paid. However, we cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them. Nor can we estimate the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with the Excluded OrthAlliance Affiliated Practices that are engaged in litigation with OrthAlliance and which had ceased to pay service fees to OrthAlliance as of September 30, 2002.

RESULTS OF OPERATIONS

        The following table provides information about the percentage of Fee revenue represented by some of the items in our consolidated statements of income. These amounts exclude the Excluded OrthAlliance Affiliated Practices.

                                                           Three months                      Nine months
                                                               ended                             ended
                                                           September 30,                      September 30,
                                                      ------------------------          ------------------------
                                                        2002             2001             2002             2001
                                                      -------          -------          -------          -------

Fee revenue .................................           100.0%           100.0%           100.0%           100.0%
                                                      -------          -------          -------          -------
Direct expenses:
     Employee costs .........................            27.6             29.2             28.1             28.8
     Orthodontic supplies ...................             9.1              8.1              8.7              8.0
     Rent ...................................             8.7              8.9              8.9              8.8
     Marketing and advertising ..............             8.1              8.4              7.7              8.1
                                                      -------          -------          -------          -------
         Total direct expenses ..............            53.5             54.6             53.4             53.7
General and administrative ..................            12.2             11.0             12.8             10.9
Non-recurring recruiting expense ............              --               --              3.8               --
Depreciation and amortization ...............             5.6              5.1              5.2              5.5
                                                      -------          -------          -------          -------
Operating profit ............................            28.7             29.3             24.8             29.9
Interest (income) expense ...................             1.8              1.2              1.3              1.3
Non-controlling interest in subsidiary ......              --               --               --               --
                                                      -------          -------          -------          -------
Income before income taxes ..................            26.9             28.1             23.5             28.6
Provision for income taxes ..................            10.1             10.6              8.9             10.8
                                                      -------          -------          -------          -------
Net income ..................................            16.8%            17.5%            14.6%            17.8%
                                                      =======          =======          =======          =======

        OVERVIEW. Our net income increased $3.7 million and $5.6 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. These increases were primarily due to significant growth in Fee revenue from centers opened since September 30, 2001, including increases in Fee revenue resulting from our merger with OrthAlliance in November 2001. Fee revenue increased $25.9 million and $90.9 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Our operating profit for the three months ended September 30, 2002 was $32.4 million, an increase of $6.9 million, or 27.2%, from $25.5 million for the three months ended September 30, 2001. Operating profit for the nine months ended September 30, 2002 was $83.8 million, an increase of $10.0 million, or 13.5%, from $73.8 million for the nine months ended September 30, 2001. We recorded a non-recurring recruiting expense of $12.8 million ($8.0 million, net of income tax benefit) during the nine months ended September 30, 2002. Excluding the impact of the non-recurring expense, operating profit was $96.6 million for the nine months ended September 30, 2002, an increase of $22.8 million, or 30.8%, compared to the same period in 2001. The factors affecting our net income are discussed below.

        FEE REVENUE. Fee revenue during the three months ended September 30, 2002 was $112.7 million, an increase of $25.9 million, or 29.8%, from $86.8 million recorded for the same period in 2001. We attribute $13.0 million of this increase to the growth in Fee revenue of centers open throughout both periods and $12.9 million of this increase to centers opened since September 30, 2001 or added through our acquisition of OrthAlliance in November 2001. For the nine months ended September 30, 2002, Fee revenue was $337.5 million, an increase of $90.9 million, or 36.9%, from $246.6 million for the comparable period in 2001. We attribute $41.3 million of this increase to the growth in Fee revenue of centers open throughout both periods and $49.6 million of this increase to centers opened since September

30, 2001 or added through our acquisition of OrthAlliance in November 2001. The increase in Fee revenue during 2002 was also due to an increase in the number of patients being treated by our affiliated practices and an increase in the average amount of fees that patients were charged for treatment. During the nine months ended September 30, 2002, our affiliated practices initiated treatment of about 187,900 patients, an increase of 27.4% from about 147,500 patients during the same period in 2001. This represents new patient contract balances of $608.5 million for the nine months ended September 30, 2002, compared to $470.1 million for the nine months ended September 30, 2001. At September 30, 2002, our affiliated practitioners were treating a total of approximately 541,500 patients, an increase of 35.0% from approximately 401,200 patients at September 30, 2001.

We adopted a change in accounting for revenue effective January 1, 2000 and recorded a cumulative effect of change in accounting principles of $50.6 million, net of an income tax benefit, in 2000. During the three and nine months ended September 30, 2001, we recognized revenue of $5.2 million and $22.1 million, respectively, that was included in the cumulative effect of change in accounting principles. No revenue was recognized from this cumulative effect during 2002.

        EMPLOYEE COSTS. Employee costs are costs incurred to employ all employees in our affiliated orthodontic and pediatric dental centers and staff in our corporate headquarters. We do not employ orthodontists, pediatric dentists or general dentist assistants. Employee costs were $31.1 million for the three months ended September 30, 2002, an increase of 22.5% from $25.4 million for the comparable period in 2001. For the nine months ended September 30, 2002, employee costs were $95.0 million, an increase of 33.7% from $71.0 million for the comparable period in 2001. These increases primarily resulted from the addition of employees in connection with the OrthAlliance merger in November 2001. As a percentage of Fee revenue, employee costs were 27.6% and 28.1% for the three and nine months ended September 30, 2002, respectively, compared to 29.2% and 28.8%, respectively, for the same periods in 2001. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care and without extending the patient's total term of treatment. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During the nine months ended September 30, 2002, patients in our affiliated orthodontic centers averaged 46.0 days between office visits, compared to an average of 45.9 days during the comparable period in 2001. This increase in patient treatment interval reduces the number of office visits during the term of a patient's treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient's treatment fee.

        ORTHODONTIC SUPPLIES. Orthodontic supplies primarily are the costs of bands, brackets and wires used during orthodontic treatments and the costs of other removable or fixed appliances used prior to or after orthodontic treatments. Orthodontic supplies was $10.3 million for the three months ended September 30, 2002, an increase of 46.4% from $7.0 million for the comparable period in 2001. For the nine months ended September 30, 2002, orthodontic supplies was $29.4 million, an increase of 49.2% from $19.7 million for the comparable period in 2001. As a percentage of Fee revenue, Orthodontic supplies increased to 9.1% and 8.7% for the three and nine months ended September 30, 2002, respectively, from 8.1% and 8.0% for each of the same periods in 2001. These increases were primarily due to increases in prices charged for orthodontic supplies by certain of our vendors beginning in the fourth quarter of 2001.

        RENT. Rent expense primarily consists of costs incurred for the leasing of office space for our affiliated orthodontic and pediatric dental practices and corporate headquarters, including common area maintenance charges. Rent expense was $9.8 million for the three months ended September 30, 2002, an increase of 26.5% from $7.7 million for the comparable period in 2001. For the nine months ended September 30, 2002, rent expense was $29.9 million, an increase of 38.4% from $21.6 million for the comparable period in 2001. These increases were primarily due to centers acquired, affiliated, opened or relocated after September 30, 2001, including OrthAlliance affiliated practices. As a percentage of Fee revenue, rent expense decreased to 8.7% for the three months ended September 30, 2002 from 8.9% for the comparable period in 2001, and increased to 8.9% for the nine months ended September 30, 2002 from 8.8% for the comparable period in 2001. These increases were primarily attributable to rent increases in certain markets and to an overall increase in common area maintenance charges incurred during the nine months ended September 30, 2002, compared to the same period in 2001.

        MARKETING AND ADVERTISING. Marketing and advertising expense are costs associated with television, radio and print media advertising for most of our affiliated practices. Marketing and advertising expense was $9.1 million for the three months ended September 30, 2002, an increase of 25.4% from $7.3 million for the comparable period in 2001. For the nine months ended September 30, 2002, Marketing and advertising expense was $26.0 million, an increase of 30.3% from $20.0 million for the comparable period in 2001. The increase in this expense primarily resulted from increases in Marketing and advertising related to growth in Fee revenue for existing centers as well as marketing and advertising for centers added after September 30, 2001. As a percentage of Fee revenue, Marketing and advertising decreased to 8.1% and 7.7% for the three and nine months ended September 30, 2002, respectively, from 8.4% and 8.1%, respectively, for the same periods in 2001. These decreases were primarily due to OrthAlliance affiliated practices generally advertising less than other OCA affiliated practices.

        GENERAL AND ADMINISTRATIVE. General and administrative expense are other costs incurred in the operation of our business, including costs for telephone, accounting and legal services, office supplies, and general liability and property insurance coverage. General and administrative expense was $13.8 million for the three months ended September 30, 2002, an increase of 45.0% from $9.5 million for the comparable period in 2001. For the nine months ended September 30, 2002, General and administrative expense was $43.0 million, an increase of 59.6% from $26.9 million for the comparable period in 2001. The increase was primarily due to the increase in number of affiliated practices, including OrthAlliance affiliated practices. Some of the key increases in General and administrative expense for the nine months ended September 30, 2002 include: increased telephone costs associated with web-based system conversions of $3.5 million, increased office supplies of $1.8 million and increased provision for uncollectible amounts of $1.5 million compared to the comparable prior year period. The increase in office supplies expense was primarily attributable to price increases by vendors beginning in the fourth quarter of 2001 and an increase in the number of patients and affiliated practices during the nine months ended September 30, 2002. For the three and nine months ended September 30, 2002, accounting and legal expense increased due to the increase in the number of practices and higher legal costs associated with litigation and compliance.

        NON-RECURRING RECRUITING EXPENSE. During the nine months ended September 30, 2002, we recorded a non-recurring charge of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting services. We reached an agreement with the former employee regarding the previously disputed amounts and, in accordance with our accounting policies for such costs, the amounts paid to the former employee were treated as a non-recurring recruiting expense. We do not have similar recruiting arrangements with any other employee or affiliated practitioner.

        DEPRECIATION AND AMORTIZATION. We depreciate our property, equipment and improvements using the straight-line method over their estimated useful lives. This amount is recorded as depreciation expense. We amortize our intangibles over the terms of the related service agreements, up to 25 years. This amount is recorded as amortization expense. Depreciation and amortization was $6.3 million for the three months ended September 30, 2002, an increase of 40.8% from $4.5 million for the comparable period in 2001. For the nine months ended September 30, 2002, depreciation and amortization was $17.6 million, an increase of 30.4% from $13.5 million for the comparable period in 2001. The increase in this expense is a result of the fixed assets acquired and service agreements entered into for centers developed, acquired or relocated during the last 18 months. Also included in depreciation and amortization for the nine months ended September 30, 2002 were approximately $516,000 of impairment of intangibles and approximately $393,000 of impairment of property, equipment and improvements associated with closed offices during 2002. As a percentage of Fee revenue, depreciation and amortization was 5.6% and 5.2% for the three and nine months ended September 30, 2002, respectively, compared to 5.1% and 5.5% for each of the same periods in 2001, primarily due to an increase in Fee revenue at centers affiliated with OrthAlliance and at centers open throughout both periods, which required significantly less investment in additional fixed assets or service agreements than new centers. There was no amortization of the goodwill amount recorded in connection with the OrthAlliance acquisition.

        INTEREST. Net interest expense consists of interest charges from our lines of credit and notes payable to affiliated practices. Net interest expense for the three months ended September 30, 2002 was $2.1 million, an increase of 87.4% from $1.1 million for the comparable period in 2001. For the nine months ended September 30, 2002, net interest expense was $4.4 million, an increase of 31.6% from $3.4 million for the comparable period in 2001. The increase in interest expense resulted from larger balances outstanding on debt during 2002 compared to 2001. As a percentage of Fee revenue, net interest expense was 1.8% and 1.3% for the three and nine months ended September 30, 2002, respectively, compared to 1.2% and 1.3% for the same periods in 2001.

        PROVISION FOR INCOME TAXES. Our effective income tax rate was 37.8% for each of the three and nine months ended September 30, 2002 and 2001.

        NET INCOME. Net income for the three months ended September 30, 2002 was $18.9 million, an increase of 24.3% from $15.2 million for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $49.4 million, an increase of 12.8% from $43.8 million for the nine months ended September 30, 2001. Excluding the non-recurring recruiting expense, net income for the nine months ended September 30, 2002 was $57.4 million, an increase of $13.6 million, or 31.1%, compared to the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, our balance sheet reflected significant liquidity with cash generated primarily from operations. We have not had to make significant additional borrowings under our credit and bridge facilities during 2002 and have used excess cash to repurchase shares of our common stock and to reduce our long-term debt. Our working capital at September 30, 2002 was $73.9 million, including cash and cash equivalents of $11.0 million, compared to working capital at December 31, 2001 of $53.5 million, including cash and cash equivalents of $14.2 million. At September 30, 2002, the Company's current ratio was 2.10 compared to a current ratio of 1.95 at December 31, 2001. The increase of $20.4 million in working capital during the nine months ended September 30, 2002 was primarily due to an increase of $35.3 million in service fees receivable, which was partially offset by an overall increase in current liabilities primarily caused by an increase in income taxes payable.

CASH FLOWS

The following table summarizes cash flow information for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                                      Nine months ended
                                                                         September 30,
                                                                  --------------------------
                                                                    2002              2001
                                                                  --------          --------

Net cash provided by operating activities ...............         $ 50,671          $ 39,137
Net cash used in investing activities ...................          (27,046)          (39,490)
                                                                  --------          --------
Free cash flow ..........................................           23,625              (353)

Net cash provided by (used in) financing activities .....          (25,657)            6,796

Net change in cash ......................................         $ (3,176)         $  6,443

        OPERATING ACTIVITIES. Net cash provided by operating activities was $50.7 million for the nine months ended September 30, 2002, an increase of 29.5% from $39.1 million for the nine months ended September 30, 2001. The increase in cash provided by operating activities for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to increases of: $10.7 million in noncash items, $13.3 million in accounts payable and other current liabilities, $8.1 million in deferred income taxes, and $5.2 million in net income. These increases were partially offset by an increase in service fees receivables and prepayments of $22.2 million and a decrease in amounts payable to affiliated practices of $6.3 million. The following is a discussion of these activities.

    - Noncash items. The increase in noncash items is primarily due to increases of $4.1 million in depreciation and amortization expense, $4.8 million in non-recurring recruiting expense and $1.8 million in provision for bad debt expense during the nine months ended September 30, 2002, as compared to the same period in 2001. As discussed above in "--RESULTS OF OPERATIONS," we recorded $12.8 million in non-recurring recruiting expense during the nine months ended September 30, 2002 related to amounts paid to a former employee for his past recruiting services. Of this amount, $8.0 million was paid in cash and the remaining amount of $4.8 million, included in noncash items, relates to forgiven debt owed by the former employee.

    - Deferred income taxes. The increase in cash flow of $8.1 million results from a refund of a portion of the deferred income taxes recorded from the OrthAlliance acquisition.

    - Accounts payable and other current liabilities. The increase in accounts payable and other current liabilities during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to an increase in our income taxes payable. In April 2002, we filed an application with the Internal Revenue Service ("IRS") to change our tax accounting method of recognizing revenue. We have not made any estimated federal income tax payments during 2002 based on our expectation that the authorized change in accounting will at least alleviate any liability for the first three quarterly estimated federal income tax installments. We have recorded such estimated payments as income taxes payable rather than reducing the deferred tax asset because a ruling is still pending from the IRS. To the extent the IRS approves the change in tax accounting method, the long-term deferred tax assets resulting from this change will be used to reduce the income tax payable in the amount of $31.0 million as of September 30, 2002.

    - Service fees receivable and prepayments. Service fees receivable and prepayments increased by $38.0 million during the nine months ended September 30, 2002. The increase in service fees receivable and prepayments was primarily due to the net increase in patient contracts and, to a lesser extent, an increase in the average amount charged for treatment. Most of these patient contracts provide for a retainer fee to be paid during the final month of treatment, which represents an average of approximately 12.8% of the total patient contract balance. Under our revenue recognition policy, patient contract balances, including the retainer fees, are allocated on a straight-line basis over the term of the patient contract (which averages about 26 months for orthodontic patients). Therefore, our fee revenue includes service fees relating to a portion of these retainer fees, even though payment of the retainer fees may not be received until the final month of treatment. This generally results in an increasing amount of service fee receivables relating to the retainer fees over the course of a patient's treatment.

    - Amounts payable to affiliated practices. The $6.3 million decrease in amounts payable to affiliated practices was primarily due to timing of payments to our affiliated practices.

        INVESTING ACTIVITIES. Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2002, from $39.5 million for the nine months ended September 30, 2001. This decrease was primarily due to $13.1 million less cash used to acquire service or consulting agreements and $9.6 million less cash used to purchase property, equipment and improvements during the nine months ended September 30, 2002, as compared to the same period in 2001. Partially offsetting the overall decrease in cash used was an increase of $9.4 million in advances to affiliated practices during the nine months ended September 30, 2002, compared to the same period in 2001.


    - Intangible assets acquired. We paid $4.6 million during the nine months ended September 30, 2002, compared to $17.7 million during the nine months ended September 30, 2001, to acquire and amend service or consulting agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the service agreement. We may, from time to time, provide consideration to existing practices for amendments to their service agreements to include terms that are beneficial to us and/or to extend the service agreements to include newly acquired practices, centers or patient bases. Of the $4.6 million paid for intangibles during the nine months ended September 30, 2002, approximately 95.7% related to new affiliations and 4.3% related to existing affiliated practices.

    - Purchases of property, equipment and improvements. We purchased $9.9 million and $19.6 million in property, equipment and improvements for the nine months ended September 30, 2002 and 2001, respectively. The following table provides information about the composition of these purchases during the nine months ended September 30, 2002 (in millions):

Center additions...............................................       $3.2
Remodeling of existing centers.................................        2.2
Additional capital expenditures at existing centers............        1.2
International development......................................        3.3
                                                                      ----
   Total.......................................................       $9.9
                                                                      ====

    - Advances to affiliated practices. We advanced $12.6 million to affiliated practices during the nine months ended September 30, 2002, compared to $3.2 million for the nine months ended September 30, 2001. Of the amount advanced during the nine months ended September 30, 2002, approximately 41.3% was to practitioners at newly-developed practices or to existing affiliated practitioners adding new centers, 34.9% to affiliated practitioners for their percentage of net operating margin, and 23.8% to affiliated practitioners to provide funding for additional compensation and other needs.

        FINANCING ACTIVITIES. Net cash used in financing activities was $25.7 million for the nine months ended September 30, 2002, compared to $6.8 million of net cash provided by financing activities during the nine months ended September 30, 2001. The following activities contributed to the increase in net cash used during the nine months ended September 30, 2002:

    - repurchases of approximately 962,000 shares of common stock for approximately $13.5 million;

    - increase of $6.9 million in repayments on our long-term debt and notes payable to affiliated practices;

    - decrease of $9.9 million in issuance of our common stock related to the exercise of stock options in 2002 compared to 2001; and

    -   decrease of $2.5 million in borrowings under our credit facilities.

Our net cash provided by operating activities for the nine months ended September 30, 2002, adjusted for one-time payments, was $68.3 million compared to $39.1 million for the comparable period in 2001. We paid approximately $8.0 million related to a non-recurring recruiting expense and an aggregate of approximately $6.6 million for legal fees relating to litigation with OrthAlliance affiliated practitioners, OrthAlliance employee severance and bonus and facility leases on closed offices assumed in the OrthAlliance merger. We also paid approximately $3.0 million of payables that were assumed in the OrthAlliance acquisition.

USES OF CAPITAL

        CAPITAL EXPENDITURES. Our capital expenditures consist primarily of the costs associated with expenditures to facilitate growth and development in existing centers, maintenance expenditures to sustain current levels of business activity at existing centers, acquisitions of the fixed assets of newly affiliated practices and development of de novo centers in the United States and abroad. The average cost of developing a new orthodontic center in the United States is about $325,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice's share of these costs until we are reimbursed by the practice. In some cases, we assist our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. The outstanding balance of these amounts we guaranteed was $0.9 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively.

During our rapid growth in the 1990's, we expended a disproportionately high amount of our capital investment on de novo centers relative to expenditures on our existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. During recent years, we also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in the foundational infrastructure of our international operations.

        OTHER USES OF CAPITAL. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining affiliated practitioner compensation during the start up or expansion phase of their practices, as an advance against future service fees, as part of our role to facilitate growth of our affiliated practices while reducing the financial stress associated with that growth so that our affiliated practitioners can focus on patient care. These advances are interest free, unsecured loans to the affiliated practices. The affiliated practice generally begins to repay the advances once the practice or center becomes profitable, generally at the beginning of the second year that the practice or center is open. We intend to fund these advances and any continued financing through a combination of borrowings under our credit facility and cash from operations.

On August 6, 2002, our Board of Directors approved a common stock repurchase program. Under the program, we may repurchase up to 2.0 million shares of our common stock from time to time in the open market at prevailing market prices or in privately-negotiated transactions during the 18 months following approval of the repurchase program. On August 23, 2002, we received approval from our lenders to repurchase up to $15.0 million of our common stock by the termination date of our bridge credit facility. As of the date of this Report, we have spent the entire amount allowed by our lenders. The shares were repurchased in the open market at prevailing market prices using cash from operations. Repurchased shares are held in treasury, and may be available for use in connection our stock option plans, stock programs and acquisitions, or for other corporate purposes as determined by us. We expect to seek lender approval for future repurchases.

In November 2002, we paid $4.7 million to certain OrthAlliance affiliated practitioners for amounts earned under the following incentive programs: Stock Pool Program, Stockholder Value Program and Stock Pool II Program. We used available cash on hand to fund these payments. We are still finalizing amounts earned by other affiliated practitioners under these programs and expect to pay additional amounts during the remainder of the fourth quarter of 2002.

CAPITAL RESOURCES

We maintain a $100.0 million revolving line of credit, of which $69.6 million was outstanding at September 30, 2002, with a lending group that consists of Wachovia Bank, NA, Bank of America N.A., Bank One, N.A., and Hibernia National Bank. The revolving line of credit, which expires in October 2003, provides funding for our general working capital and expansion of the number of affiliated centers, and bears interest at varying rates above the lender's prime rate or LIBOR. Amounts borrowed under the line of credit are secured by a security interest in our ownership interests in our operating subsidiaries.

In November 2001, we obtained a $50.0 million bridge credit facility from Bank of America N.A. and Bank One, N.A., of which $38.0 million was outstanding at September 30, 2002. On November 8, 2002, we repaid an additional $1.0 million and expect to repay an additional $2.0 million during the remainder of the fourth quarter of 2002. On October 10, 2002, we exercised our right to extend the maturity of the bridge credit facility to October 7, 2003. Borrowings under this bridge credit facility bear interest at varying rates above the lender's prime rate or LIBOR.

We anticipate that we will further repay a portion of the bridge credit facility through our cash from operations or enter into long-term financing arrangements to replace the bridge credit facility and the revolving line of credit. We are currently reviewing our projections for cash needs and the possibility of obtaining a new long-term financing arrangement providing favorable interest rates and terms.

Our revolving line of credit and our bridge credit facility require that we maintain certain financial and nonfinancial covenants under the terms of the credit agreements, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. These credit agreements also impose restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under both the revolving line of credit and the bridge credit facility, and terminate our ability to borrow funds under those credit facilities. At September 30, 2002, we were in compliance with these covenants and restrictions.

We believe that our cash needs will primarily relate to development of additional centers and affiliation with additional practices in the United States and other countries, capital expenditures for our affiliated centers and computer systems, repayment of amounts owing under our bridge credit facility and other indebtedness, payment of income taxes, and general corporate purposes. Our cash needs could vary significantly depending upon our growth, results of operations and new affiliations with additional practices, as well as the outcome of pending litigation and other contingencies. We expect to fund these cash needs through a combination of cash flow from our operations and funds available under our revolving line of credit, or new credit facilities. We currently believe that we will be able to meet our anticipated funding requirements for at least the next 12 months. However, our ability to meet these funding needs could be adversely affected if we were to suffer adverse results from our operations, or lose a material portion of our affiliated practices, if our affiliated practices were to suffer adverse results of operations or a material loss of patients, if we suffer adverse outcomes from pending litigation and other contingencies, or an inability to replace our credit facilities on favorable terms or if we violate the covenants and restrictions of our credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted several new accounting pronouncements during 2002. See Note 14 to the Consolidated Financial Statements for a discussion of the impact on us regarding these pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Report. Based upon, and as of the date of, that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material and other information required to be included in our periodic SEC filings.

Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company's Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 24, 2002, the U.S. District Court for the Eastern District of Louisiana ordered the dismissal of a class action lawsuit alleging securities fraud filed against us and certain members of our senior management by Joanne Bay on April 9, 2001. In its ruling, the Court found that the plaintiffs had failed to allege sufficient facts to support their claim that the Company or its officers and directors violated federal securities laws. The Court also ruled that the plaintiffs will not be permitted to amend the lawsuit and dismissed the plaintiffs' amended complaint with prejudice because another pleading attempt would be an inefficient use of the parties and the Court's resources, would cause unnecessary and undue delay, and would be futile. The ruling is subject to the possibility of an appeal by the plaintiffs.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the second quarter of 2002, pursuant to exemptions from registration provided in Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 under the Securities Act, we offered certain OrthAlliance affiliated practitioners the opportunity to participate in two incentive programs under which participants may be issued shares of our common stock or a promissory note in the future depending in part upon the future financial performance of the affiliated practitioners' respective practices. Offers to participate in the incentive program were made on a private basis to a limited number of individuals who had a pre-existing relationship with our subsidiary, OrthAlliance. To participate in the incentive programs, participants must, among several other prerequisites to participation, enter into amendments to their service, consulting or management service agreements with OrthAlliance and to their employment agreements with their professional entities, or enter into our general form of business services agreement. No underwriters are involved with these incentive programs.

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

(b)     REPORTS ON FORM 8-K

        During the three months ended September 30, 2002, we did not file any current reports on Form 8-K (excluding current reports on Form 8-K filed on July 5, 2002 and August 14, 2002 reporting information under "Item 9. Regulation FD Disclosure").

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

                                        Orthodontic Centers of America, Inc.
                                        ------------------------------------
                                        (Registrant)



Date:  November 14, 2002                /s/ Bartholomew F. Palmisano, Sr.
                                        ---------------------------------
                                        Bartholomew F. Palmisano, Sr.
                                        Chairman of the Board, President
                                        and Chief Executive Officer

                                         /s/ Thomas J. Sandeman
                                        ----------------------------------------
                                        Thomas J. Sandeman
                                        Chief Financial Officer

                                  CERTIFICATION

I, Bartholew F. Palmisano, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Orthodontic Centers of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                          /s/   Bartholomew F. Palmisano, Sr.
                                           -------------------------------------
                                           Bartholomew F. Palmisano, Sr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                  CERTIFICATION

I, Thomas J. Sandeman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Orthodontic Centers of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                             /s/ Thomas J. Sandeman
                                              ----------------------------------
                                              Thomas J. Sandeman
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