Form 10-K
period 2002-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2003-03-31
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1278948 (I.R.S. Employer Identification No.)

3850 N. Causeway Boulevard, Suite 800
Metairie, Louisiana 70002
(504) 834-4392
(Address, including zip code, of principal executive offices and
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $1.1 billion, based upon the last reported sale price per share of the Registrant’s Common Stock as reported on the New York Stock Exchange on June 28, 2002.

As of March 24, 2003, there were approximately 50,225,000 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 2003 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

Founded in 1985, Orthodontic Centers of America, Inc. (“we,” “our” or “OCA”) is the leading provider of business services to orthodontic and pediatric dental practices. We believe our services have resulted in significant increases in productivity and profitability for our affiliated practices.

As of December 31, 2002, we provided business services to 371 affiliated practices located throughout the United States and parts of Japan, Mexico, Spain and Puerto Rico. Affiliated practices are orthodontists or pediatric dentists and/or their professional corporations or other entities that are parties to service, consulting or similar long-term agreements with us or our subsidiaries.

We provide our affiliated practices with business, operational and marketing expertise that enables them to realize significantly greater productivity, practice revenue and patient volume, while maintaining high quality orthodontic and pediatric dental care. Our services include:

•	Developing and implementing marketing plans, using television, radio and print advertising and internal marketing programs to increase patient volume;

•	Implementing proprietary operating systems and innovative office designs to increase productivity;

•	Integrating proprietary, user-friendly management information systems to provide timely information and enhance operational and accounting controls; and

•	Combining proprietary online ordering systems and purchasing power to reduce orthodontic and pediatric dental supply costs.

During 2002, our affiliated practices initiated treatment of approximately 242,000 patients, an increase of 21.0% from approximately 200,000 patients during 2001, representing initial new patient contract balances of $788.0 million for 2002, an increase of 23.0% from $640.4 million for 2001. As of December 31, 2002, our affiliated practices were treating a total of approximately 544,000 patients, an increase of 12.4% from approximately 484,000 patients at December 31, 2001.

Our Internet website address is www.4braces.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website and the information contained in or connected to that website are not intended to be incorporated into this Report.

OVERVIEW OF SERVICE AND CONSULTING AGREEMENTS

We provide a wide range of services to our affiliated practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative services. These services are provided under long-term agreements with affiliated orthodontists and pediatric dentists and/or their professional entities. The terms of these agreements typically range from 20 to 40 years, with most ranging from 20 to 25 years.

The form of agreement for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance, Inc., which is one of our wholly-owned subsidiaries (“OrthAlliance”), and its affiliated practices are parties to service, consulting and management service agreements that differ in some respects from the service and consulting agreements that OCA has historically used. During 2002, approximately 95% of our fee revenue was attributable to service and management service agreements, with the remainder being attributable to consulting agreements. None of our affiliated practices accounted for more than 10% of our fee revenue in 2002.

OCA Service Agreements

Under OCA’s general form of service agreement, we provide affiliated practices with a wide range of business services in exchange for monthly service fees. The service fees we earn under these service agreements generally represent reimbursement for direct and indirect expenses that we incur in providing services to an affiliated practice (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a portion of the operating profits of the affiliated practice on a cash basis and, in some cases, hourly-based service fees. We are also to be reimbursed for the affiliated practice’s share of operating losses for newly-developed or de novo centers and depreciation expense related to property, equipment and improvements used in the operation of the practice. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice’s cash operating profits. In some cases, this is after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated practice.

OCA Consulting Agreements

Under OCA’s general form of consulting agreement, the types of services we provide to affiliated practices are generally similar to the services we provide under our general form of service agreement. Fees paid to us under the consulting agreements generally are a combination of, depending on the service being performed, cost-based fees, flat monthly fees and hourly fees.

OrthAlliance Service, Management Service and Consulting Agreements

Under OrthAlliance’s general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are similar to those provided under OCA’s service agreements. Under these service agreements, OrthAlliance generally receives service fees based on a percentage of adjusted practice revenue (generally about 17%), subject in some cases to annual adjustments based upon improvements in the affiliated practice’s operating margin and a minimum dollar amount of annual service fees during the first five years of the agreement, or a flat monthly fee with annual fixed-dollar increases.

Under OrthAlliance’s general form of consulting agreements, OrthAlliance must provide certain specified services to its affiliated practices, provide other services at the request of the practices and consult with or advise the affiliated practices with respect to other services. These services are generally similar to those provided under OCA’s service agreements. Under these agreements, OrthAlliance receives a consulting fee based on one of the fee structures described above with respect to OrthAlliance’s service agreements.

Under OrthAlliance’s general form of management service agreements, OrthAlliance is to provide for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services. These management service agreements generally provide for a service fee that varies from month to month depending on the particular practice’s revenue and operating expenses with a maximum of up to 19.5% of the practice’s revenue on a cash basis plus reimbursement of practice-related expenses. A few of OrthAlliance’s management service agreements provide for a fixed percentage service fee.

Patient Fees Receivable

We generally earn service fees under our service and consulting agreements as a percentage of the operating profits of OCA’s affiliated practices or as a percentage of patient revenue of OrthAlliance’s affiliated practices, plus reimbursement of practice-related expenses. We generally collect service fees as patient fees are collected on behalf of our affiliated practices and deposited.

Many of our affiliated practices pledge their patient fees receivable arising from providing orthodontic or pediatric dental services. These patient fees receivable include billed receivables, which represent amounts owed for orthodontic and pediatric dental services for which the patient has been billed, and unbilled receivables, which represent amounts owed for orthodontic and pediatric dental services that have been provided but for which the patient has not yet been billed. Laws governing the practice of dentistry (including orthodontics and pediatric dentistry) and the policies of state dental boards in states in which we operate generally restrict our ability to own these patient fees receivable. These laws and policies require that patient fees receivable be billed and collected in the name of the affiliated practice and that, at least initially, collections from patient fees receivable belong to the practice. This restricts our ability to sell, factor or transfer these pledged patient fees receivable.

We are generally responsible for the billing and collecting of patient fees receivable for many of our affiliated practices, which are done in the name of the affiliated practice. Once funds are collected in payment of patient fees receivable, the funds are generally deposited into a bank account we establish and maintain. We generally have sole signatory authority over these bank accounts and the exclusive responsibility for any disbursements; however, in certain cases, the affiliated practice also has signatory power over a bank account. Many of our affiliated practices agree that they will not modify, close or withdraw any funds from these bank accounts. We routinely sweep funds deposited into these accounts into our central bank account on a regular basis.

Under OCA’s general form of service agreement, collections from patient fees receivable are included in determining a practice’s cash operating profits for purposes of calculating amounts retained by an affiliated practice under the terms of the applicable service agreement. Generally, under these service agreements an affiliated practice retains 50% to 60% of the practice’s cash operating profits (in some cases after reduction for any hourly-based service fees earned by OCA or hourly-based amounts retained by the affiliated practice).

THE ORTHODONTIC AND PEDIATRIC DENTAL INDUSTRY

Orthodontic Industry Overview

Orthodontics is a branch of dentistry that specializes in the diagnosis, prevention and treatment of dental misalignment, and typically involves the use of braces or other corrective appliances. Based on data compiled by the American Association of Orthodontists and data published in the 2001 Journal of Clinical Orthodontists Orthodontic Practice Study (“2001 JCO Study”), a biennial study by the Journal of Clinical Orthodontists of the U.S. orthodontic industry, we estimate that the U.S. orthodontic industry generates approximately $10.0 billion in annual gross revenues. The average orthodontic practice generates gross revenues of approximately $713,000 per year, according to the 2001 JCO Study. Orthodontics is generally an elective procedure, with about 75% of payments for orthodontic services made directly by the patient and standard dental insurance covering about 25%. Managed care represents a small percentage of revenues generated in the orthodontic industry.

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

The following table provides information about the U.S. orthodontic industry for each of the years presented, based on data from the Journal of Clinical Orthodontists:

	1991	1992	1993	1994	1995	1996	1998	2000 *

Number of practicing orthodontists	8,760	8,856	8,958	9,060	9,098	9,115	8,934	9,058
Number of new patient cases	1,314,000	1,416,960	1,478,070	1,540,200	1,592,150	1,640,700	1,786,800	1,983,700
Average fee per case	$3,221	$3,401	$3,447	$3,492	$3,649	$3,703	$3,904	$4,216

*	Information for 1997, 1999, 2001 and 2002 has not been published.

According to the 2001 JCO Study, during 2000, the average U.S. orthodontist initiated treatment of 219 patients, treated 50 patients per operating day and maintained 488 active cases, and that the average U.S. orthodontic practice generated gross fees of approximately $713,000. In 2000, standard case fees in traditional orthodontic practices in the United States averaged approximately $4,150 for children and about $4,480 for adults, with a weighted average fee of $4,216. The charges for preliminary appointments, including a required down payment, averaged approximately 25% of the total fee.

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

OCA Affiliated Orthodontic Practices

As of December 31, 2002, we provided business services to 343 orthodontic practices located throughout the United States and parts of Japan, Mexico, Spain and Puerto Rico. We believe that our approach to developing affiliated orthodontic practices has resulted in significant increases in productivity and profitability for our affiliated orthodontists.

We develop and implement marketing and advertising plans for our affiliated practices, using television, radio and print advertising and internal marketing promotions. We believe our marketing and advertising strategy has allowed our affiliated orthodontists to generate significantly greater patient volume than traditional orthodontists.

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

Pediatric Dental Industry Overview

Pediatric dentistry is a dental specialty involving comprehensive, preventative and therapeutic oral healthcare for infants and children through adolescence, including those with special healthcare needs. In 2002, there were approximately 3,800 active pediatric dentists in the United States. Pediatric dentists must complete a specialty degree program following dental school, which is typically two years in length. Approximately 200 students are admitted each year to 62 pediatric dental specialty training programs in the United States. Approximately one-third of the programs are hospital-based with an emphasis on primary care dentistry for well and ill children. The remaining approximately two-thirds are based in dental schools.

The American Academy of Pediatric Dentistry reports that pediatric dentistry training opportunities have increased from approximately 142 per year in 1989 to approximately 200 per year in 2001, primarily due to additional funding from the U.S. Health Resources and Services Administration. At present, some states have fewer than 10 pediatric dentists. The U.S. Bureau of Census projects that between 1998 and 2025, the number of children under the age of 15 in the United States will increase by 8.9 million. Accordingly, we believe that there will be an increased demand for the services of pediatric dentists in the future.

OCA Affiliated Pediatric Dentists

As of December 31, 2002, we provided business services to 28 pediatric dental practices located throughout the United States. We view pediatric dentistry as complementary to orthodontics because pediatric dental practices are typically a significant referral source for new orthodontic patients. In addition, pediatric dentists can promote efficient use of facilities by operating in orthodontic centers on days that the centers are not being used for affiliated orthodontic practices and would otherwise be closed. We intend to affiliate with additional pediatric dentists in the future.

OPERATING STRATEGY

We believe we add value to our affiliated practices by providing superior and innovative services that are designed to enhance productivity and increase profitability. Key elements of our operating strategy include:

Emphasizing High Quality Patient Care

We believe that affiliating with orthodontists and pediatric dentists who provide high quality patient care is a key to our success. Most of our affiliated practitioners are graduates of accredited training programs and participate in advisory committees that meet each year to perform peer review studies and to consult with our affiliated practitioners. In addition, we provide operating systems and support that we believe enhance the ability of our affiliated practices to provide quality patient care. Senior clinical technicians and the clinical staff receive training in procedures that enhance the level of patient service. Quality of care is monitored through on-site evaluations, patient surveys and peer review procedures administered by affiliated practitioners.

Stimulating Demand For Orthodontic Services Through Marketing and Advertising

We develop and implement aggressive marketing plans for most of our affiliated practices, using television, radio and print advertising and internal marketing promotions. Many of OrthAlliance’s affiliated practices do not advertise their services to the public. We tailor advertisements to local markets and prominently feature the names and locations of our affiliated orthodontists, as well as a 1-800-4BRACES toll-free telephone number and www.4braces.com Internet website. Calls to this toll-free number are automatically routed to an affiliated center located near the caller. To supplement this advertising program, we have implemented an internal marketing program designed to assist our affiliated practices in increasing patient referrals from their existing patients, staff and general dentists. We believe these marketing activities, along with the affordable payment plans provided by most of our affiliated practices, have allowed our affiliated practices to generate significantly greater patient volume than traditional orthodontists.

Increasing Market Penetration With Competitive Patient Fees and Convenient Payment Plans

Most of our affiliated practices provide a payment plan recommended by us which consists of no down payment, an initial record fee, equal monthly payments over the term of treatment and a final retainer fee at completion of treatment. Some of our affiliated practices require a down payment of approximately 25% of the total treatment fee consistent with general industry practice. We believe that our recommended payment plan and marketing activities have resulted in many patients receiving treatment who otherwise may not have sought orthodontic services. For a standard case in which treatment continues for an average of 26 months, the total fees charged by our affiliated practices in the United States averaged $3,238 in 2002, a 1.3% increase from an average of $3,197 in 2001. These average fees were below the national weighted average of $4,216 during 2000 for the same term of treatment. We believe that our affiliated practices are able to charge lower fees because of the significant operating efficiencies resulting from our proprietary operating systems and innovative office designs.

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

Providing Superior Service Through Information Technology

We use advanced technology and proprietary application software to increase the efficiency of our affiliated centers and to improve our business services, including patient scheduling, billing and collection, financial and statistical reporting, accounting, inventory control and purchasing. We continue to upgrade our computer systems in anticipation of growth in the number of affiliated practices, and in order for us to continue to provide our affiliated practices with efficient business services. We support our computer software and hardware with a full service help desk that is available to our affiliated practices from 7:00 a.m. to 7:00 p.m. Central Time on business days.

Many of our affiliated practices are now using high-speed Internet service through a digital subscriber line (or DSL), and are accessing our computer systems through a passcode-protected World Wide Web interface. This allows patient records, accounting records and other data to be accessed and updated confidentially from any location, which is of particular interest to affiliated practices with multiple centers. We plan to continue to use Internet-related and other available technology to improve efficiency and reduce costs for our affiliated practices.

We have also implemented a proprietary practice financial accounting and reporting system. Our affiliated practices are connected to this system by a private computer network, through which we gather data daily so that we may more accurately project and analyze results for our affiliated practices. This system is designed to improve operating results for our affiliated practices through its financial and accounts receivable controls, convenient user interface and integrated scheduling features. We believe that this system has resulted in improved operating results for our affiliated practices. We provide affiliated practices with monthly operating data and quarterly financial statements for each affiliated practice, including management’s analysis of the financial results and recommended changes to improve financial and operating performance.

We have also implemented an online inventory order system, which allows our affiliated practices to order supplies directly from vendors through our private computer network. The order system is designed to reduce supply costs, associated administrative costs, shipping time and storage requirements, and to improve the accuracy of orders placed and the flow of information between vendors and our affiliated practices.

GROWTH STRATEGY

Our growth strategy focuses primarily on enabling our affiliated practices to grow and enhance their productivity, and also on affiliating with additional orthodontic and pediatric dental practices in the United States and abroad. Key elements of our growth strategy include:

Internal Growth Through Enhanced Productivity and Increased Profitability of Existing Practices

A key element of our growth strategy is to promote growth in comparable fee revenue for our affiliated practices. We believe that many of our affiliated practices are operating below their potential capacity, which provides opportunities to increase the productivity and profitability of existing affiliated practices, while maintaining quality care. We have identified and are implementing several programs designed to enhance the productivity and increase the capacity and profitability of existing affiliated practices, including:

     Increased patient treatment intervals. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care or extending the patient’s total term of treatment. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2002, patients in our affiliated orthodontic centers averaged 46.9 days between office visits, compared to an average of 45.9 days during 2001 and 43.6 days during 2000. This increase in patient treatment interval reduces the number of office visits during a patient’s course of treatment, which permits affiliated practitioners and their staff to treat additional patients.

     Use of general dentists as assistants. In many states, a general dentist may perform several orthodontic procedures that may not be performed by an orthodontic assistant. By using a general dentist as an assistant, an affiliated orthodontist can prescribe certain procedures to be performed by the dentist, which permits the orthodontist to focus on serving more patients. These procedures are performed under the orthodontist’s direction and supervision to ensure quality patient care. There are substantially more general dentists in the United States than orthodontists, providing a large pool of individuals who could perform these procedures. We believe that this program provides an attractive alternative for general dentists. As of December 31, 2002, about 5.0% of our affiliated practices were using general dentists to assist them in performing orthodontic procedures.

Additional Centers and Affiliated Practices

Since our inception in 1985, we have grown from a small number of affiliated practices to providing business services to 371 orthodontic and pediatric dental practices as of December 31, 2002 (excluding the Excluded OrthAlliance Affiliated Practices). As of December 31, 2001, we were affiliated with 372 orthodontic and pediatric dental practices. We intend to continue to develop new orthodontic and pediatric dental centers with new and current affiliated practitioners, to affiliate with established orthodontic and pediatric dental practices and to relocate existing practices to new facilities.

     De Novo Centers. Since our inception in 1985, we have worked with our affiliated practitioners to develop approximately 347 new or de novo centers through December 31, 2002. Most of these de novo centers were developed for existing affiliated practitioners seeking to expand their practices. Some of these de novo centers were developed in new markets in conjunction with recent orthodontic graduates, former associate orthodontists, former military orthodontists or orthodontists desiring to relocate. It typically costs approximately $350,000 to develop a de novo center in the United States, including leasehold improvements, equipment, working capital and start-up losses. De novo centers have generally begun to generate operating profits after about 12 months of operations. We intend to continue to develop additional de novo centers with existing and new affiliated practitioners.

     Existing Practices. We intend to maintain a disciplined approach to affiliating with established orthodontic and pediatric dental practices. We may affiliate with additional established practices from time to time when attractive or strategic opportunities arise; however, we anticipate that our growth will be focused, at least in the near term, on the development of new de novo centers and the increased utilization of our existing affiliated practices.

     Pediatric Dentistry. We were affiliated with 28 pediatric dental practices as of December 31, 2002. Most of these practices were affiliated with OrthAlliance when we acquired it in November 2001. We believe that pediatric dental practices complement our core affiliated orthodontic practices, since they provide a referral source for orthodontic treatment and can operate in an orthodontic center on days that orthodontic treatment is not being provided.

     Recruiting. We actively recruit orthodontists and pediatric dentists by targeting associate orthodontists and pediatric dentists, military orthodontists and orthodontic and pediatric dental students. Approximately 200 orthodontists graduate each year from accredited United States orthodontic graduate programs. Our senior management and recruiting staff recruit orthodontists and pediatric dentists through referrals from our affiliated practitioners, attending orthodontic conventions, trade shows and association meetings, visiting orthodontic graduate schools, advertising in professional journals and our Internet website. Referrals from affiliated practitioners have been our greatest source for recruiting additional practitioners.

We believe that orthodontic and pediatric practices choose to affiliate with us because we provide:

•	capital required to open an orthodontic or pediatric dental center;

•	business and clinical systems and staffing required to operate a new center;

•	opportunities to substantially increase practice income;

•	opportunities to focus on patient care rather than administration; and

•	opportunities to participate in effective marketing and advertising programs to generate referrals and new patients.

We also recruit orthodontists and pediatric dentists with established practices, and focus on practices that generate less than $500,000 of annual patient revenue prior to affiliation. We believe that affiliating with established practices of this size provides us with the opportunity to achieve higher revenue growth rates and lower affiliation costs, relative to larger practices. Established practices that have affiliated with us have experienced increased average patient revenue and operating income following their affiliation.

Expansion in International Markets

We believe that there are large, untapped markets for orthodontic and pediatric dental services outside the United States. We successfully entered the Japanese market in 1998, where we were affiliated with 21 orthodontic practices as of December 31, 2002. We began operating in Mexico in 1999, where we were affiliated with three orthodontic practices as of December 31, 2002. Our first affiliation in Spain occurred in 2001, where we were affiliated with two orthodontic practices as of December 31, 2002. We began operating in Puerto Rico in 1999, where we were affiliated with two orthodontic practices as of December 31, 2002.

Fee revenue from international operations as a percentage of our total fee revenue was 2.1%, 2.4% and 4.2% for 2002, 2001 and 2000, respectively. Long-lived assets located in foreign countries as a percentage of our total long-lived assets was 4.0%, 3.1% and 4.9% for 2002, 2001 and 2000, respectively.

We intend to continue expanding our operations in Japan, Mexico, Puerto Rico and Spain and to explore opportunities to expand into Canada and other countries. Our expansion into any particular country depends upon its regulatory environment, market demographics, advertising media and economic conditions, as well as our ability to attract quality orthodontists, pediatric dentists and business personnel in that market.

ORTHALLIANCE ACQUISITION

On November 9, 2001, OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger whereby our newly formed subsidiary merged into OrthAlliance. OrthAlliance was formed in October 1996 and provides management and consulting services to orthodontists and pediatric dentists located throughout the United States.

We believe that the OrthAlliance merger was a strategically important transaction, which we believe provides opportunities for growth in our fee revenue and increases in our operating margin. Our objective is to build sound, long-term business relationships with OrthAlliance’s affiliated practices. Since entering into the merger agreement with OrthAlliance in May 2001, we have devoted substantial resources to attempting to integrate OrthAlliance affiliated practices into our network of other affiliated practices. Some of OrthAlliance’s affiliated practices began using some of our computer and business systems prior to the merger, under a license that we granted to OrthAlliance. Many of OrthAlliance’s affiliated practices have agreed, in amendments to their service, management service or consulting agreements with OrthAlliance, to use our proprietary computer software and business systems. We hope to implement our business systems for these practices. We also intend to continue to inform other OrthAlliance affiliated practices about the quality and benefits of our systems and services.

Amounts and operating data in this Report include results for OrthAlliance for reporting periods after November 9, 2001. These amounts exclude orthodontic and pediatric dental practices that are subject to service, consulting and management service agreements with OrthAlliance and that are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance (the “Excluded OrthAlliance Affiliated Practices”). For additional information about this litigation, see “Item 3. Legal Proceedings” below.

ORTHODONTIC AND PEDIATRIC DENTAL PRACTICES

Locations

At December 31, 2002, we provided business services to 371 orthodontic and pediatric practices in 46 states, Japan, Mexico, Puerto Rico and Spain. The following table provides information about the location of these practices.

Number of
State / Country	Affiliated Practices

Alabama	8
Alaska	1
Arizona	10
Arkansas	7
California	28
Colorado	15
Connecticut	4
Florida	39
Georgia	18
Hawaii	1
Idaho	1
Illinois	4
Indiana	6
Iowa	2
Kansas	1
Kentucky	2
Louisiana	10
Maine	1
Maryland	13
Massachusetts	7
Michigan	8
Minnesota	5
Mississippi	9
Missouri	2
Nebraska	1
Nevada	2
New Jersey	3
New Mexico	4
New York	9
North Carolina	7
North Dakota	1
Ohio	11
Oklahoma	3
Oregon	4
Pennsylvania	5
Rhode Island	*
South Carolina	10
South Dakota	2
Tennessee	12
Texas	38
Utah	10
Virginia	7
Washington	9
West Virginia	1
Wisconsin	1
Wyoming	1
Japan	21
Mexico	3
Puerto Rico	2
Spain	2

Total	371

*	An affiliated practice based in Massachusetts also has a center located in Rhode Island.

Design

Our affiliated orthodontic and pediatric dental centers are generally located either in anchored shopping centers or professional office buildings. Our affiliated centers generally include either private treatment rooms or semi-private open bay treatment areas, as well as large patient reception areas. This allows our affiliated centers to locate in a broader range of office space than a traditional orthodontic practice, which typically uses one large treatment area. Also, our affiliated practices have the flexibility to customize their spaces to meet their individual needs. Our affiliated centers typically include up to seven treatment chairs and generally range in size from about 2,000 to 2,500 square feet.

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

Our affiliated centers generally schedule patients based upon this staff rotation schedule. Therefore, a particular affiliated center generally will have appointments available only for pre-established days each month. To promote efficiency, the affiliated centers typically group appointments for particular types of procedures on designated days, with each affiliated center typically scheduling specified days on which new patients are treated and other days each month during which current patients are treated. This system permits use of an affiliated center by a greater number of patients each day.

Most of our affiliated orthodontic centers generally dedicate certain days each month to seeing new patients. They schedule longer appointments for new patient days to allow for the initial consultation, preliminary procedures (including teeth impressions and x-rays) and the placing of spacers between the patient’s teeth in anticipation of the application of the braces at the next appointment. If the affiliated orthodontist recommends orthodontic treatment, the patient or the patient’s parent generally then signs a contract for treatment. The grouping of new patient appointments separately from the monthly appointments for existing patients avoids inefficiencies which might be created by the longer appointments required for new patients.

Within two weeks after a patient’s initial visit, a patient typically returns to an affiliated orthodontic center for application of braces and returns every four to eight weeks for adjustments to the braces. The patient typically pays any outstanding balance prior to receiving his or her chart and proceeding to a waiting room. The affiliated orthodontist then typically reviews the status of the treatment and prescribes necessary adjustments to the braces. The patient then typically proceeds to a private treatment room, where an orthodontic assistant makes the prescribed adjustments. The patient then typically returns to the affiliated orthodontist for final examination and adjustments that must be made by an orthodontist. Before leaving, the patient typically schedules his or her next appointment and receives appropriate written information or instructions regarding his or her activities during the interim period.

Payment Plan

Most of our affiliated practices provide their patients with a payment plan that we recommend, which generally consists of no down payment, an initial record fee, equal monthly payments during the term of the treatment and a final retainer fee at the completion of treatment. Many OrthAlliance affiliated practices, however, determine their fees based upon their assessment of local market conditions and require a down payment of approximately 25% of the total treatment fees.

In most of our affiliated practices, at the initial treatment the patient or his or her parent typically signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. The number of required monthly payments is generally fixed at the beginning of the case and corresponds to the anticipated number of months of treatment, which averages about 26 months. If a patient terminates the treatment prior to the completion of the treatment period, the patient is generally required to pay the balance due for all services rendered through the date of termination. Patients may generally transfer to another of our affiliated practices or centers for the completion of their treatment, and continue to pay the remaining balance under their existing patient contract. Our allowance for uncollectible service fees as a percentage of service fees receivable was 4.8% and 6.6% as of December 31, 2002 and 2001, respectively.

Our affiliated orthodontic practices have not generally accepted payment by Medicare for services provided. Approximately 1.0% of the patient revenue of our affiliated practices was paid by Medicaid in 2002, compared to 0.7% in 2001. During 2002, approximately 18.5% of the patients treated by our affiliated practices had some form of insurance coverage, a slight increase from 17.0% during 2001. Approximately 14.1% of the patient revenue of our affiliated practices was paid by a third party payor in 2002, as compared to 13.0% during 2001. The patient is generally responsible for any portion of the fee that is not covered by insurance.

SERVICES AND OPERATIONS

We provide a wide range of services for our affiliated practices, including marketing and advertising, management information systems, financial and statistical reporting, purchasing, billing and collections, staffing, other operational services, office leasing and financial services. Our affiliated practices maintain full control over their orthodontic and pediatric dental practices. They determine which personnel, including orthodontic and dental assistants, to hire or terminate and set their own standards of practice in order to promote quality care.

Marketing and Advertising

We develop and implement marketing and advertising for most of our affiliated practices, using television, radio and print media advertising. We tailor this advertising to the particular local market, and prominently feature the names and locations of the affiliated practice. Many of OrthAlliance’s affiliated practices do not generally advertise their services.

The general public traditionally has had little information about fees prior to consultation with an orthodontist or pediatric dentist. The advertising we have produced stresses our affiliated practices’ affordable payment plans and that the affiliated orthodontists are specialists in the field of orthodontics. The advertisements also emphasize the importance of utilizing a specialist for orthodontic treatment and that our affiliated centers are conveniently located and operate for extended hours and on some weekend days to accommodate working parents. The advertisements also feature the 1-800-4BRACES toll free telephone number, which routes incoming calls to a center located in the caller’s area. Our affiliated practices typically receive increased inquiries from prospective patients following a broadcast of the advertisements. Accordingly, the scheduling of television and radio advertisements is coordinated to achieve optimal use of advertisement expenditures, with the level of advertising coordinated with available center capacity to achieve desired new patient levels at a particular center. We also produce direct mail campaigns for our affiliated practices. We work with our affiliated practices to target certain demographic audiences and create mail-outs specifically designed for the targeted audiences. Results from direct mail campaigns have generally been positive.

To supplement advertising of our affiliated practices, we have implemented an internal marketing program designed to assist our affiliated practices in increasing patient referrals from their existing patients and staff. Our affiliated practices also seek to develop strong relationships with general dentists in their area in order to facilitate mutual referrals of patients.

Management Information Systems

We provide most of our affiliated practices with management and financial information systems designed to improve efficiency. We use information systems which track data related to the affiliated practices’ operations and financial performance. We monitor expenditures on advertising to enable resources to be reallocated promptly when advertising expenditures need to be increased or decreased. Our systems also track new patient cases for most of our affiliated practices on a daily basis so that changes in operational, advertising and marketing efforts can be made promptly to better ensure that new patient cases at the affiliated practices are within projected levels. Most of our affiliated practices send billing and collection information to us daily for processing. Many of OrthAlliance’s affiliated practices are not yet using some or all of our management information systems.

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

Purchasing

By leveraging the number of orthodontic and pediatric dental practices with which we are affiliated, we are able to make bulk purchases of equipment, office furniture, inventory and supplies in order to reduce per unit costs and associated administrative expenses. We negotiate arrangements with suppliers that provide cost savings to affiliated practices. We have also implemented an online inventory ordering system, which allows affiliated practices to order supplies directly from vendors through our private computer network. The ordering system is designed to reduce supply costs, storage requirements and shipping time and improve the accuracy of orders placed and the flow of information between vendors and our affiliated practices. Our online inventory ordering system contains over 40,000 products from over 300 vendors.

Operations

Our operations department services the operational needs of our affiliated practices. Managers within the operations department respond to various questions and requests from affiliated practices located within an assigned geographic region, including those relating to inventory, supplies, equipment and operational efficiencies. The operations department generally provides our affiliated practices and staff with periodic reports regarding their centers’ performance. We maintain an incentive-based compensation program for our employees which rewards employees based upon their performance and the operating results of our affiliated practices, including cost containment efforts and increased collections and case starts.

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

Training

Our affiliated practitioners generally receive initial training regarding our operating systems at our training office in Metairie, Louisiana to enable an affiliated practice to take advantage of the efficiencies created by our systems. We also employ training teams which travel to new centers to train the centers’ clinical and business staff with respect to our operating systems on an ongoing basis. Our training department monitors the operations of new centers during the first six months of their operations. In some cases, follow-up visits by the training team are conducted as necessary following the opening of a center to maintain operating efficiencies.

Office Leasing and Construction

Our real estate department generally provides our affiliated practices a range of office leasing, construction and other commercial real estate services. Our services include strategically locating office space, procuring favorable leases for office space, designing and arranging for build-outs of state-of-the-art facilities, and providing ongoing service and consultation on facilities management, lease renewal and remodeling.

INFORMATION SYSTEMS

We have developed several proprietary software applications to enhance the quality of our business services and our ability to improve the profitability and efficiency of our affiliated practices. These applications were developed and are supported by our information technology department.

Practice Management System

We have developed a full-featured practice management system that allows affiliated practices to efficiently schedule patients to optimize practitioner time and to maximize the contribution of the clinical staff. This system tracks patient billing and collections and monitors patients’ treatment. The system also provides clinical charting and stores digital images. It provides affiliated practices with important feedback regarding case starts, past-due amounts and a variety of other important data. The system helps to quickly identify problems such as slowing case starts, growth in receivables or a growing patient backlog, which permits earlier intervention to address or correct the problems.

Online Purchasing System

We have developed an online purchasing system through which our affiliated practices can conveniently order supplies and equipment. The system provides access to the discounts that we have negotiated on a corporate basis, while keeping ordering at the office level. The system saves hours per week in time that staff would typically devote to inventory management and ordering. Orders generated through this system are shipped directly from the vendor to the center, eliminating the need to maintain corporate inventory. We do not charge an additional markup or profit margin on items sold through the system.

Payroll System

We have also developed a system that centralizes payroll-related functions for employees who work in affiliated centers. This system is an Internet-based application that can be monitored at the practice level. The system allows us to efficiently manage all the payroll-related functions from one centralized location, and allows employees to review and/or change their personal information. Supervisors can easily monitor, add and revise employee data as well, allowing for a virtually paperless wage and benefits system. During 2002, we implemented a fingerprint-based time clock feature through which employees record time and attendance by scanning their fingerprint directly onto the computer screen. This feature helps to ensure accurate time recording and assists our affiliated practices in monitoring and controlling employees’ time.

Financial and Statistical System

We have also developed financial and statistical software that analyzes and reports information gathered through our other information systems. This system provides our affiliated practices with secure access to performance and financial data about their respective practice from anywhere they can access the Internet. As a management tool, we use this system to compare our affiliated practices across the country. The system allows us to efficiently identify potential problems with specific practices and suggest a solution in a timely fashion. The system also allows us to identify and share best practices among affiliated practices.

AGREEMENTS WITH AFFILIATED PRACTICES

We provide business services to an affiliated practice under an agreement with an affiliated orthodontist or pediatric dentist and/or his or her wholly-owned professional corporation or other entity. The form of agreement used for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used.

OCA Service Agreements

OCA’s form of service agreement is generally between one of our subsidiaries and an affiliated practitioner and their wholly-owned professional entity. Under these service agreements, we provide affiliated practices with a comprehensive range of business services. Our service agreements generally provide for a monthly service fee that represents a percentage of the practice’s operating profits plus reimbursement of practice-related expenses.

The terms of OCA’s service agreements range from 20 to 40 years, with most terms ranging from 20 to 25 years. If a service agreement terminates prior to the end of its term due to either our or the affiliated practice’s breach, the non-breaching party generally has the option of purchasing the breaching party’s interest in the practice-related assets, including all equipment and improvements, for a purchase price determined under a formula provided for in the agreement. Under circumstances where, following termination, we purchase the affiliated practice’s interest in the practice assets and convey them to another practice, the original practice is generally prohibited from competing with the new practice within a specified area. In addition, if termination is due to the affiliated practice’s breach, the service agreement generally provides that the affiliated practice must refund us the unamortized portion of any amounts that we paid in consideration of the practice’s affiliation with us, generally based on a straight-line 25 year amortization period. In some cases, an affiliated practice may terminate a service agreement without cause after a specified period of time, subject to substitution of another affiliated practitioner and an obligation not to compete within a specified area.

OCA Consulting Agreements

OCA’s form of consulting agreement is generally between one of our subsidiaries and an affiliated practitioner and their wholly-owned professional entity. The types of services we provide to an affiliated practice under OCA’s general form of consulting agreements are generally similar to the services we provide under OCA’s form of service agreements. The service fees paid to us by the affiliated practice under the consulting agreements are a combination of cost-based types of fees, flat monthly fees and hourly fees. Some consulting agreements have shorter terms than the service agreements. Some do not give us a right to purchase the practice’s interest in the practice assets following termination, and some require more limited non-competition agreements from the affiliated practice after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated practitioner has ultimate control and authority over his or her practice’s business management, including such matters as advertising, the hiring and termination of staff and the purchase of equipment and supplies.

OrthAlliance Agreements

     OrthAlliance Service Agreements. OrthAlliance’s form of service agreement is generally between OrthAlliance or one of its subsidiaries and a professional entity that is owned by an affiliated practitioner. Under OrthAlliance’s service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are generally similar to those provided under OCA’s service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice’s collections are insufficient to fund the practice’s current practice expenses, then OrthAlliance is generally obligated to fund these expenses.

Under these service agreements, OrthAlliance earns service fees that are generally based on one of the following three fee structures. The first fee structure is based on a designated percentage (generally about 17.0%) of the applicable practice’s practice revenue, less any adjustments for uncollectible accounts, professional courtesies and other activities, contractual allowances and discounts that do not generate a fee. These fees are to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis. The fees are subject, in some cases, to a minimum dollar amount of annual service fees during the first five years of the agreement. The second fee structure is based on a designated percentage (generally about 17.0%) of the applicable practice’s practice revenue, less any adjustments for uncollectible accounts, professional courtesies and other activities, contractual allowances and discounts that do not generate a fee. These fees are to be earned by OrthAlliance on an accrual basis of accounting and received on a cash basis. The fees are subject to annual adjustments based upon improvements in the affiliated practice’s operating margin in the most recent calendar year as compared with the immediately preceding calendar year. In some cases, the fees are subject to a minimum dollar amount of annual service fees during the first five years of the agreement. The third fee structure is based on a fixed dollar fee with annual fixed dollar increases for each year of the term of the service agreement.

The terms of OrthAlliance’s service agreements are generally for 20, 25 or 40 years, subject to prior termination by either party in the event the other party materially breaches the agreement, subject to a cure period. Upon the expiration or termination of the service agreement, the affiliated practice may, and in certain circumstances must, repurchase for cash, at net book value, certain assets, including all equipment, and assume certain liabilities of OrthAlliance related to the affiliated practice.

OrthAlliance’s service agreements are generally not assignable by either party without the written consent of the other party. However, OrthAlliance may assign a service agreement without the affiliated practice’s consent to any entity under common control with OrthAlliance. OrthAlliance and the affiliated practice indemnify each other for costs and expenses incurred by the other party that are caused directly or indirectly by, as the case may be, OrthAlliance’s or the affiliated practice’s intentional or negligent acts or omissions. In the case of the affiliated practice’s obligation to indemnify OrthAlliance, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the service agreement.

     OrthAlliance Consulting Agreements. OrthAlliance’s form of consulting agreement is generally between OrthAlliance or one of its subsidiaries and a professional entity that is owned by an affiliated practitioner. Under OrthAlliance’s consulting agreements, OrthAlliance generally must provide certain specified services to its affiliated practices, provide other services at the request of the practices and consult with or advise the affiliated practices with respect to other services. These services are generally similar to those provided under OCA’s service agreements. Under these consulting agreements, OrthAlliance earns a consulting fee based on one of the three fee structures described above with respect to OrthAlliance’s service agreements.

Certain provisions of OrthAlliance’s consulting agreements are substantially similar to those of OrthAlliance service agreements, including those provisions relating to OrthAlliance’s obligation to pay and advance funds for practice expenses, assignment, indemnification, termination of the consulting agreement, repurchase of assets and assumption of liabilities by the affiliated practice upon expiration or termination.

     OrthAlliance Management Service Agreements. On March 1, 2000, OrthAlliance acquired substantially all of the assets of New Image Orthodontic Group, Inc. (“New Image”) and assumed the obligations of New Image under management service agreements with its affiliated practices. OrthAlliance’s general form of management service agreement is generally between OrthAlliance or one of its subsidiaries and a professional corporation or other entity that is owned by an affiliated practitioner. Under OrthAlliance’s management service agreements, OrthAlliance is generally to provide for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services.

OrthAlliance’s management service agreements generally provide for a service fee that varies from month to month depending on the particular practice’s practice revenue and operating expenses. Service fees are calculated based on two grids set forth in the management service agreement that determine the portion of practice revenue, on a cash basis, that is to be retained by the affiliated practice. One grid determines a percentage of practice revenue, on a cash basis, to be retained by the affiliated practice based on the amount of such practice revenue during the prior calendar quarter. Pursuant to this grid, OrthAlliance’s service fees generally decrease as a percentage of practice revenue if the affiliated practice’s practice revenue increases, and the service fees generally increase as a percentage of practice revenue if the affiliated practice’s practice revenue decreases. The other grid determines an offsetting or additional percentage of such practice revenue to be retained by the affiliated practice, based on the practice’s operating expenses during the prior calendar quarter. Pursuant to this grid, OrthAlliance’s service fees generally increase as a percentage of practice revenue if the affiliated practice’s operating expenses increase, and the service fees generally decrease as a percentage of practice revenue if the affiliated practice’s operating expenses decrease. The management service agreements generally provide for maximum service fees of 19.5% of the practice’s practice revenue on a cash basis. A few of OrthAlliance’s management service agreements provide for a fixed percentage service fee.

Certain provisions of OrthAlliance’s management service agreements are substantially similar to those of OrthAlliance’s service agreements, including those provisions relating to repurchase of assets and assumption of liabilities by the affiliated practice upon expiration or termination, assignment, indemnification and termination of the management service agreement, except that the agreement generally does not terminate upon a change of control of OrthAlliance. The management service agreement also generally provides that the affiliated practice will maintain the confidentiality of certain information and not compete against OrthAlliance for a specified period of years within a specified geographic area based on the location of the affiliated practices. The affiliated practice is also required to enforce the terms of its employment agreements with affiliated orthodontists, as to which OrthAlliance is to be a third party beneficiary.

     OrthAlliance Employment Agreements. OrthAlliance’s affiliated practices are generally required to enter into employment agreements with each orthodontist or pediatric dentist who owns or becomes an owner of an affiliated practice or who provides orthodontic or dental services through an affiliated practice for more than 10 days a month. These employment agreements generally provide that the affiliated practitioner will perform professional services for the affiliated practice for a period of at least five years, subject to prior termination for cause. The affiliated practice may generally terminate the employment agreement for cause upon the practitioner’s death, incapacity, willful misconduct, conviction for a felony, or chronic alcoholism or drug addiction. An affiliated practitioner may generally terminate an employment agreement for cause in the event of a material breach by the affiliated practice. The terms of these employment agreements generally renew automatically for additional one-year terms unless a party provides the other party with at least one year’s prior written notice of termination. The employment agreements also generally provide that, following termination or expiration of the employment agreement, the affiliated practitioner will not compete for a period of two years in the market in which the affiliated practice operates an office and will limit the methods of advertising in the area in which an affiliated practice is located.

     OrthAlliance Amendments. In connection with the OrthAlliance merger and subsequent integration of the OrthAlliance affiliated practices, we entered into amendments to our service, consulting and management service agreements with many of OrthAlliance’s affiliated practices. Approximately 70 of OrthAlliance’s affiliated practices had entered into amendments to their service, consulting or management service agreements with OrthAlliance and their employment agreements with affiliated practitioners as of December 31, 2002. These amendments provide that the affiliated practice will use our proprietary computer software and business systems in connection with the business functions of the practice. In addition, the affiliated practices are to maintain the current status of the advertisement or non-advertisement, as the case may be, of the practice to the general public, unless we otherwise agree. The affiliated practices also agreed to continue to employ the affiliated orthodontists or pediatric dentists for a minimum period following the OrthAlliance merger. The affiliated practitioners also agreed to guarantee the performance of his or her professional corporation under the service, consulting and management service agreement during the term of his or her employment. Some of the amendments provide for an enhanced covenant not to compete, require that the affiliated practice will take certain actions to transition the practice to another orthodontist or pediatric dentist upon departure of the affiliated practitioner and extend the term of the OrthAlliance service, consulting or management service agreement. The amendments to the employment agreements include OrthAlliance as a third party beneficiary of the covenant not to compete, and provide for continued employment of the affiliated practitioner for a period of at least three years following the OrthAlliance merger.

In connection with these amendments, we offered certain incentives to these affiliated practitioners, through which they may be granted shares of our common stock or promissory notes. For additional information about those incentive programs, please see Note 9 to our Consolidated Financial Statements included elsewhere in this Report.

GOVERNMENT REGULATION

Orthodontics and pediatric dentistry are highly regulated professions. In general, regulation of healthcare is increasing.

Each state and country in which we operate has laws which impose licensing requirements on dentists and orthodontists and specifically regulate the practice of dentistry and orthodontics. These laws generally do not distinguish between the practice of general dentistry, orthodontics and pediatric dentistry, and the requirements and prohibitions relative to the practice of dentistry under such laws generally apply equally to the practice of orthodontics and pediatric dentistry. The dental practice laws of many states prohibit non-dentists (such as us) from employing dentists or orthodontists, and, in a smaller number of states, from employing dental or orthodontic assistants or hygienists. The dental practice laws of all of the states in which we operate prohibit non-dentists from engaging in the practice of dentistry or orthodontics, which in certain states is defined to include managing or operating a dental or orthodontic office, as well as the employment of dentists. A number of states limit the ability of a non-dentist to own a dental office or the equipment used in such an office, with some such states allowing ownership of a dental office or equipment by a non-dentist or non-orthodontist only if the office and equipment are leased to a dentist or orthodontist by the non-licensed entity under a bona fide lease agreement and remain under the care, custody and control of the dentist throughout the term of the lease. The dental practice laws of many states also prohibit dentists and orthodontists from splitting fees with non-dentists and non-orthodontists. In some states, these laws have been interpreted to prohibit dentists from paying fees to management companies that are based on a percentage of patient revenues or collections. The dental practice laws of some states also prohibit entities that are classified as dental referral services from being reimbursed by dentists on a per referral basis.

Some state dental practice laws or regulations specifically regulate agreements between dentists or orthodontists and practice management companies. In general, these laws and regulations allow dentists and orthodontists to enter into such agreements only if the practice management company does not directly or indirectly interfere with the dentist’s or orthodontist’s exercise of his or her independent professional judgment and if the dentist or orthodontist has control over all clinical aspects of his or her practice. Some states require that the management or service fees paid under such agreements be reasonable and not be based on the management company’s referral of patients to the dentist or orthodontist.

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

In addition to the state dental practice laws, the practice of orthodontics and pediatric dentistry is regulated by various state and federal laws and regulations that are applicable to healthcare providers and healthcare operations in general. A number of states have enacted anti-kickback laws that prohibit payments or other remuneration for the referral of patients to all types of licensed healthcare providers, including orthodontists (which are in addition to the similar prohibitions found in some state dental practice laws). In addition, federal and state laws regulate health maintenance organizations and other managed care organizations, for which orthodontists and pediatric dentists may be providers. State and federal laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the privacy regulations promulgated by the U.S. Department of Health and Human Services under HIPAA, also regulate the handling by healthcare providers, including orthodontists and pediatric dentists, of certain confidential healthcare and related information concerning their patients. The HIPAA privacy regulations also regulate the handling of confidential healthcare and related information by certain business associates (which may include us) of such providers, to the extent that the business associate comes into contact with the information.

Based on our familiarity with the operations of our affiliated practices, we believe that our activities do not violate the dental practice laws or regulations of the states in which we operate, or other state or federal laws or regulations generally applicable to healthcare providers and operations, as such laws and regulations relate to our activities. We regularly monitor developments in these laws and regulations. Future changes in the interpretation of these laws and regulations, the enactment of more stringent laws and regulations or other changes in the business and regulatory environment could require us to change the structure and terms of our existing contractual relationships with our affiliated practices, how the services of our affiliated practices are marketed and advertised, or other aspects of our operations. In addition, the laws and regulations of some states and countries could restrict expansion of our operations in those jurisdictions. While we plan to structure all of our future agreements, operations and marketing in accordance with applicable laws and regulations, our arrangements could be successfully challenged and any required changes could have a material adverse effect on our operations, prospects or profitability.

The operations of our affiliated practices must also meet federal, state and local regulatory standards related to the safety and health of clinic employees and the maintenance of safe premises (in addition to laws and regulations related to the practice of dentistry and to healthcare providers in general). Historically, those standards have not had an adverse effect on the operations of our affiliated practices. Based on our familiarity with the operations of our affiliated practices, we believe that our affiliated practices generally comply in all material respects with applicable federal, state and local laws and regulations relating to safety and health.

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

EMPLOYEES

At December 31, 2002, we employed 3,335 persons in the United States, including 2,501 full-time employees and approximately 140 employees in our corporate offices. In addition, we employed 249 persons, including 217 full-time employees, in locations outside the United States. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. We do not employ our affiliated practitioners.

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

SERVICE AND TRADEMARKS

We registered the service mark “Orthodontic Centers of America,” both typed form and design, with the U.S. Patent and Trademark Office in 1998. We also have applications pending before the U.S. Patent and Trademark Office for additional registrations of the “Orthodontic Centers of America” mark in both design and typed format.

We also own a number of other trademarks and service marks that are registered, or for which applications for registration are pending, with the U.S. Patent and Trademark Office, including: “Thank You For Making Me Smile,” “4braces.com,” “Dial 4-BRACES,” “First Impressions,” “Kids-Smile Pediatric Dental Centers” and “1-800-4BRACES.”

Registrations of trademarks and service marks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that we continue to use these trademarks or service marks and file appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

EXECUTIVE OFFICERS

For information about our executive officers, please see “Item 10. Directors and Executive Officers of the Registrant” below.

ITEM 2. PROPERTIES

We generally lease an average of between 2,000 and 2,500 square feet of office space for each of our affiliated centers. The typical lease for center space is for a term of approximately five years, and generally provides for renewal options for additional years. The average rental payment is approximately $3,277 per month. As demand for orthodontic services has increased in a particular market, we generally have leased and developed new affiliated orthodontic centers in that market rather than expand its existing orthodontic centers, because the size of each affiliated orthodontic center, particularly those located in shopping malls, has been limited.

We maintain a corporate office in approximately 29,000 square feet of office space in Metairie, Louisiana under a lease which expires in October 2005. We also maintain a corporate office in Japan, in approximately 2,800 square feet of office space under a lease expiring in November 2003.

ITEM 3. LEGAL PROCEEDINGS

On October 24, 2002, the U.S. District Court for the Eastern District of Louisiana dismissed a class action lawsuit alleging securities fraud filed against us and certain members of our senior management by Joanne Bay on April 9, 2001. In its ruling, the Court found that the plaintiffs had failed to allege sufficient facts to support their claim that OCA or its officers and directors violated federal securities laws. The Court also ruled that the plaintiffs will not be permitted to amend the lawsuit and dismissed the plaintiffs’ amended complaint with prejudice because another pleading attempt would be an inefficient use of the parties’ and the Court’s resources, would cause unnecessary and undue delay, and would be futile.

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger because of, among other things, disappointment with the market price of OrthAlliance’s common stock, unwillingness to affiliate with a competitor of OrthAlliance or perceived differences in the companies’ cultures and operating strategies. Accordingly, we factored the likelihood of a number of dissident practices into our analysis of the economic merits of the merger, and into the structure of the merger agreement and merger consideration. Approximately 46 of OrthAlliance’s affiliated practices have filed actions against OrthAlliance that are currently pending in courts in a number of states, including two affiliated practices that filed lawsuits in 2002. The names of the practitioners who are parties to these actions, and information about when and where these cases were filed, is contained in Exhibit 99.1 to this Report, which is incorporated herein by reference.

In these lawsuits pending against OrthAlliance, the plaintiffs have generally alleged that OrthAlliance breached their respective service, management service or consulting agreements with OrthAlliance, and that these agreements and the employment agreements between the practitioners and their professional corporations violate state laws prohibiting fee splitting and the corporate practice of dentistry. Certain of the plaintiffs have also alleged that OrthAlliance fraudulently induced the plaintiffs to enter into the service, management service or consulting agreements, that OrthAlliance breached a fiduciary duty allegedly owed to the plaintiffs and that OrthAlliance has been unjustly enriched under these agreements. The plaintiffs seek, among other things, actual or compensatory damages, an accounting of fees paid to OrthAlliance under their service, management service and consulting agreements and a recovery of amounts improperly paid, a declaratory judgement that their service, management service or consulting agreements and their employment agreements (including the covenants not to compete) are illegal or against public policy and therefore void and unenforceable, a declaratory judgment that the service, management service and consulting agreements are not assignable by OrthAlliance, rescission of those agreements, an award of attorneys fees and, in some cases, punitive damages. In one of the lawsuits, the plaintiffs also seek to revoke amendments to their respective employment agreements and service, management service or consulting agreements, which they executed in connection with the OrthAlliance merger, and to form a class of other OrthAlliance affiliated practices that entered into similar amendments in connection with the merger. The plaintiffs in this lawsuit also allege that they were wrongfully induced into signing the amendments based on misrepresentations about our business model, common stock and the benefits of being affiliated with us, and that the amendments were revocable until after the effective date of a registration statement relating to various incentive programs that we offered to OrthAlliance affiliated practices.

OrthAlliance has filed counterclaims against the plaintiffs in these actions, in which OrthAlliance generally alleges that the plaintiffs have breached their service, management service and consulting agreements, that OrthAlliance detrimentally relied on the plaintiffs’ statements and actions in entering into these agreements, that the plaintiffs have been unjustly enriched under these agreements and that the individual plaintiffs have tortiously interfered with OrthAlliance’s contractual relations with the professional corporation plaintiffs. In these counterclaims, OrthAlliance generally seeks damages, specific performance of the agreements and attorneys fees. OrthAlliance intends to defend each of these lawsuits vigorously, and to continue to demand that these practices honor their commitments under their agreements with OrthAlliance.

We believe that the plaintiffs’ claims in these lawsuits with OrthAlliance lack merit, and that OrthAlliance has meritorious claims against each of these plaintiffs. OrthAlliance intends to defend these lawsuits vigorously. Based on our experience in favorably resolving some of the lawsuits filed by OrthAlliance affiliated practices and discussions with some of the other OrthAlliance affiliated practices who are parties to pending litigation or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, management service and consulting agreements with OrthAlliance, depending upon the parties’ ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions. Due to the uncertainty of this litigation, we have currently assigned no value to service, management service and consulting agreements with certain OrthAlliance affiliated practices that were engaged in litigation with OrthAlliance and had ceased paying service fees to OrthAlliance as of December 31, 2002, for purposes of allocating the purchase price that we paid in the OrthAlliance merger.

On March 26, 2003, the U.S. District Court for the Southern District of Florida granted a portion of OrthAlliance’s motion for summary judgment in a case captioned Yaffey v. OrthAlliance, Inc. The court ruled that, as a matter of law, the service agreement between the plaintiffs and OrthAlliance is legal and enforceable, and rejected the plaintiffs’ request to invalidate the service agreement because of alleged violations of Florida law governing the practice of dentistry. The court adopted the recommendation of a federal magistrate judge, who had noted that the service agreement required that OrthAlliance not engage in activities that would violate Florida law and that OrthAlliance had not violated the letter or the spirit of Florida law. The court also ruled that, as a matter of law, the plaintiffs’ employment agreement was legal and enforceable, and rejected the plaintiffs’ claim that the covenant not to compete in the employment agreement was unenforceable. The court also dismissed the plaintiffs’ request to terminate the service agreement due to alleged breaches by OrthAlliance, except that the court did not rule for either party with respect to a provision in the agreement that allegedly obligates OrthAlliance to find or help find a successor orthodontist. The court also did not grant summary judgment to either party regarding money damaged for alleged breaches of the service agreement. The federal magistrate judge had noted that genuine issues of fact existed as to those claims. A trial in this action is currently scheduled to begin on June 30, 2003.

On March 26, 2003, the U.S. District Court for the Northern District of Texas, in ruling on the plaintiffs’ motion for summary judgment in a case captioned Penny v. OrthAlliance, Inc., held that, when construed together, the purchase agreements and service agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices violated Texas statutes prohibiting the unauthorized practice of dentistry and were therefore invalid. In the court’s view, the interrelationship among these agreements allowed OrthAlliance to own, maintain or operate an office or place of business in which it employs or engages the plaintiffs to practice dentistry, in violation of Texas law. In reaching its conclusion, the court noted that OrthAlliance leases or owns and maintains the office space and tangible assets used in the plaintiffs’ practices and provides comprehensive practice management services, and that the service agreements require that the practices enter into employment agreements with the individual plaintiffs. This ruling is limited to these plaintiffs and Texas law, and does not apply to the enforceability of service agreements or employment agreements with any other practices. OrthAlliance intends to challenge this ruling and believes that it has meritorious grounds to overturn this ruling on appeal. We believe that the court erroneously disregarded a Texas statute and regulation that expressly contemplate agreements such as OrthAlliance’s service agreements. The court also disregarded language in the service agreements that limits OrthAlliance’s services to those that do not violate state laws governing the practice of dentistry, including sections of the agreement that provide for waiver, severance or amendment of any provisions that may violate those laws. We also believe that the court misconstrued OrthAlliance’s arrangements with the plaintiffs.

On March 24, 2003, the U.S. District Court for the Northern District of Georgia granted OrthAlliance’s motion to dismiss in a case captioned Clower v. OrthAlliance, Inc., and dismissed the plaintiff’s claim that OrthAlliance had fraudulently induced the plaintiff to affiliate with OrthAlliance. The court found that the plaintiff had failed to allege facts sufficient to support the plaintiff’s fraud claim, and noted that the service agreement between the plaintiff and OrthAlliance is structured to comply with state law governing the practice of dentistry. The court has not yet ruled on the other claims in this case.

On March 24, 2003, the U.S. District Court for the Northern District of Indiana, in ruling on motions for summary judgment in a case captioned Cohen v. OrthAlliance New Image, Inc., the court concluded that its rulings in favor of OrthAlliance New Image resolved all of the plaintiffs’ claims and that a final judgment in favor of OrthAlliance New Image was appropriate. The court rejected the plaintiffs’ request to invalidate their management services agreement with OrthAlliance New Image (a subsidiary of OrthAlliance) because it allegedly violates state law governing the practice of dentistry. In dismissing the plaintiff’s claim, the court noted that unambiguous language in the management services agreement supported the validity of the agreement, including sections of the agreement that provided for waiver, severance or amendment of any provisions that may violate state laws governing the practice of dentistry. The court also dismissed the plaintiffs’ claim that the covenant not to compete in the plaintiffs’ employment agreement was unenforceable. The court gave the plaintiffs 30 days in which to argue that they had any triable issues remaining.

On December 2, 2002, the Superior Court for Los Angeles County, California, in a case captioned Snow v. OrthAlliance, Inc., denied the plaintiffs’ motion for summary judgment regarding the validity of amendments to the plaintiffs’ service, consulting or management service agreements with OrthAlliance and employment agreements with the plaintiffs’ practices that were entered into in connection with our acquisition of OrthAlliance. The court ruled that the amendments were valid and enforceable contracts. The court granted the plaintiffs’ motion for summary judgment regarding OrthAlliance’s ability to enforce a covenant not to compete in the plaintiffs’ employment agreements with their practices. The court ruled that OrthAlliance could not enforce a portion of the covenant not to compete that restricts the plaintiffs’ ability to practice orthodontics within a specified area following termination of their employment with their existing practices. The court based its ruling on its interpretation of a California statute that strictly prohibits covenants not to compete, with limited exceptions, and the court’s view that OrthAlliance does not engage in a business similar to the plaintiffs’ orthodontic practices as required to qualify for an exception in the statute. The court declined to rule on the enforceability of other portions of the covenants not to compete that restrict solicitation of patients, referrals and advertising, and did not address covenants not to compete in the plaintiffs’ service, consulting and management service agreements with OrthAlliance. This ruling is limited to the plaintiffs in this case and California law, and does not apply to the enforceability of covenants not to compete with any other practices.

On April 22, 2002, the U.S. District Court for the Northern District of Indiana granted OrthAlliance’s motion for summary judgment in a case captioned Orthodontic Affiliates, P.C. v. OrthAlliance, Inc., and ruled that a service agreement between OrthAlliance and one of its affiliated practices was valid and enforceable, in that the service agreement did not violate Indiana laws prohibiting the unauthorized practice of dentistry. In its ruling, the court found that the service agreement did not call for OrthAlliance to engage in the unauthorized practice of dentistry, and that OrthAlliance instead had a contractual obligation to provide its services to the practice without violating Indiana laws regulating the practice of dentistry. The court also held that OrthAlliance was a third party beneficiary of the covenants not to compete in the employment agreements between the affiliated practice and its orthodontist-owners, and that the covenants not to compete could not be amended without OrthAlliance’s consent if OrthAlliance approved, sued upon or justifiably relied on the provisions. This case has been consolidated with another case.

We and our subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol “OCA.” The following table sets forth, for the periods indicated, the range of high and low sale prices per share for our common stock, as reported on the New York Stock Exchange.

	High	Low

2002:
First quarter	$31.33	$23.60
Second quarter	29.65	22.00
Third quarter	22.95	10.05
Fourth quarter	13.05	7.80
2001:
First quarter	$31.31	$18.50
Second quarter	32.98	16.80
Third quarter	32.25	21.65
Fourth quarter	32.00	22.50

At March 24, 2003, the number of holders of record of our common stock was approximately 337.

We have never declared or paid cash dividends on our common stock. We expect that any future earnings will be retained for the growth and development of our business. Accordingly, we do not anticipate that we will declare or pay any cash dividends on our common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors. In addition, our credit facility does not permit us to pay cash dividends.

In 2002, pursuant to exemptions from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933, we offered certain OrthAlliance affiliated practitioners the opportunity to participate in incentive programs under which participants may be issued shares of our common stock or a promissory note depending in part upon the future financial performance of the affiliated practitioners’ respective practices. Offers to participate in the incentive programs were made on a private basis to a limited number of individuals who had a pre-existing relationship with our subsidiary, OrthAlliance. To participate in the incentive programs, participants must, among several other prerequisites to participation, enter into amendments to their service, consulting or management service agreements with OrthAlliance and to their employment agreements with their professional entities, or enter into our general form of service agreement. On November 25, 2002, we issued 3,679 shares of our common stock to participants under these incentive programs. No underwriters were involved with these incentive programs.

In 1996, we established a stock purchase program that allowed participating affiliated orthodontists to acquire shares of our common stock from us. Under this program, a participating orthodontist contractually committed to purchase a certain amount of our common stock over a period of years. Shares under the program are purchased over a period of 12 years, with payments and issuance beginning two years after the participating orthodontist committed to purchase the shares. There are restrictions on transfer of shares purchased under this program, which lapse over a period of 12 years following the commitment to purchase. During 2002, 66,767 shares of our common stock were issued under the program, and participating orthodontists had committed to purchase a total of 1,828,742 shares of our common stock under the program at December 31, 2002. These transactions were conducted without registration under the Securities Act of 1933 on a non-public basis with a limited number of individuals who had an existing relationship with us, in reliance on an exemption from such registration in Section 4(2) of the Securities Act of 1933. We are no longer accepting any additional participants in this program.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

In the table below, we provide you with our selected financial and operating data. We have prepared the statement of income and balance sheet data using our consolidated financial statements for the five years ended December 31, 2002. When you read this selected financial and operating data, it is important that you read along with it the historical financial statements and related notes included elsewhere in this Report, as well as the section of this Report captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002 (1)	2001 (1)	2000		1999	1998

	(in thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Fee revenue	$439,606	$350,954	$268,836		$226,290	$171,298
Direct expenses:
Employee costs	127,979	101,105	78,051		61,224	46,878
Orthodontic supplies	41,405	29,366	21,274		17,136	13,287
Rent	38,495	30,868	23,973		18,624	14,128
Marketing and advertising	34,006	26,453	22,001		16,874	15,491

Total direct expenses	241,885	187,792	145,299		113,858	89,784
General and administrative	59,737	39,372	28,360		23,270	18,104
Depreciation and amortization	22,924	19,825	15,175		12,238	9,124
Asset impairments	2,801	—	—		—	—
Non-recurring recruiting expense	12,772	—	—		—	—

Operating profit	99,487	103,965	80,002		76,924	54,286
Interest expense	(6,722)	(6,182)	(4,571)		(2,599)	(337)
Interest income	520	480	840		395	617
Non-controlling interest in subsidiary (2)	202	(56)	—		—	—

Income before income taxes	93,487	98,207	76,271		74,720	54,566
Income taxes	35,291	37,073	28,549		28,206	20,753

Income before cumulative effect of changes in accounting principles	58,196	61,134	47,722		46,514	33,813
Cumulative effect of changes in accounting principles, net of income tax benefit (3)(4)	—	—	(50,576)		(678)	—

Net income (loss)	$58,196	$61,134	$(2,854)		$45,836	$33,813

Net income per share before cumulative effect of changes in accounting principles (5)	$1.13	$1.21	$0.96		$0.96	$0.70
Cumulative effect of changes in accounting principles, net of income tax benefit, per share (3)(4)	—	—	(1.02)		(0.02)	—

Net income (loss) per share (5)	$1.13	$1.21	$(0.06)		$0.94	$0.70

Weighted average shares outstanding (5)	51,463	50,438	49,845		48,643	48,502
Pro forma net income for change in accounting principle adopted effective January 1, 2000 (4)(6)	N/A	N/A	N/A		$32,326	$22,276
Pro forma net income per share for change in accounting principle adopted effective January 1, 2000 (4)(6)	N/A	N/A	N/A		$0.66	$0.46
OPERATING DATA:
Number of affiliated practices (7)(8)	371	372	245		230	205
Comparable center fee revenue growth (9)	16.8%	22.1%	22.6	%(10)	20.1%	19.2%
Total case starts (8)	242,332	200,281	160,639		126,307	95,377

	As of December 31,

	2002 (1)	2001(1)	2000	1999	1998

	(in thousands)
BALANCE SHEET DATA:
Working capital	$89,520	$29,543	$39,573	$102,276	$59,634
Total assets (11)	607,245	576,310	367,947	362,816	292,472
Total debt, net of current portion (12)	102,511	130,564	58,575	52,773	22,659
Total equity	442,860	389,452	287,196	278,527	231,159

(1)	Amounts for 2002 and 2001 include operating results of OrthAlliance subsequent to November 9, 2001, the date that our newly-formed subsidiary merged with and into OrthAlliance, but do not include any operating results for the Excluded OrthAlliance Affiliated Practices, which are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance. See “Item 1. Business — OrthAlliance Acquisition” and “Item 3. Legal Proceedings” for additional information about this merger and the Excluded OrthAlliance Affiliated Practices.

(2)	In the first quarter of 2001, we finalized an arrangement with our affiliated practitioners in Japan, whereby the affiliated practitioners acquired a 16% ownership interest in our Japanese subsidiary. In 2002, we reacquired a 9% ownership interest from these practitioners. At December 31, 2002, our affiliated practitioners in Japan held a 7% ownership interest in our Japanese subsidiary.

(3)	The cumulative effect of a change in accounting principle for 1999 was due to our adoption of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” effective January 1, 1999.

(4)	See Note 2 to our Consolidated Financial Statements included elsewhere in this Report for information regarding the cumulative effect of a change in accounting principle effective January 1, 2000 related to revenue recognition and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(5)	These amounts represent the full dilutive effect of the exercise of common equivalent shares (stock options) outstanding during the year. See Note 9 to our Consolidated Financial Statements included elsewhere in this Report.

(6)	Pro forma amounts were calculated assuming our change in revenue recognition effective January 1, 2000 pursuant to SAB 101 had been in effect for all periods presented. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Recognition.”

(7)	These amounts are presented as of the end of the period.

(8)	Amounts for 2002 and 2001 do not include the Excluded OrthAlliance Affiliated Practices.

(9)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us throughout each of the two periods being compared. There were 539 of these comparable affiliated centers in 2002, 532 in 2001, 469 in 2000, 332 in 1999, and 227 in 1998. The amount of that growth has been significantly affected by the number of de novo affiliated centers included in the computation, because de novo affiliated centers have experienced significant growth during their first 26 months of operations. The average term of an orthodontic patient contract is about 26 months. Our affiliated centers have typically reached maturity as patients are added during the first 26 months of operations.

(10)	This amount represents the growth in fee revenue in 2000 for affiliated centers open throughout 2000 and 1999, compared to pro forma fee revenue for these centers in 1999, calculated as if our change in accounting principle pursuant to SAB 101 effective January 1, 2000 had been in effect throughout 2000 and 1999. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Recognition.”

(11)	Amounts reported as of December 31, 1999 and 1998 as patient prepayments (previously reported as a liability) have been reclassified as a reduction of service fees receivable.

(12)	Includes notes payable to affiliated practices, excluding current portion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes elsewhere in this Report. This discussion and other sections of this Report contain forward-looking statements about our financial condition, results of operations, business and prospects. These statements appear in several sections of this Report and generally include any of the words “believe,” “expect,” “foresee,” “anticipate,” “intend,” “estimate,” “hope,” “may,” “would,” “could,” “should,” “will,” “plan” or similar expressions.

These forward-looking statements include, without limitation, statements regarding our future growth, projected or anticipated benefits from the OrthAlliance merger, development of de novo centers and utilization of existing affiliated centers, demand for services of pediatric dentists, development and affiliation of new orthodontic and pediatric dental centers, affiliation with additional orthodontic and pediatric dental practices, amendments to service agreements, relocation of existing centers, international expansion, use of technology and improved efficiency and costs, implementation of business systems for OrthAlliance affiliated practices, critical accounting policies and estimates, legal proceedings, fee revenue, service fees receivable, deferred tax assets, advancement of funds to affiliated practitioners, recoverability of advances, property, equipment and improvement and intangible assets, liquidity and capital resources, impact of recent accounting pronouncements, funding of our expansion, funding cash needs, operations and capital expenditures, allowance for uncollectible amounts, operating results, competition, growth strategy, impairment of goodwill, payment or nonpayment of dividends, retaining earnings for growth and development, repurchase of shares of our common stock, payments to OrthAlliance affiliated practices under incentive programs, debt repayments, market for orthodontic and pediatric dental services, capacity of our affiliated centers, retaining and attracting key employees, insurance coverage and availability and compliance with laws.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, many of which are unpredictable and not within our control. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements because of a variety of risks and uncertainties, including general economic and business conditions, our expectations and estimates concerning future financial performance, financing plans and the impact of competition, anticipated trends in our business, existing and future regulations affecting our business, and other risk factors described in “—Risk Factors” below, in our other filings with the Securities and Exchange Commission and in our public announcements.

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

GENERAL

Our business was established in 1985. At December 31, 2002, we provided business services to 371 orthodontic and pediatric dental practices. The following table provides information about these affiliated practices. These amounts do not include the Excluded OrthAlliance Affiliated Practices, which are orthodontic and pediatric dental practices that are engaged in litigation with OrthAlliance and have ceased paying service fees to OrthAlliance.

Number of Affiliated Practices

	Year Ended December 31,

	1998	1999	2000	2001	2002

Affiliated practices at beginning of period	164	205	230	245	372
Affiliated practices added	52	41	33	143	24
Affiliated practices deaffiliated or transitioned	(11)	(16)	(18)	(16)	(25)

Affiliated practices at end of period	205	230	245	372	371

Of the 143 affiliated practices added during 2001, 123 were in connection with our acquisition of OrthAlliance in November, 2001. We expect that future growth in the number of our affiliated practices will come from both developing practices with newly-recruited and current orthodontists and pediatric dentists, as well as acquiring the assets of and affiliating with established orthodontic and pediatric dental practices.

Generally, when we develop a new center, all patients treated at the center are new patients and, in the first several months after commencing operations, the center is open only for a limited number of days each month as new patients are added. Our affiliated centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After approximately 26 months of operations, a center’s growth in patient base has typically begun to stabilize as the initial patients complete treatment. At that point, a center can increase the number of patients treated by improving the efficiency of its clinical staff, increasing patient treatment intervals and adding operating days or practitioners. Our affiliated practices may also increase revenue by implementing periodic price increases. Established practices with which we have affiliated have typically increased their revenue by applying our operating strategies and systems, including increased advertising and efficient patient scheduling.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We provide business services to orthodontic and pediatric dental practices. Our consolidated financial statements include fee revenue earned under our service, consulting and management service agreements and recognized under our revenue recognition policy, along with the expenses of providing those services. We do not consolidate the patient revenue and other operations and accounts of our affiliated practices. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical accounting policies are important in portraying our financial condition and results of operations, and require management’s difficult, subjective or complex judgments due to the sensitivity of the methods, assumptions and estimates used in preparing our consolidated financial statements.

•	In acquiring the non-professional assets of an orthodontic or pediatric dental practice, and entering into a service or consulting agreement with the practice, we allocate part of the related costs to an intangible asset. The intangible asset is amortized over the term of the service or consulting agreement, up to 25 years. We evaluate the carrying amount of these intangible assets quarterly based on management’s estimates of future service fees over the remaining term of the agreement. These estimates require management to make certain assumptions regarding future cash flows based on current information regarding the operational aspects of the practice. Future events may change management’s estimates. Any impairment charge recorded will be based on the discounted cash flows method.

•	We provide an allowance for uncollectible amounts based on our estimate of service fees receivable that may not be paid by our affiliated practices. The allowance for uncollectible amounts of service fees receivable is currently calculated based upon an aging of affiliated practices’ patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts for which patients have not yet been billed. These amounts are derived from our experience in collecting patient fees receivables on behalf of affiliated practices. We also provide an allowance for uncollectible amounts of advances to affiliated practitioners based on management’s assessment of our affiliated practices’ inability to repay their obligations. If the financial circumstances of our affiliated practices deteriorate, additional allowances may be required.

•	The Company used internal and external data in estimating the fair value of OrthAlliance’s assets and liabilities in connection with our acquisition of OrthAlliance on November 9, 2001. Our future operating results may be significantly affected depending on the accuracy of management’s estimates should the actual values of the assets and liabilities acquired materially differ from the fair value assigned by management.

•	At December 31, 2002, our financial statements reflected approximately $87.6 million of goodwill related to the OrthAlliance merger. Goodwill is carried at cost and is not amortized, but is tested for impairment by applying a fair value concept in accordance with Statement of Financial Accounting Standards No. 142. The evaluation of the impairment loss requires management to make estimates and assumptions. Management determined that this goodwill was not impaired at December 31, 2002. Adverse changes to our operations and other factors could result in impairment losses in the future.

•	Under our revenue recognition policy, we must make certain estimates, including amounts to be retained by our affiliated practices. We recognize fee revenue based upon a straight-line allocation of our affiliated practices’ patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by the affiliated practices during the term of treatment, plus reimbursement of certain practice-related expenses. We discuss our revenue recognition policy in greater detail in the following subsection.

For further discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements included elsewhere in this Report.

REVENUE RECOGNITION

Fee revenue consists of amounts earned under our service, consulting and management service agreements and recognized under our revenue recognition policy. Effective January 1, 2000, we changed our fee revenue recognition policy pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain of the Securities and Exchange Commission staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements.

We recognize fee revenue as follows:

•	We allocate the total amount of patient fees under each patient contract of an affiliated practice on a straight-line basis over the term of the patient contract (which generally averages about 26 months).

•	We then reduce that allocated amount by the portion that is retained or to be retained by affiliated practices (“Amounts Retained By Affiliated Practices”), which consists of:

(1)	Amounts collected in the relevant period and retained by affiliated practices under the terms of their service, consulting or management service agreements, and

(2)	Amounts not collected in the relevant period that we estimate will be retained by affiliated practices in future periods.

•	We then offset a portion of Amounts Retained By Affiliated Practices by adding amounts related to certain unreimbursed practice-related expenses incurred on behalf of affiliated practices and recorded as expenses in our consolidated statements of income. We recognize these expense amounts as fee revenue to the extent affiliated practices generate sufficient patient fees receivable to secure reimbursement of the expenses, up to Amounts Retained By Affiliated Practices. These adjustments have the effect of impacting the timing of recognition of fee revenue.

Some of our affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. Because we recognize fee revenue based on a straight-line allocation of patient contract balances, this results in us receiving cash in advance of recognizing fee revenue. We record these amounts as service fee prepayments and defer recognition of these amounts as fee revenue until they are recognized under our revenue recognition policy.

Until amounts related to unreimbursed practice-related expenses are recognized as fee revenue under our revenue recognition policy, our rights to receive reimbursement for these expenses are not recorded on our balance sheet as service fees receivable, even though affiliated practices have a contractual obligation to reimburse us. At December 31, 2002, unreimbursed practice-related expenses recorded as expenses in our consolidated statements of income, but not recognized as fee revenue or recorded as service fees receivable, totaled approximately $19.2 million.

Under most of OCA’s service agreements, service fees are calculated based upon a specified percentage of patient contract balances allocated over the term of the patient contracts, less amounts retained by affiliated practices. Because we recognize fee revenue based on a straight-line allocation of patient contract balances, this may result in us recognizing a portion of our fee revenue after corresponding service fees have become contractually due under our service agreements.

The cumulative effect of our change in accounting principle effective January 1, 2000 pursuant to SAB 101 was $50.6 million, net of income tax, which is reflected in our results of operations for 2000. The cumulative effect of the change was also reflected in a reduction in service fees receivable, net of allowance for uncollectible amounts, to $35.4 million as of December 31, 2000 from $87.6 million as of December 31, 1999. The pro forma net income amounts for 1998 and 1999 presented in “Item 6. Selected Financial and Operating Data” were calculated assuming that the change in accounting principle pursuant to SAB 101 was effective throughout all periods presented.

SERVICE FEES RECEIVABLE

Service fees receivable represents fee revenue owed to us by our affiliated practices.

During 2002, service fees receivable, net of an allowance for uncollectible amounts, increased $47.9 million or 81.7% to $106.5 million at December 31, 2002 from $58.6 million at December 31, 2001. This increase resulted from varying increases in three categories of fee revenue:

•	Fee revenue related to patient fees receivable that have been billed to patients or third party payors (“billed patient fees receivable”),

•	Fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors (“unbilled patient fees receivable”), and

•	Fee revenue related to certain unreimbursed practice-related expenses that we have incurred on behalf of affiliated practices and recorded as expenses.

As discussed in the section captioned “-Revenue Recognition,” we recognize fee revenue based in part on a straight-line allocation of affiliated practices’ patient contract balances over the terms of the patient contracts. This straight-line allocation includes billed patient fees receivable and unbilled patient fees receivable. A portion of our fee revenue also relates to certain unreimbursed practice-related expenses incurred on behalf of affiliated practices and recorded as expenses in our consolidated statements of income. We generally collect our service fees receivable when patient fees are billed and collected by or on behalf of our affiliated practices.

Service fees receivable are comprised of a current and long-term component. The current portion of service fees receivable consists of fee revenue related to billed patient fees receivable and unbilled patient fees receivable. The long-term component is the unreimbursed expense portion of service fee receivables, for which we are to be reimbursed over a five-year period. During 2002, the current portion of service fees receivable increased $28.8 million or 83.2% to $63.4 million, net of an allowance for uncollectible amounts of $5.1 million, at December 31, 2002 from $34.6 million, net of an allowance for uncollectible amounts of $3.9 million, at December 31, 2001. During 2002, the unreimbursed expense portion of service fees receivable increased $19.1 million or 79.6% to $43.1 million at December 31, 2002, from $24.0 million at December 31, 2001.

The components of service fees receivable are reflected in the following table and discussed in greater detail below:

	December 31,

	2002	2001	Increase

	(in millions)
Current portion of service fees receivable:
Fee revenue related to billed patient fees receivable	$38.2	$26.0	$12.2
Fee revenue related to unbilled patient fees receivable	30.3	12.5	17.8

Subtotal	68.5	38.5	30.0
Less allowance for uncollectible amounts	(5.1)	(3.9)	(1.2)

Current portion of service fees receivable, net	63.4	34.6	28.8
Unreimbursed expense portion of service fees receivable:
Fee revenue related to certain unreimbursed expenses	43.1	24.0	19.1

Total service fees receivable, net	$106.5	$58.6	$47.9

Current Portion of Service Fees Receivable

     Fee revenue related to billed patient fees receivable. At December 31, 2002, approximately $38.2 million of our service fees receivable resulted from fee revenue related to billed patient fees receivable, representing an increase of $12.2 million or 46.9% from $26.0 million at December 31, 2001. This increase was primarily due to an increase in the aggregate dollar amount of our affiliated practices’ patient contracts during 2002, which resulted from an increase of 12.4% in the overall number of patient contracts and an increase of 1.3% in the average amount of treatment fees charged per patient by our affiliated practices during 2002. The increase was also due to an increase in the average number of days between billing and collection of patient fees during 2002.

     Fee revenue related to unbilled patient fees receivable. During 2002, of the three components of service fees receivable, the largest percentage increase was in service fees receivable from fee revenue related to unbilled patient fees receivable. At December 31, 2002, approximately $30.3 million of our service fees receivable resulted from fee revenue related to unbilled patient fees receivable, representing an increase of $17.8 million or 142.4% from $12.5 million at December 31, 2001. As discussed in the following paragraphs, this increase was primarily due to the timing differences in when certain patient fees are billed and when related fee revenue is recognized under our revenue recognition policy.

As discussed above in the section captioned “-Revenue Recognition,” we recognize fee revenue based in part on a straight-line allocation of the patient contract balances of our affiliated practices over the terms of the patient contracts (which average about 26 months). However, our affiliated practices generally do not bill their patients on a straight-line basis. Rather, most of our affiliated practices use our recommended payment plan for their patients, which results in a disproportionate amount of patient fees being billed and collected at the end of the treatment term. This generally results in an increasing amount of service fees receivable over a patient’s term of treatment.

Our recommended payment plan provides for no down payment, an initial record fee, equal monthly installments and a final retainer fee. The initial record fee is generally billed in the first month of treatment (along with one of the monthly installments) and is generally equal to the amount of one monthly installment. The final retainer fee is generally billed and collected in the final month of treatment and is generally equal to four times the monthly installment amount.

The following chart illustrates how service fees receivable resulting from fee revenue related to unbilled patient fees receivable tend to increase over the term of a patient contract for practices that use our recommended payment plan.

Under our revenue recognition policy, service fees relating to a patient contract, including the initial record fee and the final retainer fee, are recognized as fee revenue evenly over the course of the patient’s treatment, even though the initial record fee and the final retainer fee are generally billed and collected at the beginning and end of treatment, respectively. Payment of the initial record fee generally results in a service fee prepayment, because it is collected before we recognize all of the related fee revenue. In contrast, the final retainer fee generally results in service fees receivable, because we recognize related fee revenue before it is billed or collected. These service fees receivable gradually accumulate over the course of treatment until the final retainer fee is billed and collected in the final month. The effect of this accumulation was amplified during 2002 as the average age of our affiliated practices’ patient contracts increased by approximately 1.5 months to 13.8 months at December 31, 2002 from 12.3 months at December 31, 2001. In addition, there was a 12.4% increase in the number of patients being treated by our affiliated practices in 2002 and a 1.3% increase in the average total treatment fee, which also contributed to the increase in unbilled patient fees receivable.

Unreimbursed Expense Portion of Service Fees Receivable

     Fee revenue related to unreimbursed practice-related expenses. During 2002, of the three components of service fees receivable, the largest dollar amount and the largest dollar increase was in the unreimbursed expense portion of service fees receivable. This represents the long-term component of service fees receivable. At December 31, 2002, approximately $43.1 million of our service fees receivable resulted from fee revenue related to certain unreimbursed practice-related expenses, representing an increase of $19.1 million or 79.6% from $24.0 million at December 31, 2001. This increase was primarily due to the timing difference in when the expense amounts were recognized as fee revenue under our revenue recognition policy and when affiliated practices are contractually obligated to reimburse us for these expenses (generally over a five-year period).

A portion of our fee revenue represents reimbursement of certain practice-related expenses incurred on behalf of affiliated practices and recorded as expenses in our consolidated statements of income. We generally recognize fee revenue relating to these expenses to the extent that affiliated practices generate sufficient patient fees receivable to secure reimbursement of the expenses. See the section above captioned
“—Revenue Recognition.”

Under the terms of most of OCA’s service agreements, our affiliated practices generally reimburse us for certain practice-related expenses over a five-year period. These expenses include operating losses and other expenses for newly-developed or de novo centers (including those developed by existing practices), and depreciation expense related to property, equipment and improvements. This generally results in an increasing amount of service fees receivable as the reimbursable practice-related expenses are recognized as fee revenue, until the expenses are actually reimbursed over the five-year period.

Unreimbursed practice-related expenses include:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. Under the terms of most of OCA’s service agreements, we generally fund these operating losses and defer reimbursement of the affiliated practice’s portion of the operating losses until the de novo center begins to generate operating profits. We record the related operating expenses in our consolidated statements of income when incurred. We generally charge the affiliated practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the affiliated practice usually begins to reimburse us for the operating losses over a five-year period. Mature practices may also occasionally generate operating losses, which are generally repaid in subsequent periods from amounts that otherwise would have been retained by the affiliated practice.

     Depreciation Expense Relating To Property, Equipment and Improvements. We generally purchase and provide the property, equipment and improvements used in our affiliated practices. We depreciate property, equipment and improvements over their estimated useful lives and record the depreciation expense in our consolidated statements of income. Under the terms of most of OCA’s service agreements, affiliated practices generally reimburse us for their portion of the costs of these property, equipment and improvements over a five-year period. We charge the affiliated practice interest on these amounts at market rates.

EXPENSES

Our expenses include the operating expenses of our affiliated centers, which we recognize as incurred. Employee costs consist of wages, salaries and benefits paid to all of our employees, including orthodontic assistants, business staff and management personnel. Marketing and advertising expenses consist of costs associated with advertising for affiliated practices. General and administrative expenses consist of, among other things, provisions for uncollectible service fees receivable and advances to affiliated practices, professional fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, printing expense and shipping expense.

BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, OrthAlliance became our wholly-owned subsidiary in a stock-for-stock merger whereby our newly formed subsidiary merged into OrthAlliance. OrthAlliance was formed in October 1996 and provides management and consulting services to orthodontists and pediatric dentists located throughout the United States. The OrthAlliance merger was accounted for using the purchase method of accounting and the results of operations of OrthAlliance have been included in our consolidated financial statements since November 9, 2001.

OVERVIEW OF SERVICE AND CONSULTING AGREEMENTS

We provide a wide range of services to our affiliated practices, including marketing and advertising, management information systems, staffing, supplies and inventory, scheduling, billing, financial reporting, accounting and other administrative services. These services are provided under long-term agreements with affiliated orthodontists and pediatric dentists and/or their professional entity. The terms of these agreements typically range from 20 to 40 years, with most being 25 years.

The form of agreement used for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. We use a form of service agreement in most states. We use a form of consulting agreement in a small number of states with relatively restrictive laws relating to the practice of dentistry. OrthAlliance and its affiliated practices are parties to service, consulting or management service agreements that differ in some respects from the service and consulting agreements that OCA has historically used.

OCA Service and Consulting Agreements

Under OCA’s general form of service agreement, we provide affiliated practices with a wide range of business services in exchange for monthly service fees. The service fees we earn under these service agreements generally represent reimbursement for direct and indirect expenses that we incur in providing services to an affiliated practice (including employee costs, marketing and advertising costs, office rent, utilities expense, supply costs and general and administrative expenses), a portion of the operating profits of the affiliated practice on a cash basis and, in some cases, hourly-based service fees. We are also to be reimbursed for the affiliated practice’s share of operating losses for newly-developed or de novo centers and depreciation expense related to property, equipment and improvements used in the operation of the practice. Excluding reimbursement of direct and indirect expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice’s cash operating profits. In some cases, this is after reduction for any hourly-based service fees or hourly-based amounts retained by an affiliated practice.

Under OCA’s general form of consulting agreement, the types of services we provide to affiliated practices are generally similar to the services we provide under our general form of service agreement. Fees paid to us under the consulting agreements generally are a combination of, depending on the service being performed, cost-based types of fees, flat monthly fees and hourly fees.

OrthAlliance Service, Consulting and Management Service Agreements

Under OrthAlliance’s general form of service agreements, OrthAlliance generally must provide or arrange for certain services for its affiliated practices, and advise and assist the practices with respect to certain other services. These services are similar to those provided under OCA’s service agreements. OrthAlliance is generally responsible for paying certain practice expenses, for which it is to be reimbursed by the affiliated practice. If the practice’s collections are insufficient to fund the practice’s current practice expenses, then OrthAlliance is generally obligated to advance funds for those expenses. Under these service agreements, OrthAlliance generally receives service fees based on a percentage of adjusted practice revenue (generally about 17.0%), subject in some cases to annual adjustments based upon improvements in the affiliated practice’s operating margin and a minimum dollar amount of annual service fees during the first five years of the agreement, or a flat monthly fee with annual fixed-dollar increases.

Under OrthAlliance’s general form of consulting agreements, OrthAlliance generally must provide certain specified services to its affiliated practices, provide other services at the request of the practices and consult with or advise the affiliated practices with respect to other services. These services are generally similar to those provided under OCA’s service agreements. Under these agreements, OrthAlliance receives a consulting fee based on one of the fee structures described above with respect to OrthAlliance’s service agreements.

Under OrthAlliance’s general form of management service agreements, OrthAlliance generally is to provide for a wide range of services for its affiliated practices, including providing facilities, equipment, support personnel, utilities, supplies, bookkeeping, marketing and billing and collections services. These management service agreements generally provide for a service fee that varies from month to month depending on the particular practice’s practice revenue and operating expenses, with a maximum of up to 19.5% of the practice’s practice revenue on a cash basis plus reimbursement of practice-related expenses. A few of OrthAlliance’s management service agreements provide for a fixed percentage service fee.

Fee Revenue Attributable to Service and Consulting Agreements

During 2002, 2001 and 2000, approximately 95% of our fee revenue was attributable to service and management service agreements, with the remainder being attributable to consulting agreements. During 2002, our operating margin (operating profit as a percentage of fee revenue) for fee revenue attributable to service and management service agreements was comparable to our operating margin for fee revenue attributable to consulting agreements.

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

EITF ISSUE NO. 97-2

We do not have a controlling financial interest in our affiliated practices. In accordance with guidance in Emerging Issues Task Force Issue No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated practices within our financial statements.

RESULTS OF OPERATIONS

The following table provides information about the percentage of fee revenue represented by the items in our consolidated statements of income for the periods indicated:

				Percentage
	Year Ended December 31,			Increase (Decrease)

	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

Fee revenue	100.0%	100.0%	100.0%	25.3%	30.5%
Direct expenses:
Employee costs	29.1	28.8	29.0	26.6	29.4
Orthodontic supplies	9.4	8.4	7.9	41.0	38.7
Rent	8.8	8.8	8.9	24.7	28.8
Marketing and advertising	7.7	7.5	8.2	28.6	20.5

Total direct expenses	55.0	53.5	54.0	28.8	29.2
General and administrative	13.6	11.2	10.5	51.7	38.7
Depreciation and amortization	5.2	5.7	5.6	15.6	30.3
Asset impairments	0.6	—	—	N/A	—
Non-recurring recruiting expense	2.9	—	—	N/A	—

Operating profit	22.6	29.6	29.9	(4.3)	30.0
Interest expense	(1.5)	(1.7)	(1.6)	8.8	35.2
Interest income	0.1	0.1	0.1	8.3	(42.9)
Non-controlling interest in subsidiary	—	—	—	—	—

Income before income taxes	21.2	28.0	28.4	(4.8)	28.8
Income taxes	8.0	10.6	10.6	(4.8)	29.9

Income before cumulative effect of change in accounting principle	13.2	17.4	17.8	(4.8)	28.1

Cumulative effect of change in accounting principle net of income tax benefit	—	—	(18.8)	—	N/A

Net income (loss)	13.2%	17.4%	(1.0)%	(4.8)%	N/A

2002 Compared To 2001

     Overview. Our net income decreased to $58.2 million in 2002, from $61.1 million for 2001, primarily due to a non-recurring recruiting expense of $12.8 million ($8.0 million, net of income tax benefit) and non-cash asset impairments of $2.8 million ($1.7 million, net of income tax benefit). Excluding the impact of these charges, our net income was $67.9 million and net income per diluted share was $1.32 for 2002, compared to net income of $61.1 million and net income per diluted share of $1.21 for 2001. Our fee revenue increased $88.7 million, while direct and general and administrative expenses increased $54.1 million and $20.4 million, respectively, during 2002. Because we acquired OrthAlliance in November 2001 and their results were included in our results for approximately two months of 2001 and all of 2002, OrthAlliance’s results significantly affected our 2002 results compared to our 2001 results.

     Fee Revenue. Fee revenue increased $88.7 million, or 25.3%, to $439.6 million for 2002 from $351.0 million for 2001. This increase was attributable to the following:

•	an increase of $49.4 million in fee revenue for centers open throughout both periods; and

•	a net increase of $39.3 million in fee revenue from all other centers, including OrthAlliance affiliated centers.

Fee revenue during 2002 was negatively impacted by certain OrthAlliance affiliated practices that stopped paying service fees during 2002. During 2002, a total of 34 OrthAlliance affiliated practices that were paying service fees in the fourth quarter of 2001 discontinued paying service fees required under their service, consulting or management service agreements, including 26 in the third and fourth quarters of 2002. We stopped accruing fee revenue from these practices, which reduced our fee revenue in the third and fourth quarters of 2002. We expect some continued fluctuations in fee revenue during 2003 as some OrthAlliance affiliated practices are expected to buy-out of their service, consulting or management service agreements and as other OrthAlliance affiliated practices that are not currently paying services fees begin utilizing our services and again paying service fees. We also expect that declines in fee revenue from these buy-outs will be offset by increases in fee revenue from other practices over time.

During the fourth quarter of 2002, we established a settlement task force comprised of members of our executive management team. This team is focused on resolving litigation or disputes with OrthAlliance affiliated practices, and on obtaining amendments to service, consulting and management service agreements with OrthAlliance affiliated practices. During 2002, OrthAlliance affiliated practices completed the following transactions:

•	five completed buy-outs of their service, consulting or management service agreements with OrthAlliance,

•	one transitioned its practice to an OCA affiliated practice, and

•	six amended their service, consulting or management service agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance.

From January 1, 2003 through March 27, 2003, OrthAlliance affiliated practices completed the following transactions:

•	one completed a buy-out of its consulting agreement with OrthAlliance,

•	one transitioned its practice to an OCA affiliated practice,

•	three amended their service, consulting or management service agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance, and

•	six entered into other amendments to their service, consulting or management service agreements and continued to be affiliated with OrthAlliance.

As of March 27, 2003, approximately 73 OrthAlliance affiliated practices have entered into amendments to their service, consulting or management service agreements with OrthAlliance in connection with the incentive programs offered to OrthAlliance affiliated practitioners, and six OrthAlliance affiliated practices have entered into other amendments to their service, consulting or management service agreements.

During 2002 and 2001, we were affiliated with the following number of practices as of the dates indicated:

	March 31,	June 30,	September 30,	December 31,

2002	376	373	377	371
2001	249	249	251	372

The following are key operating statistics of our affiliated practices in 2002 and 2001, which reflect the increase in fee revenue due to additional centers and existing centers’ growth in 2002:

	2002	2001	Increase

	(in thousands, except percentage data)
Number of new patients	242	200	21.0%
Total new patient contract balances	$787,957	$640,369	23.0%
Total number of patient contracts at year-end	544	484	12.4%
Comparable center fee revenue growth (1)	16.8%	22.1%	N/A

(1)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us throughout each of the two periods being compared.

To a lesser extent, the increase in fee revenue was due to an increase in the average amount of fees that patients were charged for treatment by affiliated practices.

     Employee Costs. Employee costs are payroll and benefits costs for employees at our affiliated centers and corporate headquarters. We do not employ affiliated orthodontists, pediatric dentists or general dental assistants. Employee costs increased $26.9 million, or 26.6%, to $128.0 million for 2002 from $101.1 million for 2001. As a percentage of fee revenue, employee costs increased to 29.1% for 2002 from 28.8% for 2001. The increase in employee costs in 2002 was primarily due to the inclusion of the costs of OrthAlliance employees for all of 2002, compared to less than two months for 2001.

     Orthodontic Supplies. Orthodontic supplies primarily represent the costs of bands, brackets and wires used during orthodontic treatments and the costs of retainers and other removable or fixed appliances used prior to or after orthodontic treatments. Orthodontic supplies expense increased $12.0 million, or 41.0%, to $41.4 million for 2002 from $29.4 million for 2001, primarily due to the effect of including OrthAlliance’s affiliated practices for 12 months in 2002, compared to less than two months in 2001, as well as the increase in the number of patients being treated in 2002. As a percentage of fee revenue, orthodontic supplies expense increased to 9.4% for 2002 from 8.4% for 2001, primarily due to:

•	increases in the price charged for orthodontic supplies by certain of our vendors in late 2001 and early 2002;

•	some OrthAlliance affiliated practices electing not to use our proprietary online purchasing system that provides cost savings on purchases of orthodontic supplies; and

•	higher supply costs associated with providing Invisalign products to patients.

Rent. Rent expense primarily consists of costs of leasing office space for our affiliated centers and corporate headquarters, including common area maintenance charges. Rent expense increased $7.6 million, or 24.7%, to $38.5 million for 2002 from $30.9 million for 2001, primarily due to the effect of including OrthAlliance for 12 months in 2002 compared to less than two months in 2001. As a percentage of fee revenue, rent expense remained constant at 8.8% for 2002 and 2001.

     Marketing and Advertising. Marketing and advertising expense represents costs associated with television, radio and print media advertising for affiliated practices. Marketing and advertising expense increased $7.6 million, or 28.6%, to $34.0 million for 2002 from $26.5 million for 2001. The increase in this expense primarily resulted from increases in marketing and advertising related to growth in fee revenue for existing centers as well as marketing and advertising for practices added after 2001. As a percentage of fee revenue, marketing and advertising expense increased to 7.7% for 2002 from 7.5% for 2001.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible service fees receivable and advances to affiliated practices. General and administrative expense increased $20.4 million, or 51.7%, to $59.7 million for 2002 from $39.4 million for 2001. As a percentage of fee revenue, general and administrative expense increased to 13.6% for 2002 from 11.2% for 2001. The increase in general and administrative expense for 2002 was primarily due to:

•	an increase of $2.8 million in telephone and utility costs primarily due to the effect of including OrthAlliance for all 12 months in 2002 compared to less than two months in 2001;

•	an increase of $1.8 million in office supplies expense primarily attributable to price increases by vendors in the fourth quarter of 2001 and early 2002 and the effect of including OrthAlliance for all 12 months in 2002 compared to less than two months in 2001;

•	an increase of $5.4 million in accounting, legal, litigation and insurance costs; and

•	an increase of $3.8 million in the provision for uncollectible service fees receivable and advances to affiliated practices.

     Asset Impairments. During 2002, we recorded non-cash asset impairment charges of $2.8 million ($1.7 million, net of income tax benefit) related to our evaluation of certain long-lived assets. We determined that approximately $516,000 of intangible assets related to certain service agreements and $2.3 million of property, equipment and improvements were impaired and, accordingly, expensed such costs.

     Non-Recurring Recruiting Expense. During 2002, we recorded a non-recurring charge of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting services. We reached an agreement with the former employee regarding the previously disputed amounts and, in accordance with our accounting policies for such costs, the amounts paid to the former employee were treated as a non-recurring recruiting expense. We do not have similar recruiting arrangements with any other employee or affiliated practitioner.

     Depreciation and Amortization. We depreciate property, equipment and improvements using the straight-line method over their estimated useful lives. We record this amount as depreciation expense. We amortize our intangible assets over the terms of the related service, consulting or management service agreements, up to 25 years. This amount is recorded as amortization expense. Depreciation expense increased $1.9 million, or 17.6%, to $12.7 million for 2002 from $10.8 million for 2001. Amortization expense increased $1.3 million, or 14.4%, to $10.3 million for 2002, from $9.0 million for 2001. The overall increase in depreciation and amortization expense was a result of the fixed assets acquired and service, consulting and management service agreements entered into for centers developed or acquired after 2001. As a percentage of fee revenue, depreciation and amortization expense was 5.2% for 2002 compared to 5.6% for 2001.

     Operating Profit. Operating profit decreased $4.5 million, or 4.3%, to $99.5 million for 2002 from $104.0 million for 2001. As a percentage of fee revenue, operating profit decreased to 22.6% for 2002 from 29.6% for 2001. Excluding the asset impairment charge and non-recurring recruiting expense, operating profit for 2002 was $115.1 million, an increase of $11.1 million from 2001, or 26.2% of fee revenue.

     Interest. Net interest expense consists of interest charges under our credit facilities and notes payable to affiliated practices. Net interest expense increased approximately $500,000, or 8.8%, to $6.2 million for 2002 from $5.7 million for 2001. As a percentage of fee revenue, net interest expense decreased to 1.4% for 2002 from 1.6% for 2001. The increase in this expense resulted from an increase since 2001 in the average balance of borrowings under our prior revolving line of credit and bridge credit facility associated with the OrthAlliance merger, and an increase in the average interest rate charged for those borrowings.

     Provision For Income Taxes. Provision for income taxes decreased $1.8 million, or 4.8%, to $35.3 million for 2002 from $37.1 million for 2001. Our effective income tax rate was 37.8% for 2002 and 2001.

     Net Income. During 2002, our net income decreased to $58.2 million, compared to a net income of $61.1 million for 2001 due to the factors discussed above. As a percentage of fee revenue, net income for 2002 was 13.2%, as compared to 17.4% for 2001. Excluding the non-cash asset impairment charges and the non-recurring recruiting expense, net of income tax benefit, net income for 2002 was $67.9 million, an increase of $6.8 million from 2001, and net income as a percentage of fee revenue was 15.4%.

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

     Fee Revenue. Fee revenue increased $82.1 million, or 30.5%, to $351.0 million for 2001 from $268.8 million for 2000 due to the following:

•	an increase of $54.2 million in fee revenue from centers open throughout both periods and from the inclusion of OrthAlliance after November 9, 2001; and

•	an increase of $27.9 million in fee revenue from centers opened since January 1, 2000.

We recognized revenue of $23.9 million during 2001 and $57.3 million during 2000 that was included in the cumulative effect of changes in accounting principles during 2000.

During 2001 and 2000, we were affiliated with the following number of practices as of the dates indicated:

	March 31,	June 30,	September 30,	December 31,

2001	249	249	251	372
2000	236	233	239	245

The following are key operating statistics of our affiliated practices in 2000 and 2001, which reflect the increase in fee revenue due to additional centers and existing centers’ growth in 2001:

	2001	2000	Increase

	(in thousands, except percentage data)
Number of new patients	200	161	24.2%
Total new patient contract balances	$640,369	$494,087	29.6%
Total number of patient contracts at year-end	484	343	41.1%
Comparable center fee growth (1)	22.1%	22.6%	N/A

(1)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us throughout each of the two periods being compared.

     Employee Costs. Employee costs are payroll and benefits for employees at our affiliated centers and corporate headquarters. We do not employ affiliated orthodontists, pediatric dentists or general dental assistants. Employee costs increased $23.0 million, or 29.4%, to $101.1 million for 2001 from $78.1 million for 2000. As a percentage of fee revenue, employee costs decreased to 28.8% for 2001 from 29.0% for 2000. As a result of developments in orthodontic technology, a patient may be seen every six to eight weeks, rather than the traditional four weeks, without compromising quality of care. Consistent with industry trends, our affiliated orthodontists have begun increasing the intervals between patient treatments. During 2001, patients in our affiliated orthodontic centers averaged 45.9 days between office visits, compared to an average of 43.6 days during 2000. This increase in patient treatment interval reduces the number of office visits during the term of a patient’s treatment, which continues to average about 26 months, and results in lower employee costs per patient. The increased interval does not, however, reduce the amount of treatment fees per patient. Therefore, the increased interval reduces the employee costs incurred with respect to an individual patient relative to the patient’s treatment fee.

     Orthodontic Supplies. Orthodontic supplies primarily represent the costs of bands, brackets and wires used during orthodontic treatments and the costs of retainers and other removable or fixed appliances used prior to or after orthodontic treatments. Orthodontic supplies expense increased $8.2 million, or 38.7%, to $29.4 million for 2001 from $21.2 million for 2000. As a percentage of fee revenue, orthodontic supplies expense increased to 8.4% for 2001 from 7.9% for 2000. This increase was primarily due to increases, for the first time in about three years, in prices charged for orthodontic supplies by certain of our vendors.

     Rent. Rent expense primarily consists of costs of leasing office space for our affiliated centers and corporate headquarters, including common area maintenance charges. Rent expense increased $6.9 million, or 28.8%, to $30.9 million for 2001 from $24.0 million for 2000. This increase was primarily due to centers acquired, affiliated, opened or relocated after 2000. As a percentage of fee revenue, rent expense slightly decreased to 8.8% for 2001 from 8.9% for 2000. This decrease was due, in part, to the fact that we maintained a corporate office in leased office space located in Ponte Vedra Beach, Florida for only a portion of 2001, as compared to all of 2000.

     Marketing and Advertising. Marketing and advertising expense represents costs associated with television, radio and print media advertising for affiliated practices. Marketing and advertising expense increased $4.5 million, or 20.5%, to $26.5 million for 2001 from $22.0 million for 2000. The increase in this expense primarily resulted from increases in marketing and advertising related to growth in fee revenue for existing centers as well as marketing and advertising for centers added after 2000. As a percentage of fee revenue, marketing and advertising expense decreased to 7.5% for 2001 from 8.2% for 2000. This decrease was primarily due to advertising in more effective media in 2001 and, to a lesser extent, to the fact that OrthAlliance affiliated practices generally advertised less than other OCA affiliated practices.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provision for uncollectible service fees receivable and advances to affiliated orthodontists. General and administrative expense increased $11.0 million, or 38.7%, to $39.4 million for 2001 from $28.4 million for 2000. As a percentage of fee revenue, general and administrative expense increased to 11.2% for 2001 from 10.6% for 2000. The increase in general and administrative expense primarily resulted from increases in fees paid to financial institutions, costs to install DSL lines for our affiliated centers and office supplies expense. Fees paid to financial institutions primarily related to costs incurred to amend our former revolving line of credit and to obtain a $50.0 million bridge credit facility in connection with the OrthAlliance merger. The DSL connection allows for certain software applications to be provided through a World Wide Web interface, which enables affiliated practices to access and update patient records, accounting records and other data from any location. The increase in office supplies expense was primarily attributable to price increases by certain vendors, some of which increased prices for the first time in about three years, and an increase in office supplies use due to an increased number of patients and affiliated practices during 2001.

     Depreciation and Amortization. We depreciate our property, equipment and improvements using the straight-line method over their estimated useful lives. We amortize our intangible assets over the terms of the related service, consulting and management service agreements, up to 25 years. We record this amount as amortization expense. Depreciation expense increased $2.6 million, or 31.7%, to $10.8 million for 2001, from $8.2 million for 2000. Amortization expense increased $2.0 million, or 28.6%, to $9.0 million for 2001, from $7.0 million for 2000. The increase in depreciation and amortization expense was a result of the fixed assets acquired and service, consulting and management service agreements entered into for centers developed or acquired after 2000. As a percentage of fee revenue, depreciation and amortization expense was 5.7% for 2001 compared to 5.6% for 2000. There was no amortization of the goodwill amount recorded as a result of the OrthAlliance acquisition.

     Operating Profit. Operating profit increased $24.0 million, or 30.0%, to $104.0 million for 2001 from $80.0 million for 2000. As a percentage of fee revenue, operating profit decreased to 29.6% for 2001 from 29.8% for 2000.

     Interest. Net interest expense consists of interest charges from our credit facilities and notes payable to affiliated practices. Net interest expense increased $2.0 million, or 54.0%, to $5.7 million for 2001 from $3.7 million for 2000. As a percentage of fee revenue, net interest expense increased to 1.6% for 2001 from 1.4% for 2000. The increase in this expense resulted from an increase during 2001 in the average balance of borrowings under our revolving line of credit and bridge credit facility associated with expansion in new and existing markets and the OrthAlliance merger, and an increase in the average interest rate charged for those borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at December 31, 2002 was $89.5 million, including cash and cash equivalents of $7.5 million, compared to working capital at December 31, 2001 of $29.5 million, including cash and cash equivalents of $14.2 million. At December 31, 2002, our current ratio (total current assets divided by total current liabilities) was 2.66, compared to a current ratio of 1.52 at December 31, 2001. The increase of $60.0 million in working capital during 2002 was primarily due to increases of $28.8 million in the current portion of service fees receivable and $33.2 million in the current portion of deferred taxes during 2002 as compared to 2001. We did not make significant additional borrowings under our prior revolving credit facility and bridge credit facility during 2002 and used excess cash to repurchase shares of our common stock and to reduce our long-term debt.

Cash Flows

The following table summarizes cash flow information for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000

	(in thousands)
Net cash provided by operating activities	$62,074	$39,640	$43,473
Net cash used in investing activities	(40,750)	(41,317)	(52,362)

	21,324	(1,677)	(8,889)
Net cash provided by (used in) financing activities	(28,587)	14,150	7,884

Net change in cash and cash equivalents	$(6,650)	$9,482	$(1,132)

     Operating Activities. Net cash provided by operating activities was $62.1 million for 2002, an increase of $22.4 million, or 56.6%, from $39.6 million for 2001. Net cash provided by operating activities in 2002 was primarily affected by the following:

•	Noncash items. Non-cash items increased by $14.5 million, or 70.6%, to $35.0 million in 2002 from $20.5 million in 2001. This increase was primarily due to increases of $3.1 million in depreciation and amortization expense, $4.8 million in non-recurring recruiting expense, $2.8 million in asset impairments and $3.8 million in provision for bad debt expense during 2002 as compared to 2001. As discussed above in “ — RESULTS OF OPERATIONS,” we recorded $12.8 million in non-recurring recruiting expense during 2002 related to amounts paid to a former employee for his past recruiting services. Of this amount, $8.0 million was paid in cash and the remaining $4.8 million, which is included in noncash items, relates to forgiveness of debt owed by the former employee.

•	Deferred income taxes. In April 2002, we filed an application with the Internal Revenue Service (“IRS”) to change our method of recognizing revenue for income tax purposes to a method that is comparable to the method we use for financial reporting purposes. We did not make any estimated federal income tax payments during 2002 based on our expectation that the one-time, cumulative effect of the change in tax accounting method would at least alleviate any liability for estimated federal income tax installments during 2002. On January 10, 2003, the IRS granted our requested change in tax accounting method, which reduced our federal and state income tax liability by approximately $55.7 million. We have reduced our long-term deferred tax assets for federal and state income tax liability for 2002 by $38.2 million and expect the deferred tax assets will offset a portion of the federal and state income tax payable for 2003. In addition, we received refunds of $10.2 million for a portion of the deferred income taxes recorded from the OrthAlliance acquisition.

•	Service fees receivable. During 2002, the current portion of service fees receivable, net of allowance for uncollectible amounts, increased $28.8 million, or 83.2%, to $63.4 million at December 31, 2002 from $34.6 million at December 31, 2001. The unreimbursed expense portion of service fees receivable increased $19.1 million, or 79.6%, during 2002, to $43.1 million at December 31, 2002 from $24.0 million at December 31, 2001. Our form of service agreement provides for reimbursement of the affiliated practices’ share of certain expenses over a five-year period. These amounts represent a non-current receivable from the affiliated practices and are classified as such in our financial statements. Because of the long term nature of these receivables, cash flow from operating activities is negatively affected by the increase in service fees receivable. These increases resulted from varying increases in three categories of fee revenue: (1) fee revenue related to patient fees receivable that have been billed to patients or third party payors, (2) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors, and (3) fee revenue related to certain unreimbursed practice-related expenses. This increase and these three categories of fee revenue are addressed in greater detail in the section above captioned “—Service Fees Receivable.”

•	Service fee prepayments. During 2002, service fee prepayments decreased $6.2 million, or 44.6%, to $7.7 million at December 31, 2002 from $14.0 million at December 31, 2001. Service fee prepayments represent service fees which we have not yet recognized for revenue recognition purposes, but for which we have received payment from affiliated practices. Some of our affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. Because we recognize fee revenue based on a straight-line allocation of treatment fees, this results in us receiving cash in advance of incurring certain practice-related expenses and recognizing certain service fees as fee revenue. The decrease in service fee prepayments during 2002 was primarily due to a decrease in new patient contracts initiated by OrthAlliance affiliated practices in 2002 as compared to 2001.

•	Supplies inventory. During 2002, cash used for supplies inventory increased by $2.1 million to $3.7 million in 2002 from $1.5 million 2001. This increase was primarily due to the number of patients currently being treated and the overall price increase charged by our vendors.

•	Accounts payable and other current liabilities. During 2002, cash used for accounts payable and other current liabilities increased by $2.5 million, or 22.6%, to $13.3 million in 2002 from $10.9 million in 2001. This increase was primarily due to decreases of $1.2 million in deferred revenue and $1.4 million in income taxes payable. The decrease in accounts payable was mostly offset by an increase in accrued salaries and other current liabilities.

•	Amounts payable to affiliated practices. We reduced amounts payable to affiliated practices by $5.8 million during 2002, primarily to OrthAlliance affiliated practices, compared to a reduction of $1.5 million during 2001.

Net cash provided by operating activities was $39.6 million for 2001, a decrease from $43.5 million for 2000. Net cash provided by operating activities during 2001 was positively impacted by an increase in net income before the cumulative effect of a change in accounting principles during 2001 of $13.4 million, or 28.1%, an increase in depreciation and amortization during 2001 of $4.7 million, or 30.6%, and a decrease during 2001 in deferred income taxes of $6.8 million, or 87.7%, as compared to 2000. Offsetting these positive impacts on net cash provided by operating activities during 2001 were an increase in service fees receivable during 2001 of $24.0 million, and a decrease in accounts payable and other current liabilities during 2001 of $10.9 million, as compared to 2000. The decrease in accounts payable and other current liabilities during 2001 was primarily due to payment of liabilities assumed in connection with the OrthAlliance merger in November 2001.

     Investing Activities. Net cash used in investing activities was $40.8 million for 2002, a decrease of 1.4% from $41.3 million for 2001. This decrease was primarily due to a decrease of $7.5 million used to purchase property, equipment and improvements and a decrease of $6.1 million used to acquire service or consulting agreements during 2002, compared to 2001. Partially offsetting this decrease was an increase of $12.0 million in cash used for advances to affiliated practices during 2002, compared to 2001.

•	Intangible assets acquired. During 2002, we paid $10.4 million to acquire and amend service or consulting agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the service agreement, compared to $16.5 million in 2001. We may, from time to time, provide consideration to existing practices for amendments to their service agreements to include terms that are beneficial to us and/or to extend the service agreements to include newly acquired practices, centers or patient bases. Of the $10.4 million paid to acquire or amend service or consulting agreements during 2002, approximately 42.5% related to new affiliations and 57.5% related to existing affiliated practices to acquire or amend service or consulting agreements during 2002. Payments to existing practices were primarily to certain OrthAlliance affiliated practitioners in connection with amendments to their service or consulting agreements under incentive programs initiated in connection with the OrthAlliance merger and integration of OrthAlliance’s affiliated practices.

•	Purchases of property, equipment and improvements. We purchased $14.6 million and $22.1 million in property, equipment and improvements for 2002 and 2001, respectively. The following table provides information about the composition of these purchases during 2002 (in millions):

Center additions	$4.2
Remodeling and additional capital expenditures for existing centers	5.2
Capital expenditures for corporate offices	0.9
International development	4.3

Total	$14.6

•	Advances to affiliated practices. We advanced $15.8 million to affiliated practices during 2002, compared to $3.8 million for 2001. Of the amount advanced during 2002, approximately 55.6% was to provide funding for compensation of practitioners at newly-developed practices or at existing practices adding new centers, 31.4% to affiliated practices relating to the amount of the affiliated practices’ operating profits anticipated to be retained by the practices, and 13.0% to provide additional funding.

Net cash used in investing activities was $41.3 million for 2001, a decrease of $11.0 million, or 21.1%, from $52.4 million for 2000. This decrease was primarily due to a decrease of $11.8 million used to acquire service or consulting agreements during 2001, as compared to 2000. During 2001, we acquired service and consulting agreements primarily by issuing 1.2 million shares of our common stock in connection with the merger with OrthAlliance. We paid $16.5 million to acquire or amend service or consulting agreements during 2001, of which approximately 77.0% related to new affiliations and 23.0% related to existing affiliated practices, excluding the effect of the OrthAlliance merger. Of the amount invested in new affiliations during 2001, a portion was related to practices that signed definitive agreements in 2000, but to which we did not remit consideration for the affiliation until 2001. During 2001, we purchased $22.1 million in property, equipment, and improvements. The following table provides information about the composition of these purchases during 2001 (in millions):

Center additions	$8.4
Remodeling and additional capital expenditures of existing centers	11.8
Capital expenditures for corporate offices	0.2
International development	1.7

Total	$22.1

     Financing Activities. Net cash used in financing activities was $28.6 million for 2002, compared to $14.2 million of net cash provided by financing activities during 2001. The following activities contributed to the increase in net cash used during 2002 as compared to 2001:

•	repurchases of approximately 1.1 million shares of our common stock during 2002 for an aggregate purchase price of approximately $15.0 million;

•	an increase of $3.7 million in repayments on notes payable to affiliated practices during 2002 as compared to 2001;

•	a decrease of $11.6 million in issuance of our common stock related to the exercise of stock options in 2002 as compared to 2001; and

•	a decrease of $25.9 million in borrowings under our credit facilities during 2002 as compared to 2001.

These activities were partially off-set by a decrease of $13.9 million in payments on long-term debt.

Net cash provided by financing activities was $14.2 million for 2001, an increase of $6.2 million, or 79.5%, from $7.9 million in 2000. This increase was primarily due to an increase of $18.7 million in borrowings under our revolving line of credit and bridge credit facility during 2001, as well as an increase of $10.5 million in the issuance of our common stock related to the exercise of stock options during 2001, compared to 2000. Partially offsetting these increases was an increase of $21.4 million during 2001 in payments of notes payable to affiliated practices and long-term debt, compared with 2000. We used the proceeds from the exercise of the stock options during 2001 to repay a portion of the indebtedness outstanding under our revolving line of credit. We borrowed an additional $11.5 million under the revolving line of credit and $50.0 million under our bridge credit facility in 2001, primarily to repay $59.5 million of indebtedness outstanding under OrthAlliance’s revolving line of credit upon the merger with OrthAlliance.

Uses of Capital

     Capital Expenditures. Our capital expenditures consist primarily of the costs associated with expenditures to facilitate growth in new and existing centers, maintenance expenditures to sustain current levels of business activity at existing centers, acquisitions of the fixed assets of newly affiliated practices and development of de novo centers in the United States and abroad. The average cost of developing a new orthodontic center in the United States is about $350,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice’s share of these costs until we are reimbursed by the practice. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. The outstanding balance of these amounts we guaranteed was approximately $700,000 and $1.9 million at December 31, 2002 and December 31, 2001, respectively.

During our rapid growth in the 1990’s, we expended a disproportionately high amount of our capital investment on de novo centers relative to expenditures on existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. During recent years, we also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in our international operations.

     Other Uses of Capital. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining their compensation during the start up or expansion phase of their practices. These advances are generally interest free and unsecured. The affiliated practice generally begins to repay the advances once the practice or center becomes profitable, generally at the beginning of the second year that the practice or center is open. We intend to fund these advances and any continued financing through a combination of borrowings under our credit facility and cash from operations.

On August 6, 2002, our Board of Directors approved a common stock repurchase program. Under the program, we may repurchase up to 2.0 million shares of our common stock from time to time in the open market at prevailing market prices or in privately-negotiated transactions during the 18 months following approval of the repurchase program. Through December 31, 2002, we repurchased approximately 1.1 million shares of our common stock for an aggregate purchase price of approximately $15.0 million. The shares were repurchased in the open market at prevailing market prices using cash from operations. Repurchased shares are held in treasury, and may be available for use in connection with our stock option plans, stock programs and acquisitions, or for other corporate purposes. On January 2, 2003, we entered into a new credit facility that permits additional repurchases of shares of our common stock under certain conditions. We anticipate making additional repurchases under this program.

In 2002, we paid $6.5 million to certain affiliated practitioners for amounts earned under incentive programs. Participants in these programs are eligible to receive annual payments under these programs during 2003, 2004 and 2005. If all conditions are met under these programs during 2003, we would pay participants an aggregate of $6.8 million for 2003.

At December 31, 2002, we had current maturities of $8.3 million under our credit facility and $8.4 million due to our affiliated practices. We expect cash from operations to fund these payments during 2003.

     Capital Resources. On January 2, 2003, we obtained a three-year, $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion of the number of affiliated centers, and bears interest at varying rates above the lender’s prime rate or Eurodollar rate. Amounts borrowed under the credit facility are secured by a security interest in our ownership interests in our operating subsidiaries. Proceeds from the new credit facility were used to repay approximately $106.2 million of indebtedness outstanding under our prior revolving credit facility and bridge credit facility.

Our new credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility.

We believe that our cash needs will primarily relate to development of additional centers and affiliation with additional practices in the United States and other countries, capital expenditures for our existing affiliated centers and computer systems, repayment of indebtedness, payment of income taxes and general corporate purposes. Our cash needs could vary significantly depending upon our growth, results of operations and new affiliations with additional practices, as well as the outcome of pending litigation and other contingencies. We expect to fund these cash needs through a combination of cash flows from our operations and funds available under our credit facility. We currently believe that we will be able to meet our anticipated funding requirements for at least the next 12 months. However, our ability to meet these funding needs could be adversely affected if we were to suffer adverse results from our operations, or lose a material portion of our affiliated practices, if our affiliated practices were to suffer adverse results of operations or a material loss of patients, if we suffer adverse outcomes from pending litigation and other contingencies or if we violate the covenants and restrictions of our credit facility.

Contractual Obligations

The following table summarizes our contractual obligations by period as of December 31, 2002:

Contractual Obligations	Payments Due by Period

		Less than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Long-term debt obligations (1)	$119,231	$16,720	$21,195	$84	$—
Operating lease obligations	48,836	19,866	19,791	6,475	2,704
Guarantees (2)	713	713	—	—	—

Total contractual obligations	$168,780	$37,299	$40,986	$6,559	$2,704

(1)	Includes the $25.0 million term loan component of our new $125.0 million credit facility and excludes any amounts borrowed under the $100.0 million revolving line of credit component of the credit facility.

(2)	We have guaranteed debt for some of our affiliated practices to assist them in obtaining financing for their portion of initial operating losses and capital improvements for newly developed orthodontic centers. We generally no longer guarantee new debt for our affiliated practices.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains or losses on extinguishment of debt for all prior periods presented that do not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events or Transactions” should be reclassified into income from continuing operations. SFAS No. 13, “Accounting for Leases,” has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. At this time, we do not expect the adoption of SFAS No. 145 to have a material impact on our financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” replaced Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB amended SFAS No. 123, “Accounting for Stock-Based Compensation” with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and provides for alternative methods of transition to a voluntary change to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends the disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. The disclosure provisions of SFAS No. 148 are required to be adopted by all companies, regardless of method used to account for stock-based compensation. On January 1, 2003, we did not transition to a fair value method of accounting for stock-based compensation.

RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this Report or our other filings with the SEC. These risks and uncertainties are also factors that you should consider before investing in our common stock. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.

Our Growth Strategy May Not Succeed, Which Could Have An Adverse Effect On Our Financial Performance.

We may be unable to continue to increase the productivity of our existing practices and the number of our affiliated practices, or maintain the growth that we have experienced in the past. Our ability to grow will depend on a number of factors, including:

•	our ability to implement initiatives designed to increase the productivity of our affiliated practices;

•	our ability to identify and affiliate with a sufficient number of orthodontists and pediatric dentists to open new orthodontic and pediatric dental centers or operate within our existing network of affiliated centers;

•	the ability of our affiliated practices to add new patients;

•	our ability to obtain quality locations for orthodontic and pediatric dental centers in suitable markets;

•	our ability to identify and affiliate with a sufficient number of established orthodontic and pediatric dental practices;

•	our ability to obtain adequate financing to fund our expansion strategy;

•	our ability to successfully operate under applicable government regulations; and

•	our ability to affiliate with orthodontic and pediatric dental practices in other countries and successfully operate in those markets.

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

Our Financial Results Could Be Adversely Affected If We Are Unable To Successfully Integrate OrthAlliance.

On November 9, 2001, we completed a merger whereby OrthAlliance became our wholly-owned subsidiary. This merger resulted in a significant increase in the number of practices, centers and practitioners for which we provide business services. Many of OrthAlliance’s affiliated practices differ in several respects from the practices with which we have historically been affiliated. Many of OrthAlliance’s affiliated practices are relatively larger practices, that do not generally advertise their services to the public and require that their patients pay about 25% of their treatment fee at the beginning of treatment. Many of OrthAlliance’s affiliated practices are not currently using our proprietary computer systems. In addition, OrthAlliance’s affiliated practices are parties to service, consulting and management service agreements that differ in several respects from the form of agreements that we typically use. Some of OrthAlliance’s affiliated practitioners are pediatric dentists, and we have limited experience in providing business services to pediatric dentists. As a result, we may encounter difficulties in integrating OrthAlliance and its affiliated practices or successfully managing the growth we expect to experience from this merger. We may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and operational and management oversight, as well as difficulties in building or maintaining relationships with OrthAlliance’s affiliated practices.

We Are a Party To Various Pending Litigation, Which Could Adversely Affect Our Business.

We are, and may from time to time become, engaged in various lawsuits, including disputes with our affiliated practices. As of December 31, 2002, OrthAlliance was engaged in litigation with 46 of its affiliated practices, in which the practices allege that OrthAlliance breached the terms of their service, consulting and management service agreements and that these agreements are illegal and unenforceable. A number of other practices have notified OrthAlliance that it breached their respective service, consulting and management service agreements, and additional lawsuits could be filed against OrthAlliance. While we intend to vigorously defend these lawsuits and our other pending litigation, we cannot assure you that we will prevail in any of them, or that we will not suffer adverse outcomes, some of which could have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome of these lawsuits, they could be costly and time-consuming, and could divert the time and attention of our management.

Our Affiliated Practices Are Extensively Regulated, Which May Adversely Affect Our Business and Limit How We Can Operate.

Governmental authorities regulate the orthodontic and pediatric dental industry and orthodontic and pediatric dental practices extensively. These laws generally do not distinguish between the practice of general dentistry, orthodontics and pediatric dentistry, and the requirements and prohibitions relative to the practice of dentistry under such laws generally apply equally to the practice of orthodontics and pediatric dentistry. We do not control the practice of orthodontics and pediatric dentistry by our affiliated practices or their compliance with legal requirements that apply to orthodontists and pediatric dentists and their practices. Many states prohibit us, as a non-professional corporation, from:

•	practicing orthodontics and pediatric dentistry, which, in some states, includes managing or operating an orthodontic or pediatric dental office;

•	splitting professional fees with orthodontists or pediatric dentists;

•	owning or controlling equipment used in orthodontic or pediatric dental practices;

•	employing orthodontists or pediatric dentists;

•	setting fees charged for orthodontic or pediatric dental services;

•	maintaining an orthodontist’s or pediatric dentist’s patient records; or

•	controlling the content of an orthodontist’s or pediatric dentist’s advertising.

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

If a court or regulatory authority reviewed our business arrangements with an affiliated practice and concluded that our arrangements did not comply with applicable law, we might have to change those arrangements in a way that adversely affects us. An affiliated practice may successfully challenge the legality of our long-term service and consulting agreements, and we may be unable to enforce non-competition and other provisions of those agreements. We are currently engaged in a number of lawsuits in which affiliated practices have alleged that their service, consulting and management service agreements are illegal and unenforceable. The laws and regulations of states and countries in which we operate or seek to expand may restrict or adversely affect our relationships with orthodontists or pediatric dentists in those states and countries. The laws and regulations of states and countries in which we currently operate could change or be interpreted in a way that adversely affects our operations and relationships with affiliated practices. We may have to change our contractual relationships, alter our financial arrangements or restrict our operations in those states and countries. These laws and regulations could also prevent us from affiliating with, or providing business services to, orthodontic and pediatric dental practices practicing in those states and countries.

Our Financial Success Depends on the Efforts and Success of Our Affiliated Practices, and Our Business Could Suffer If They Do Not Succeed or If Our Service or Consulting Agreements With Them Are Terminated.

We receive fees for services we provide for orthodontic and pediatric dental practices under service, consulting and management service agreements. Under most of these agreements, our service fees are determined, at least in part, on the financial performance of the particular practice, so our success depends on the success of our affiliated practices. Changes in the healthcare industry, such as the growth of managed care organizations and provider networks, may result in lower compensation for the services of our affiliated practices. Our service agreements and some of our consulting agreements with affiliated practices have terms ranging from 20 to 40 years, with most ranging from 20 to 25 years. Affiliated practices may generally terminate those agreements for “cause,” which generally includes our material breach of the agreement. In some cases, an affiliated practice may terminate their agreement without cause after a specified period of time, subject to substitution of another affiliated practitioner and an obligation not to compete within a specified area. OrthAlliance’s service, consulting and management service agreements generally do not include affiliated practitioners as parties to the agreements; rather, the agreements are generally with a professional corporation that is owned by an affiliated practitioner, and the affiliated practitioner enters into an employment agreement with his or her professional corporation. These employment agreements generally provide for a shorter term (typically five years) than the service, consulting or management service agreement with OrthAlliance, and a covenant not to compete within a designated area for a period of time (typically two years) after that term. The terms of many of these employment agreements will be expiring during the next three years. In addition, an affiliated practice may successfully challenge the legality of our long-term service, consulting and management service agreements, and we may be unable to enforce non-competition and other provisions of those agreements. We are currently engaged in a number of lawsuits in which affiliated practices have alleged that their service, consulting and management service agreements and the non-competition provisions in those agreements and in the employment agreements are illegal and unenforceable. If an affiliated practice were to prevail in such a claim, it could adversely affect our agreements with that practice and our other affiliated practices. The loss of a substantial number of our agreements with affiliated practices or a material loss of revenue by our affiliated practices, for whatever reason, could materially and adversely affect our financial condition and results of operations.

Other Orthodontists, Pediatric Dentists and General Dentists Compete With Our Affiliated Practices, and Other Companies Compete With Us.

Orthodontics and pediatric dentistry are highly competitive businesses in each market in which our affiliated practices operate. Our affiliated practices face competition from other orthodontists, pediatric dentists and general dentists in the communities they serve. Many of these competing orthodontists, pediatric dentists and general dentists have more established practices. Providing business services to orthodontic and pediatric dental practices is also a competitive business. We compete with other companies with strategies similar to ours in providing business services to orthodontic and pediatric dental practices. Competitors with greater access to financial resources may enter our markets and compete with us. We may not be able to compete successfully with existing or new competitors. Also, additional competition may make it more difficult for us to affiliate with additional practices on terms that are favorable to us. Any of these factors could cause us to become less profitable.

Our Financial Results Would Be Adversely Affected If We Write Off Intangible Assets, Fixed Assets or Goodwill.

In connection with our affiliations with existing orthodontic and pediatric dental practices, we recorded identifiable intangible assets, net of accumulated amortization, of about $220.4 million on our balance sheet as of December 31, 2002. We expect to engage in additional transactions that will result in our recognition of additional identifiable intangible assets and amortization expense. We also recorded fixed assets of approximately $90.1 million, net of accumulated depreciation, on our balance sheet as of December 31, 2002. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of these assets may no longer be recoverable, and is therefore impaired. In addition, in connection with the OrthAlliance merger, we recorded goodwill of about $87.6 million as of December 31, 2002. We anticipate that this goodwill will not be deductible for income tax purposes. Under current accounting standards, we must test the impairment of this goodwill on at least an annual basis, and more often if circumstances warrant. Under current accounting rules, any future determination that impairment of these intangible assets, fixed assets or goodwill has occurred would require us to write off the impaired portion of the goodwill or unamortized intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

Changes in Accounting Principles or SEC Policies May Affect Our Reported Operating Results and Stock Price.

As a public company with securities registered under the Securities Exchange Act of 1934, we prepare our financial statements in accordance with generally accepted accounting principles. SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which summarizes the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements, became effective in the fourth quarter of 2000 for companies, such as us, with fiscal years ending on December 31. We have modified our revenue recognition policies to conform with the guidance in Staff Accounting Bulletin No. 101, which resulted in a cumulative charge to our earnings in 2000 to reflect the change in accounting principle effective January 1, 2000. This change may make it more difficult for investors to compare our historical operating results against our future operating results. In addition, any further changes to generally accepted accounting principles or additional SEC statements or guidance on accounting policies may require us to further change our accounting practices and policies. These uncertainties may cause our stock price to decline or result in additional adjustments to our financial results.

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

Our International Activities Expose Us To Operational Challenges That We Might Not Otherwise Face.

We operate in Japan, Spain, Puerto Rico and Mexico, and may expand into additional countries. As we increase our international activities, we will have to confront and manage a number of risks and expenses that we would not otherwise face if we conducted our operations solely in the United States, which could have a material adverse effect on our operating results. These risks and expenses include:

•	difficulties in staffing and managing foreign offices as a result of, among other things, language and cultural differences;

•	foreign currency exchange rate fluctuations;

•	protectionist laws and business practices that favor local companies;

•	political and economic instability in some international markets;

•	multiple, conflicting and changing government laws and regulations;

•	trade barriers;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

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

Our Business Is Subject To The Risks Of Hurricanes, Floods And Other Catastrophic Events.

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

Our Anti-Takeover Provisions May Discourage A Change In Our Control, Even If It Would Benefit Our Stockholders.

Some of the provisions of Delaware law and our certificate of incorporation and bylaws may discourage a change in our control or make it more difficult to achieve, even if a change in control is in our stockholders’ best interests. For example, some actions by our Board of Directors require a supermajority vote rather than a simple majority vote. In addition, our certificate of incorporation allows our Board of Directors to determine the preferences and rights of preferred stock which we may issue without any vote or approval of the holders of our common stock. The rights of common stockholders will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. Through the issuance of preferred stock with certain powers, the Board of Directors may prevent changes in our management and control. Our Board of Directors is divided into three classes of directors. Directors from each class serve staggered three-year terms, which may limit our stockholders’ ability to replace a majority of our directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments that we hold described below we hold for purposes other than trading.

INTEREST RATE RISK

Our lines of credit and amounts due from affiliated practices expose our earnings to changes in short-term interest rates since the interest rates on the financial instruments are variable. For lines of credit, if (i) the variable rates on our financial instruments were to increase by 1% from the rate at December 31, 2002, and (ii) we borrowed the maximum amount available under our credit facility ($125 million) for all of 2003, solely as a result of the increase in interest rates, our interest expense would increase, resulting in a $778,000 decrease in net income, assuming an effective tax rate of approximately 37.8%.

This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or the effect of such a change in interest rates as of another or future date. Further, in the event of a change of such magnitude, we would likely take actions to further mitigate our exposure to the change.

FOREIGN CURRENCY EXCHANGE RISK

We typically do not hedge our foreign currency exposure. Our foreign operations generated an immaterial loss during 2002. Funds generated from our foreign operations in 2002 were retained in those countries to fund operations. We believe that our exposure to foreign currency rate fluctuations is not currently material to our financial condition or results in operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Orthodontic Centers of America, Inc.

Index to
Consolidated Financial Statements

Years ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Orthodontic Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2000.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 18, 2003

Orthodontic Centers of America, Inc.
Consolidated Balance Sheets

	December 31,

	2002	2001

	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,522	$14,172
Current portion of service fees receivable, net of allowance for uncollectible amounts of $5,095 in 2002 and $3,852 in 2001	63,448	34,605
Current portion of advances to affiliated practices, net of allowance for uncollectible amounts of $2,406 in 2002 and $8,955 in 2001	14,857	16,824
Deferred income taxes	37,572	4,374
Supplies inventory	12,526	8,843
Prepaid expenses and other assets	7,439	6,963

Total current assets	143,364	85,781
Unreimbursed expense portion of service fees receivable	43,070	24,005
Advances to affiliated practices, less current portion, net	15,687	10,756
Property, equipment and improvements, net	90,060	91,843
Deferred income taxes	—	56,694
Intangible assets, net	220,383	229,276
Goodwill	87,641	71,782
Other assets	7,040	6,173

TOTAL ASSETS	$607,245	$576,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,048	$11,321
Accrued salaries and other accrued liabilities	20,620	18,142
Deferred revenue	713	1,929
Income taxes payable	—	1,363
Service fee prepayments	7,743	13,976
Amounts payable to affiliated practices	—	5,471
Current portion of notes payable to affiliated practices	8,387	4,036
Current portion of long-term debt	8,333	—

Total current liabilities	53,844	56,238
Deferred tax liability	8,030	—
Notes payable to affiliated practices, less current portion	4,612	11,564
Long-term debt, less current portion	97,899	119,000
Non-controlling interest in subsidiary	—	56
Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,268,000 shares issued and outstanding at December 31, 2002 and 50,914,000 shares issued and outstanding at December 31, 2001	512	509
Additional paid-in capital	217,840	208,949
Retained earnings	240,911	182,715
Accumulated other comprehensive loss	(1,376)	(1,989)
Due from key employees for stock purchase program	—	(488)
Capital contributions receivable from shareholders	—	(244)
Less cost of approximately 1,097,000 shares of treasury stock at December 31, 2002	(15,027)	—

Total shareholders’ equity	442,860	389,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$607,245	$576,310

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Income

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Fee revenue	$439,606	$350,954	$268,836
Direct expenses:
Employee costs	127,979	101,105	78,051
Orthodontic supplies	41,405	29,366	21,274
Rent	38,495	30,868	23,973
Marketing and advertising	34,006	26,453	22,001

Total direct expenses	241,885	187,792	145,299
General and administrative	59,737	39,372	28,360
Depreciation expense	12,656	10,796	8,151
Amortization expense	10,268	9,029	7,024
Asset impairments	2,801	—	—
Non-recurring recruiting expense	12,772	—	—

Operating profit	99,487	103,965	80,002
Interest expense	(6,722)	(6,182)	(4,571)
Interest income	520	480	840
Non-controlling interest in subsidiary	202	(56)	—

Income before income taxes and cumulative effect of change in accounting principle	93,487	98,207	76,271
Income taxes	35,291	37,073	28,549

Income before cumulative effect of change in accounting principle	58,196	61,134	47,722
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(50,576)

Net income (loss)	$58,196	$61,134	$(2,854)

Net income (loss) per share:
Basic before cumulative effect of change in accounting principle	$1.14	$1.24	$0.99
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(1.04)

Basic	$1.14	$1.24	$(0.05)

Diluted before cumulative effect of change in accounting principle	$1.13	$1.21	$0.96
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(1.02)

Diluted	$1.13	$1.21	$(0.06)

Weighted average shares outstanding:
Basic	51,255	49,235	48,412

Diluted	51,463	50,438	49,845

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

					Due From	Capital
				Accumulated	Key Employees	Contributions
		Additional		Other	For Stock	Receivable		Total
	Common	Paid-In	Retained	Comprehensive	Purchase	From	Treasury	Shareholders'
	Stock	Capital	Earnings	Loss	Program	Shareholders	Stock	Equity

Balance at January 1, 2000	$481	$161,465	$124,435	$—	$(5,236)	$(2,618)	$—	$278,527

Issuance of shares under stock option plans (479,000 shares)	3	3,512	—	—	—	—	—	3,515
Issuance of shares of common stock to obtain Service Agreements (185,000 shares)	2	4,056	—	—	—	—	—	4,058
Repayment of loans from key employee for stock purchase program	—	(1,816)	—	—	3,632	816	—	2,632
Issuance of shares under orthodontist stock purchase program (22,700 shares)	1	1,444	—	—	—	—	—	1,445
Comprehensive loss:
Net loss	—	—	(2,854)	—	—	—	—	(2,854)
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	(127)	—	—	—	(127)

Comprehensive loss	—	—	—	—	—	—	—	(2,981)

Balance at December 31, 2000	487	168,661	121,581	(127)	(1,604)	(1,802)	—	287,196

Issuance of shares under stock option plans (868,000 shares)	9	10,629	—	—	—	—	—	10,638
Issuance of shares of common stock to obtain Service Agreements (16,000 shares)	1	483	—	—	—	—	—	484
Repayment of loans from key employee for stock purchase program	—	(559)	—	—	1,116	558	—	1,115
Issuance of shares under orthodontist stock purchase program (28,000 shares)	—	1,584	—	—	—	—	—	1,584
Issuance of stock in OrthAlliance merger (1,242,000 shares)	12	28,151	—	—	—	—	—	28,163
Key employee transaction	—	—	—	—	—	1,000	—	1,000
Comprehensive income:
Net income	—	—	61,134	—	—	—	—	61,134
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	(1,862)	—	—	—	(1,862)

Comprehensive income	—	—	—	—	—	—	—	59,272

Balance at December 31, 2001	509	208,949	182,715	(1,989)	(488)	(244)	—	389,452

Issuance of shares under stock option plans (258,000 shares)	2	1,238	—	—	—	—	—	1,240
Issuance of shares of common stock to obtain Service Agreements (23,000 shares)	—	398	—	—	—	—	—	398
Issuance of shares under orthodontist stock purchase program and incentive programs (73,000 shares)	1	1,757	—	—	—	—	—	1,758
Tax benefit from the exercise of stock options	—	5,742	—	—	—	—	—	5,742
Purchase of treasury stock (1,097,000 shares)	—	—	—	—	—	—	(15,027)	(15,027)
Repayment of loans from employee stock purchase program	—	(244)	—	—	488	244	—	488
Comprehensive income:
Net income	—	—	58,196	—	—	—	—	58,196
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	613	—	—	—	613

Comprehensive income	—	—	—	—	—	—	—	58,809

Balance at December 31, 2002	$512	$217,840	$240,911	$(1,376)	$—	$—	$(15,027)	$442,860

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$58,196	$61,134	$(2,854)
OPERATING ACTIVITIES:
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debt expense	4,518	701	373
Depreciation and amortization	22,924	19,825	15,175
Non-recurring recruiting expense	4,771	—	—
Deferred income taxes	47,595	(961)	(7,792)
Asset impairments	2,801	—	—
Non-controlling interest in subsidiary	(56)	56	—
Cumulative effect of change in accounting principle	—	—	50,576
Changes in operating assets and liabilities (net of acquisitions):
Service fees receivable	(48,445)	(23,961)	(13,549)
Service fee prepayments	(5,989)	—	—
Supplies inventory	(3,683)	(1,537)	889
Prepaid expenses and other	(1,429)	(3,202)	(2,309)
Amounts payable to affiliated practices	(5,783)	(1,534)	(4,404)
Accounts payable and other current liabilities	(13,346)	(10,881)	7,368

Net cash provided by operating activities	62,074	39,640	43,473
INVESTING ACTIVITIES:
Purchases of property, equipment and improvements	(14,612)	(22,077)	(20,271)
Proceeds from (sales of) available-for-sale investments	—	999	(16)
Intangible assets acquired	(10,386)	(16,471)	(28,246)
Advances to affiliated practices, net	(15,752)	(3,768)	(3,829)

Net cash used in investing activities	(40,750)	(41,317)	(52,362)
FINANCING ACTIVITIES:
Repayment of notes payable to affiliated practices	(4,763)	(1,035)	(500)
Repayment of long-term debt	(13,000)	(26,911)	(6,030)
Proceeds from long-term debt	684	26,159	7,483
Repayment of loans from key employee program	270	1,116	2,632
Purchase of treasury stock	(15,027)	—	—
Issuance of common stock	3,249	14,821	4,299

Net cash provided by (used in) financing activities	(28,587)	14,150	7,884

Effect of exchange rate changes on cash and cash equivalents	613	(2,991)	(127)
Net change in cash and cash equivalents	(6,650)	9,482	(1,132)
Cash and cash equivalents at beginning of year	14,172	4,690	5,822

Cash and cash equivalents at end of year	$7,522	$14,172	$4,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,592	$6,012	$4,271
Income taxes	$474	$38,623	$31,568
Non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$2,108	$29,083	$5,974
Acquisition of OrthAlliance:
Fair value of assets acquired	N/A	$166,332	N/A
Liabilities assumed	N/A	134,052	N/A

Net assets acquired	N/A	$32,280	N/A

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Orthodontic Centers of America, Inc. (the “Company”) provides business services to orthodontic and pediatric dental practices in 46 states and four foreign markets.

The Company provides purchasing, financial, marketing and administrative services under service, consulting and management service agreements (“Service Agreements”). The Company provides services to orthodontic and pediatric dental practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities (“Affiliated Practices”). Because the Company does not control the Affiliated Practices, it does not consolidate their financial results. The following table provides information about the Company’s Affiliated Practices as of December 31, 2002:

	Number of Affiliated Practices

Location	Orthodontic	Pediatric	Total

United States	315	28	343
Japan	21	—	21
Mexico	3	—	3
Puerto Rico	2	—	2
Spain	2	—	2

Total	343	28	371

These amounts exclude 44 affiliated orthodontic and pediatric dental practices that are in litigation with, and have stopped paying service fees to, OrthAlliance, Inc. (“OrthAlliance”) at December 31, 2002. The Company acquired OrthAlliance in November 2001.

The Company’s consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company’s services. These expenses generally include all practice-related expenses of the Affiliated Practices, excluding the practitioners’ compensation and professional insurance coverage.

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

ACCOUNTING CHANGE

Effective January 1, 2000, the Company adopted a change in accounting for revenue in connection with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). The cumulative effect of this accounting change, calculated as of January 1, 2000, was $50.6 million, net of income tax benefit of $30.6 million. The effect of this accounting change in 2000 was to reduce fee revenue by $26.3 million. The Company recognized revenue of $23.9 million in 2001 and $57.3 million in 2000 that was included in the adjustment as a result of the cumulative effect of the accounting change.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” on January 1, 2002, except for the provisions in SFAS No. 141 related to the business combination with OrthAlliance which was adopted on November 9, 2001. SFAS No. 141 requires that the purchase method of

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for such transactions.

CASH EQUIVALENTS

The Company considers all liquid investments with a maturity within three months from the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, service fees receivable, service fee prepayments, advances to affiliated practices and accounts payable approximate their fair values. Notes payable to affiliated practices and long-term debt, including current portion, approximate fair values because their interest rates are generally comparable to interest rates for similar debt or fluctuate with market rates.

REVENUE RECOGNITION

Fee revenue consists of amounts earned by the Company under the Service Agreements and recognized under the Company’s revenue recognition policy. Effective January 1, 2000, the Company changed its fee revenue recognition policy pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 summarizes certain of the Securities and Exchange Commission staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company recognizes fee revenue as follows: (A) the Company allocates the total amount of patient fees payable under a patient contract of an Affiliated Practice on a straight-line basis over the term of the patient contract (which generally averages about 26 months); (B) the Company then reduces that allocated amount by the portion that is retained or to be retained by Affiliated Practices (“Amounts Retained By Affiliated Practices”), which consists of (i) amounts collected in the relevant period and retained by affiliated practices under the terms of their Service Agreements and (ii) amounts not collected in the relevant period that we estimate will be retained by Affiliated Practices in future periods; and (C) the Company then offsets a portion of Amounts Retained By Affiliated Practices by adding amounts related to certain unreimbursed practice-related expenses incurred on behalf of Affiliated Practices and recorded as expenses in the Company’s consolidated statements of income. The Company recognizes these expense amounts as fee revenue to the extent Affiliated Practices generate sufficient patient fees receivable to secure reimbursement of the expenses.

Until amounts related to unreimbursed practice-related expenses are recognized as fee revenue under the Company’s revenue recognition policy, the Company’s rights to receive reimbursement for these expenses are not recorded on the Company’s balance sheet as service fees receivable, even though Affiliated Practices have a contractual obligation to reimburse the Company.

Under most of the Company’s Service Agreements, service fees are calculated based upon an allocation of a specified percentage of patient contract balances during the first month of treatment with the remainder allocated equally over the remaining term of the patient contracts, less amounts retained by Affiliated Practices. Because the Company recognizes fee revenue based on a straight-line allocation of patient contract balances, this may result in the Company recognizing a portion of its fee revenue after corresponding service fees have become contractually due under the Company’s Service Agreements.

Many of OrthAlliance’s Affiliated Practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. Because the Company recognizes fee revenue based on a straight-line allocation of patient contract balances, this results in the Company receiving cash in advance of recognizing certain fee revenue. The Company records these amounts as service fee prepayments and defers recognition of these amounts as fee revenue until they are recognized under the Company’s revenue recognition policy.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

SERVICE FEES RECEIVABLE

Service fees receivable represents fee revenue owed to the Company by its Affiliated Practices. Service fees receivable consists of three categories of fee revenue: (A) fee revenue related to patient fees receivable that have been billed to patients or third party payors (“billed patient fees receivable”); (B) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors (“unbilled patient fees receivable”), and (C) fee revenue related to certain unreimbursed practice-related expenses the Company has incurred on behalf of affiliated practices and recorded as expenses.

The Company recognizes fee revenue based in part on a straight-line allocation of Affiliated Practices’ patient contract balances over the terms of the patient contracts. This straight-line allocation includes billed patient fees receivable and unbilled patient fees receivable. A portion of the Company’s fee revenue also relates to certain unreimbursed practice-related expenses incurred on behalf of Affiliated Practices and recorded as expenses in the Company’s consolidated statements of income. The Company generally collects its service fees receivable when patient fees are billed and collected by or on behalf of the Company’s Affiliated Practices.

Service fees receivable are comprised of a current and long-term component. The current portion of service fees receivable consists of fee revenue related to billed patient fees receivable and unbilled patient fees receivable. The long-term component is the unreimbursed expense portion of service fee receivables, for which the Company is generally reimbursed over a five-year period.

Current Portion of Service Fees Receivable:

     Fee revenue related to billed patient fees receivable. Fee revenue related to billed patient fees receivable generally increase due to increases in the aggregate dollar amount of Affiliated Practices’ patient contracts, both from increases in the overall number of patient contracts and increases in the average amount of treatment fees charged per patient by Affiliated Practices, as well as increases in the average number of days between billing and collection of patient fees.

     Fee revenue related to unbilled patient fees receivable. The Company recognizes fee revenue based in part on a straight-line allocation of the patient contract balances of Affiliated Practices over the terms of the patient contracts (which average about 26 months). However, Affiliated Practices generally do not bill their patients on a straight-line basis. Rather, most Affiliated Practices use the Company’s recommended payment plan for their patients, which results in a disproportionate amount of patient fees being billed and collected at the end of the treatment term. This generally results in an increasing amount of service fees receivable over a patient’s term of treatment.

The Company’s recommended payment plan provides for no down payment, an initial record fee, equal monthly installments and a final retainer fee. The initial record fee is generally billed in the first month of treatment (along with one of the monthly installments) and is generally equal to the amount of one monthly installment. The final retainer fee is generally billed and collected in the final month of treatment and is generally equal to four times the monthly installment amount.

Under the Company’s revenue recognition policy, service fees relating to a patient contract, including the initial record fee and the final retainer fee, are recognized as fee revenue evenly over the course of the patient’s treatment, even though the initial record fee and the final retainer fee are generally billed and collected at the beginning and end of treatment, respectively. Payment of the initial record fee generally results in a service fee prepayment, because it is collected before the Company recognizes all of the related fee revenue. In contrast, the final retainer fee generally results in service fees receivable, because the Company recognizes related fee revenue before it is billed or collected. These service fees receivable gradually accumulate over the course of treatment until the final retainer fee is billed and collected in the final month.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Unreimbursed Expense Portion of Service Fees Receivable:

     Fee revenue related to reimbursable practice-related expenses. A portion of the Company’s fee revenue represents reimbursement of certain practice-related expenses incurred on behalf of Affiliated Practices and recorded as expenses in the Company’s consolidated statements of income. The Company generally recognize fee revenue relating to these expenses to the extent that Affiliated Practices generate sufficient patient fees receivable to secure reimbursement of the expenses.

Under the terms of most of the Company’s Service Agreements, Affiliated Practices generally reimburse the Company for certain practice-related expenses over a five-year period. These expenses include operating losses and other expenses for newly-developed or de novo centers (including those developed by existing practices), and depreciation expense related to property, equipment and improvements for existing and de novo centers. This generally results in an increasing amount of service fees receivable as the reimbursable practice-related expenses are recognized as fee revenue, until the expenses are actually reimbursed over the five-year period.

Unreimbursed practice-related expenses include:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. Under the terms of most of the Company’s Service Agreements, the Company generally fund these operating losses and defer reimbursement of the Affiliated Practice’s portion of the operating losses until the de novo center begins to generate operating profits. The Company records the related operating expenses in its consolidated statements of income when incurred. The Company generally charges the Affiliated Practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the Affiliated Practice usually begins to reimburse the Company for the operating losses over a five-year period. Mature practices may also occasionally generate operating losses, which are generally repaid in subsequent periods from amounts that otherwise would have been retained by the Affiliated Practice.

     Depreciation Expense Relating To Property, Equipment and Improvements. The Company generally purchases and provides the property, equipment and improvements used in Affiliated Practices. The Company depreciates property, equipment and improvements over their estimated useful lives and records the depreciation expense in the Company’s consolidated statements of income. Under the terms of most of the Company’s Service Agreements, Affiliated Practices generally reimburse the Company for their portion of the costs of these property, equipment and improvements over a five-year period. The Company charges the Affiliated Practice interest on these amounts at market rates.

Under the terms of the Company’s general form of Service Agreements, the Affiliated Practices pledge their patient fees receivable to the Company as collateral for the Company’s service fees. The Company is typically responsible for billing and collection of the patient fees receivable, which are conducted in the name of the applicable Affiliated Practice. Collections are generally deposited into a depository bank account that the Company establishes and maintains. Service fees receivable does not include any service fees receivable relating to certain OrthAlliance affiliated practices that are parties to litigation pending against OrthAlliance and who have ceased remitting service fees to OrthAlliance. See Notes 3 and 14 for additional information about these practices.

CREDIT RISK

The Company generally collects its service fees receivable from funds collected from patient fees receivable and deposited into depository bank accounts. This results in deferral of collection of a portion of the Company’s service fees receivable until the related patient fees receivable that have been pledged to the Company are collected and the funds are deposited. The Company does not generally charge Affiliated Practices any interest on these deferred balances of service fees receivable. For newly-developed centers (which typically generate operating losses during their first 12 months of operations), the Company generally defers payment of a portion of its service fees relating to unreimbursed expenses over a five-year period that generally commences in the second year of the center’s operations, and charges the Affiliated Practices interest on those deferred amounts at market rates. Pledged patient fees receivable which prove to be uncollectible have the effect of reducing the amount of service fees receivable collected by the Company.

The Company is exposed to credit risks of nonpayment of the Company’s service fees by Affiliated Practices. The Company is also exposed to credit risks of nonpayment of patient fees receivable pledged as collateral for the Company’s service fees, in that nonpayment of patient fees receivable may result in adjustment to the Company’s

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

service fees receivable if the Company does not seek recourse against the applicable Affiliated Practice for payment of the related service fees. The Company generally may seek recourse against an Affiliated Practice and their assets for nonpayment of the Company’s service fees. The Company manages such credit risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for service fees receivable.

In some cases, the Company has assisted Affiliated Practices in obtaining financing for their share of operating expenses by providing a guaranty of loans from a third-party lender. Information about amounts guaranteed by the Company is provided in Note 4.

ADVANCES TO AFFILIATED PRACTICES

Advances to Affiliated Practices generally represent interest-free and unsecured funds advanced to Affiliated Practices. Collection of advances to Affiliated Practices is highly dependent on the Affiliated Practices’ financial performance. Therefore, the Company is exposed to certain credit risk. However, management believes such risk is minimized by the Company’s involvement in certain business aspects of the Affiliated Practices. Management evaluates the collectibility of these advances based upon a number of factors relevant to the Affiliated Practices, including recent new patient contract performance, active patient base and center cost structure.

SUPPLIES INVENTORY

Supplies inventory consist of bands, brackets, wires and other supplies used for orthodontic and pediatric dental treatment and the costs of other removable or fixed appliances used prior to or after orthodontic treatment. Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are recorded at cost. All repair and maintenance expenses are recognized and expensed as incurred. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Leasehold improvements are amortized over the original lease terms, which are generally 5 to 10 years. The related depreciation and amortization expense was $12.7 million in 2002, $10.9 million in 2001 and $8.2 million in 2000.

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

unamortized portion of the intangible assets, at the current book value or sell its interests in the practice to another licensed orthodontist or pediatric dentist.

Subsequent to affiliation, an Affiliated Practice may acquire an existing practice, center or patient base. The Company may pay additional consideration to the Affiliated Practice to amend its Service Agreement to extend the Company’s affiliation to such newly acquired practice. Such an extension provides the Company with the opportunity to earn additional service fees. The consideration is allocated to an intangible asset.

Components of the Company’s intangible assets at December 31, 2002 and 2001 were as follows:

	December 31,

	2002	2001

	(in thousands)
Cost of intangible assets	$262,411	$261,036
Less accumulated amortization	42,028	31,760

Intangible assets, net	$220,383	$229,276

Intangible assets are amortized on a straight-line basis over the shorter of the term of the related Service Agreement or 25 years. Amortization expense relating to intangible assets was $10.3 million in 2002, $9.0 million in 2001 and $7.0 million in 2000. Intangible assets and the related accumulated amortization are written off when fully amortized.

The Company currently estimates that amortization expense for the Company’s intangible assets during each of 2003 through 2007 will be approximately $10.5 million, based on the Company’s intangible assets as of December 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” adopted by the Company on January 1, 2002. SFAS No. 144 requires the Company to evaluate whether events or circumstances have occurred that indicate all or a portion of the carrying amount of the Company’s long-lived assets may not be recoverable. The recoverability takes into account whether the intangible assets should be completely or partially written off or the amortization period accelerated based on management’s estimate of future service fees over the remaining term of the assets. If these long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value using estimated discounted cash flows. During 2002, the Company recorded impairments of approximately $516,000 related to intangible assets. In addition, the Company expensed approximately $2.3 million of property, equipment and improvements related to offices closed during 2002. These amounts are included as “Asset impairments” in the Company’s Consolidated Statements of Income.

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired or arising from a business combination. Goodwill relates to the acquisition of OrthAlliance. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company determined that goodwill was not impaired at December 31, 2002.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

ALLOWANCE FOR UNCOLLECTIBLE AMOUNTS

The Company maintains allowances for uncollectible amounts that could result from the Affiliated Practices’ inability to make required payments of service fees receivable and repayments of advances. At December 31, 2002 and 2001, the allowance for uncollectible service fees receivable was $5.1 million and $3.9 million, respectively. The allowance for uncollectible amounts of service fees receivable is calculated based on the aging of patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts which patients have not yet been billed. These amounts are estimates based on the Company’s experience in collecting patient fees receivable on behalf of Affiliated Practices. At December 31, 2002 and 2001, the allowance for uncollectible advances to affiliated practices was $2.4 million and $9.0 million, respectively. The Company estimates these uncollectible amounts based on its assessment of the Affiliated Practice’s ability to repay its obligations. See Schedule II — Valuation and Qualifying Accounts and Note 4 for additional information about allowances for uncollectible advances to Affiliated Practices.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.

INCOME TAXES

Income taxes are determined by the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

STOCK COMPENSATION ARRANGEMENTS

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees, primarily affiliated orthodontists, at fair value determined according to SFAS No. 123. The Company accounts for the incentive plans implemented in connection with the OrthAlliance merger in accordance with Emerging Issues Task Force Issue No. 96-18 and Issue No. 00-18.

FOREIGN CURRENCY

All assets and liabilities of the Company’s foreign subsidiaries are translated to U.S. dollars at the exchange rate as of the end of the period reported. Fee revenue and expenses are translated at the average exchange rate during the period reported. Foreign currency translation adjustments are reflected in accumulated other comprehensive loss as a separate component of the shareholders’ equity line item on the Company’s consolidated balance sheets.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s financial statements in order to conform to the current year’s presentation.

3.     BUSINESS COMBINATION WITH ORTHALLIANCE

On November 9, 2001, a newly-formed subsidiary of the Company merged with and into OrthAlliance. As a result of the merger, OrthAlliance became a wholly-owned subsidiary of the Company. OrthAlliance provides management and consulting services to orthodontic and pediatric dental practices throughout the United States. In the merger, each share of OrthAlliance Class A and Class B common stock was exchanged for 0.10135 shares of the

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Company’s common stock, with cash paid for fractional shares of the Company’s common stock. The Company issued approximately 1.2 million shares of common stock with a total value of $32.3 million, based on the last sale price of the Company’s common stock on the New York Stock Exchange on the day immediately preceding the merger ($26.05 on November 8, 2001). The Company also incurred approximately $4.2 million in merger-related expenses and assumed $134.1 million of liabilities. The Company believes that the OrthAlliance merger provided a unique opportunity for the Company to expand and affiliate with a large number of quality orthodontic and pediatric dental practices at a single time. The acquisition was accounted for using the purchase method of accounting. The results of operations of OrthAlliance subsequent to November 9, 2001 have been included in the Company’s consolidated statements of income. The results of OrthAlliance do not include results of operations relating to Service Agreements with certain Affiliated Practices that are parties to litigation pending against OrthAlliance and have ceased remitting service fees to OrthAlliance (the “Excluded OrthAlliance Affiliated Practices”).

Following the announcement of the merger, a number of OrthAlliance’s Affiliated Practices commenced litigation against OrthAlliance. The Affiliated Practices alleged, among other things, that OrthAlliance breached the terms of their Service Agreements by failing to provide certain services and/or that certain provisions of their Service Agreements may be unenforceable. In determining the purchase price allocation, the Company assigned no value to advances to Affiliated Practices, property, equipment and improvements, notes receivable, and Service Agreements relating to OrthAlliance Affiliated Practices that were engaged in litigation with OrthAlliance and had ceased remitting service fees to OrthAlliance as of December 31, 2002 because of the inherent uncertainties of the litigation process. Also, the allocation did not reflect any proceeds that may be received by OrthAlliance from these Affiliated Practices in consideration for certain assets or termination of their Service Agreements. The assignment of no value to assets related to these Affiliated Practices does not reflect a belief by management that these lawsuits have merit or that the plaintiffs will ultimately prevail in these actions. See Note 14 for further discussion of the Company’s legal proceedings.

At November 9, 2001, the purchase price was preliminarily allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed based on their estimated fair values. Changes made to this initial allocation are reflected in adjustments to goodwill during 2002. The final purchase price allocation is as follows (in thousands):

Current assets (excludes current deferred income taxes)	$10,428
Property, equipment and improvements	2,422
Intangible assets	19,298
Deferred income taxes	43,597
Notes receivable	2,946
Goodwill	87,641

Total assets acquired	166,332
Accounts payable	(11,468)
Accrued salaries and other accrued liabilities	(28,584)
Income tax payable	(1,315)
Service fee prepayments	(13,155)
Amounts payable to affiliated practices	(4,593)
Notes payable to affiliated practices	(15,437)
Long-term debt	(59,500)

Net assets acquired	$32,280

The Company does not expect to deduct goodwill from the OrthAlliance transaction for income tax purposes. OrthAlliance’s long-term debt was repaid in full at the completion of the merger using proceeds from the Company’s bridge credit facility and revolving line of credit. Intangible assets associated with OrthAlliance’s Service Agreements are amortized on a straight-line basis over the terms of the Service Agreements (up to 25 years), with a weighted-average life of approximately 20 years. A portion of the amortization expense generated with respect to these intangible assets is not deductible for federal income tax purposes.

During 2002, the Company made certain adjustments to its purchase price allocation, primarily to decrease certain advances to OrthAlliance Affiliated Practices to expected realizable value; to decrease property, equipment and improvements and intangible assets to their fair value; and to increase the liabilities assumed to reflect revised

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

estimated legal expenses related to litigation with OrthAlliance Affiliated Practices. The Company also recorded adjustments to deferred income taxes as a result of these changes. These adjustments increased goodwill to $87.6 million at December 31, 2002 from $71.8 million at December 31, 2001. Any future changes in the Company’s estimates of the fair value of the assets acquired and liabilities assumed in connection with the OrthAlliance acquisition will be reflected in the Company’s financial statements as the changes are made.

In connection with the OrthAlliance merger, the Company assumed liabilities for estimated employee severance and for operating lease agreements expected to be terminated. The severance accrual relates to approximately 30 OrthAlliance corporate employees. The operating lease payment accrual relates to facility leases assumed by the Company for facilities that are being vacated. Amounts accrued represent management’s estimates of the cost to exit these leases.

Components and activity for the liabilities assumed are as follows:

	Beginning	Charges and	December 31,	Charges and	December 31,
	balance	adjustments	2001	adjustments	2002

	(in thousands)
Accrued severance liability	$2,948	$369	$2,579	$2,295	$284
Accrued operating facility leases	1,257	54	1,203	403	800

	$4,205	$423	$3,782	$2,698	$1,084

At December 31, 2002, the balance of these accrued liabilities for severance and operating facility leases of approximately $1.1 million is included in “accrued salaries and other accrued liabilities” on the Company’s consolidated balance sheets.

The following summarized unaudited pro forma income statement data reflects the impact that the OrthAlliance merger would have had on the Company’s results of operations in 2001, had the acquisition taken place at January 1, 2001 (in thousands, except per share data):

Year Ended
December 31,
2001*

(unaudited)
Fee revenue	$423,572
Net income	$67,003
Diluted net income per share	$1.30

*	These pro forma results do not include results of operations relating to Service Agreements with OrthAlliance Affiliated Practices that were engaged in litigation with OrthAlliance and had stopped paying service fees to OrthAlliance as of December 31, 2001. See Note 14 for further discussion on litigation involving OrthAlliance.

The pro forma results include changes in amortization of the intangible assets, property, equipment and improvements resulting from the purchase price allocation, and interest expense on debt assumed to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the OrthAlliance merger had been completed as of January 1, 2001, nor are they necessarily indicative of future consolidated results.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

4. TRANSACTIONS WITH AFFILIATED PRACTICES

The following table summarizes amounts paid by the Company to Affiliated Practices to obtain or amend Service Agreements with Affiliated Practices and to acquire related assets for the years ended December 31, 2002, 2001 and 2000:

		Consideration

	Total
	Acquisition	Notes			Common Stock
	Costs	Payable	Cash	Common Stock	Shares Issued

	(in thousands)
2002	$12,494	$1,710	$10,386	$398	23
2001*	17,405	450	16,471	484	16
2000	34,220	1,255	28,246	4,719	227

*	Excludes merger consideration issued in the business combination with OrthAlliance on November 9, 2001.

In connection with the OrthAlliance merger and subsequent integration of OrthAlliance’s Affiliated Practices, OrthAlliance entered into amendments to Service Agreements with many of OrthAlliance’s Affiliated Practices. These amendments generally provide that the Affiliated Practice will use the Company’s proprietary computer software and business systems in connection with the business functions of the practice. In addition, the Affiliated Practices are to maintain the current status of the advertisement or non-advertisement, as the case may be, of the practice to the general public, unless OrthAlliance otherwise agrees. The Affiliated Practices also agreed to continue to employ the affiliated orthodontists or pediatric dentists for a minimum number of years following the OrthAlliance merger. The affiliated practitioners also agreed to guarantee the performance of his or her professional corporation under the Service Agreement during the term of his or her employment. Certain of the amendments also extended the remaining term of the Service Agreement and provided for transition of the practice to a successor practitioner and an enhanced covenant not to compete. In 2002, the Company paid $6.5 million to OrthAlliance affiliated practitioners in connection with these amendments. See “Note 9. Benefit Plans—Orthodontist Incentive Programs.”

Net advances to Affiliated Practices totaled $30.5 million and $27.6 million at December 31, 2002 and 2001, respectively. Of the advances at December 31, 2002, approximately $4.6 million was to Affiliated Practices that generated operating losses during the three months ended December 31, 2002 and approximately $8.4 million was to Affiliated Practices in international locations. Of the advances to Affiliated Practices at December 31, 2001, approximately $3.8 million was to Affiliated Practices that generated operating losses during the three months ended December 31, 2001 and approximately $5.3 million was to Affiliated Practices in international locations.

As part of the allocation of the OrthAlliance purchase price (discussed in more detail in Note 3), the Company assigned no value to advances to OrthAlliance Affiliated Practices that were parties to pending litigation and had ceased paying fees to OrthAlliance. Due to the uncertainty of the recoverability of these assets, the Company recorded an allowance for uncollectible amounts of $9.0 million related to such advances at December 31, 2001. During 2002, in finalizing allocation of the OrthAlliance purchase price, the Company reassessed the advances to OrthAlliance Affiliated Practices and determined that an additional allowance of $9.4 million was needed to adjust these advances to fair value. As discussed in Note 3, a corresponding adjustment to goodwill and deferred taxes was recorded. In addition, during 2002, the Company provided an allowance of $2.4 million for certain other advances to Affiliated Practices that the Company believes will not be realizable.

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as the practices in the centers begin to build a patient base. A new center typically begins to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements for newly developed orthodontic centers, the Company entered into an agreement with a financial institution under which the financial institution funds these operating losses and capital improvements. The Company remains a guarantor of the related debt. At December 31,

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

2002 and 2001 the Company was a guarantor for approximately $0.7 million and $1.9 million, respectively, of loans under this arrangement. Of these amounts, approximately $0.1 million related to Affiliated Practices that generated operating losses during the three months ended December 31, 2002 and 2001, respectively. The Company generally no longer guarantees new debt for its Affiliated Practices.

In connection with the merger with OrthAlliance, the Company acquired promissory notes from certain of OrthAlliance’s Affiliated Practices that are payable to OrthAlliance. Generally, principal and accrued interest under these promissory notes are payable in monthly installments, with interest accruing at the prime interest rate plus 1.0% per year. Generally, these notes have maturity dates ranging from three to five years, are unsecured and are personally guaranteed by the respective practitioners. As of December 31, 2002, the amount due from these Affiliated Practices was $1.1 million. The Company also has promissory notes due from other Affiliated Practices totaling $2.1 million at December 31, 2002. Notes receivable from Affiliated Practices are included in Other Assets on the Company’s consolidated balance sheets.

5.     OTHER NONCURRENT ASSETS AND LIABILITIES

Other noncurrent assets and liabilities consisted of the following:

	December 31,

	2002	2001

	(in thousands)
Other assets:
Notes receivable, net	$3,180	$2,487
Deposits	3,657	3,522
Other assets	203	164

	$7,040	$6,173

Accounts payable:
Accounts payable	$5,837	$7,329
Bank overdraft	2,211	3,992

	$8,048	$11,321

Accrued salaries and other accrued liabilities:
Salaries and payroll taxes	$3,624	$3,648
Accounting and legal fees	10,899	5,894
Severance liability	284	2,579
Operating facility leases	800	1,203
Vacation and sick pay	1,504	1,683
Rent	2,211	1,979
Other	1,298	1,156

	$20,620	$18,142

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

6. PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consisted of the following:

	December 31,

	2002	2001

	(in thousands)
Leasehold improvements	$73,703	$61,784
Furniture and fixtures	64,990	60,995
Other equipment	209	192
Centers in progress	490	6,947

	139,392	129,918
Less accumulated depreciation and amortization	49,332	38,075

Property, equipment and improvement, net	$90,060	$91,843

Depreciation expense was $12.7 million and $10.9 million for the years ended December 31, 2002 and 2001, respectively.

7.     DEBT AND NOTES PAYABLE

The Company’s debt consisted of the following as of the date indicated:

	December 31,

	2002	2001

	(in thousands)
Senior Credit Facility (see discussion below)	$69,232	$69,000
Senior Bridge Credit Facility (see discussion below)	37,000	50,000
Notes payable to Affiliated Practices, interest rates from 6% to 10%, with maturity dates ranging from 2003 to 2005, unsecured	9,970	11,624
Notes payable to affiliates of Goldman Sachs, fixed rate of 9%, with maturity dates during 2003	3,029	3,976

	119,231	134,600
Less current portion	16,720	4,036

	$102,511	$130,564

The aggregate maturities of long-term debt as of December 31, 2002 for each of the next five years follows (in thousands): 2003—$16,720; 2004—$11,835; 2005—$9,360; 2006—$84, and 2007—$0. Included in these amounts are expected maturities on the $25.0 million term loan component of the New Credit Facility (as defined below). These amounts exclude any amounts borrowed under the $100.0 million revolving line of credit component of the New Credit Facility.

During 2002, the Company maintained a $100.0 million revolving line of credit (the “Senior Credit Facility”), of which $69.2 million was outstanding at December 31, 2002. During 2002, the Senior Credit Facility was comprised of borrowings in U.S. dollars and Japanese yen. As part of the refinancing discussed below, the Company increased borrowings in U.S. dollars to repay all borrowings outstanding in Japanese yen during the fourth quarter of 2002. The weighted-average interest rate outstanding on the Senior Credit Facility as of December 31, 2002 and 2001 was 6.2% and 4.0%, respectively. The interest rate on the Senior Credit Facility was based on LIBOR, plus an applicable margin, as determined by the Senior Credit Facility. Also during 2002, the Company had a $50.0 million bridge credit facility (the “Bridge Credit Facility”), of which $37.0 million was outstanding at December 31, 2002. The interest rate outstanding on the Bridge Credit Facility was 5.50% and 4.15% at December 31, 2002 and 2001, respectively. The Senior Credit Facility and the Bridge Credit Facility were replaced with a new credit facility in 2003, as discussed below.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Each of these credit facilities required the Company to maintain certain financial and nonfinancial covenants under the terms of the agreements, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum consolidated net worth ratio. Each of these credit facilities also restricted certain activities of the Company, including the payment of any cash dividends. At December 31, 2002, the Company was in compliance with the covenants and restrictions of these credit facilities.

At December 31, 2002, the Company also had a $3,000,000 line of credit with a financial institution, of which none was outstanding.

On January 2, 2003, the Company obtained a three-year, $125.0 million credit facility (the “New Credit Facility”). The New Credit Facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. Approximately $109.9 million was initially borrowed under the New Credit Facility to retire the Senior Credit Facility, the Bridge Credit Facility and to pay related transaction fees, including the full $25.0 million available under the term loan component. The term loan is fully amortizing over three years with level, quarterly principal payments of $2.1 million, plus interest. The New Credit Facility is secured by a pledge of the capital stock of the Company’s operating subsidiaries. Borrowings under the credit facility generally bear interest at margins over the Eurodollar rate ranging from 1.50% to 2.50%, and such margin is based on the Company’s leverage ratio as computed under the New Credit Facility. As of January 2, 2003, the applicable the Eurodollar rate margin was 2.0%. The Company terminated the $3,000,000 line of credit described in the paragraph above in connection with the New Credit Facility.

The New Credit Facility requires the Company to maintain certain financial and nonfinancial covenants under the terms of the agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The New Credit Facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of the Company’s common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity.

8.     LEASES

Facilities for the Company’s Affiliated Practices and administrative offices are generally rented under long-term leases accounted for as operating leases. The original lease terms are generally 5 to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future rental commitments as of December 31, 2002 are as follows (in thousands):

2003	$19,866
2004	13,132
2005	6,659
2006	4,055
2007	2,420
Thereafter	2,704

Total	$48,836

Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows:

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Minimum rentals	$25,246	$19,896	$15,589
Additional rentals	13,499	11,129	8,521
Sublease income	(250)	(157)	(137)

	$38,495	$30,868	$23,973

9.     BENEFIT PLANS

EMPLOYEE AND DIRECTOR STOCK OPTION PLANS AND WARRANTS

Incentive Stock Plan. The Company has reserved 3,400,000 of its authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the “Incentive Option Plan”). Options may be granted to officers, directors and employees of the Company for terms not longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal installments beginning two years after the grant date and expire 10 years after the grant date. At December 31, 2002, options to purchase a total of 2,027,892 shares of the Company’s common stock were outstanding under the Incentive Option Plan.

Non-Qualified Stock Option Plan for Non-Employee Directors. The Company has reserved 600,000 of its authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the “Director Option Plan”). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on January 1 of each year to each non-employee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after the grant date and expire 10 years after the grant date, unless canceled sooner due to termination of service or death. At December 31, 2002, options to purchase a total of 50,400 shares of the Company’s common stock were outstanding under the Director Option Plan.

OrthAlliance Stock Option Plans. As a result of the merger with OrthAlliance, holders of stock options granted under OrthAlliance’s stock option plans and holders of warrants to purchase shares of OrthAlliance’s common stock became eligible to exercise those options and warrants for shares of the Company’s common stock. The number of shares subject to those options and warrants, and their exercise price, were adjusted based on the exchange ratio in the merger of 0.10135. Holders of stock options granted under the OrthAlliance’s Amended and Restated 1997 Employee Stock Option Plan, OrthAlliance’s 2000 Employee Stock Option Plan, and OrthAlliance’s 1997 Director Stock Option Plan had options to purchase 116,640 shares, 14,189 shares, and 29,898 shares, respectively, of the Company’s common stock at December 31, 2001. In connection with OrthAlliance’s initial public offering in 1997, OrthAlliance granted warrants to purchase shares of OrthAlliance’s common stock. At December 31, 2001, warrants to purchase 55,096 shares of the Company’s common stock were outstanding. According to the terms of these stock option plans and the warrants, all of the stock options outstanding under these plans and the warrants terminated during 2002. No options or warrants were exercised prior to the termination dates of these options or warrants during 2002. These OrthAlliance stock option plans have been terminated.

Pro Forma Disclosure for Employee Stock Options. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

	2002	2001	2000

Risk-free interest rate	6.30%	6.30%	6.52%
Dividend yield:
Volatility factor	0.671	0.535	0.553
Weighted-average expected life	7.19 years	5.53 years	6.43 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the option’s vesting period. Had the Company’s stock-based compensation plans been determined based on the fair value at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts (before the effect of the change in accounting principle in 2000) indicated below:

	2002	2001	2000

	(in thousands, except per share data)
Income before cumulative effect of change in accounting principle, as reported	$58,196	$61,134	$47,722
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,366	1,401	1,255

Pro forma net income	56,830	59,733	46,467

Net income per share:
Basic, as reported	$1.14	$1.24	$0.99
Basic, pro forma	1.11	1.21	0.96
Diluted, as reported	1.13	1.21	0.96
Diluted, pro forma	1.10	1.19	0.93

ORTHODONTIST STOCK OPTION PLANS

Restricted Stock Option Plan. The Company has reserved 2,000,000 of its authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (the “Orthodontist Option Plan”). Options may be granted to orthodontists who own an Affiliated Practice which has a service or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after grant date and expire 10 years after grant date. At December 31, 2002, options to purchase a total of 608,338 shares of the Company’s common stock were outstanding under the Orthodontist Option Plan. Expense of approximately $52,000, $593,000 and $110,000 has been recognized for the Orthodontist Option Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

OrthAlliance Orthodontist Stock Option Plans. OrthAlliance had two existing stock option plans available to its affiliated practitioners at the time of the OrthAlliance merger. As a result of the merger with OrthAlliance, holders of stock options granted under OrthAlliance’s stock option plans became eligible to exercise those options for shares of the Company’s common stock. The number of shares subject to those options, and their exercise price, were adjusted based on the exchange ratio in the merger of 0.10135.

At December 31, 2002, options to purchase 9,817 shares of the Company’s common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance’s 1999 Orthodontist Stock Option Plan (“OrthAlliance 1999 Orthodontist Plan”), and options to purchase 8,849 shares of the Company’s common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance’s 1997 Orthodontist

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Stock Option Plan (“OrthAlliance 1997 Orthodontist Plan”). Options granted under the OrthAlliance 1997 Orthodontist Plan and OrthAlliance 1999 Orthodontist Plan vested at grant, are exercisable in whole or in installments and expire five years and three years, respectively, from the grant date. The Company does not intend to grant any additional options under the OrthAlliance 1999 Orthodontist Plan or OrthAlliance 1997 Orthodontist Plan.

ORTHODONTIST INCENTIVE PROGRAMS

In connection with the merger with OrthAlliance and integration of the OrthAlliance Affiliated Practices, the Company implemented seven incentive programs. Under these programs, shares of the Company’s common stock or promissory notes could be granted in installments to orthodontists and pediatric dentists who were owners and employees of professional entities that were parties to service, consulting or management service agreements with OrthAlliance and its subsidiaries and who, along with their professional entities, entered into an amendment to the Affiliated Practice’s service, consulting or management service agreement and employment agreement or new service agreement. Participation in each of the programs was also conditioned upon, among other things, execution of a participation agreement and completion of the merger with OrthAlliance. Issuance of shares of the Company’s common stock and payments under the promissory notes are made in annual installments and subject to certain conditions. Installment payments of shares of the Company’s common stock and promissory notes under these incentive programs have been recorded as an intangible asset on the Company’s consolidated balance sheet. The Company expects to record as an intangible asset future installments of shares of our common stock and promissory notes that may be paid under the incentive programs. Some of OrthAlliance’s affiliated practitioners became eligible to participate in three of these incentive programs, the Stock Pool Program, Target Stock Program and the OrthAlliance Stockholder Value Program. None of the practitioners met the eligibility requirements to participate in the four other programs.

Stock Pool Program. To be eligible to participate in the Company’s Stock Pool Program, as amended, the OrthAlliance affiliated practitioners must have entered into either an amendment to their service, consulting or management service agreement and an amendment to their employment agreement or a new Service Agreement with the Company. The amounts earned by participants are based on the amount of service fees paid to OrthAlliance or its subsidiaries, the number of months that they had been a party to a service, consulting or management service agreement with OrthAlliance or its subsidiaries, and the date on which they entered into the amendments or new Service Agreements.

Amounts earned under this plan are dependent on the amount of service or consulting fees paid to OrthAlliance. Fees paid to OrthAlliance during the twelve months after the merger must be at least 90% of the amount of service or consulting fees paid to OrthAlliance during and for the twelve calendar months immediately preceding the completion of the merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the third anniversary of the OrthAlliance merger, then the installment of shares would be issuable at that time. Shares are issuable in three annual installments, with one-third of the shares to be issued following each of the first, second and third anniversaries of the completion of the OrthAlliance merger. There were nine participants at December 31, 2002 who were eligible to be granted up to a total of 11,225 shares of the Company’s common stock.

A participant who entered into either an additional amendment to his or her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new business services agreement with the Company by a certain date could elect to receive a promissory note in lieu of all shares of the Company’s common stock that such participant may otherwise be issued under the Stock Pool Program. As of December 31, 2002, 52 participants had elected to receive future payments during the next two years under promissory notes, if all conditions are met under this program, totaling $2.3 million instead of shares of common stock. During 2002, the Company paid approximately $1.2 million to affiliated practitioners under this program.

Target Stock Program. To be eligible to participate in the Company’s Target Stock Program, as amended, the OrthAlliance affiliated practitioners must have entered into either an amendment to their service, consulting or management service agreement and an amendment to their employment agreement or a new Service Agreement. Under the Target Stock Program, the participants could be granted shares of the Company’s common stock, or a promissory note at the Company’s election, with a value equal to three times 70% of the amount of service fees that their respective professional entities paid OrthAlliance or its subsidiaries during the 12 months prior to completion

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

of the OrthAlliance merger, provided that the amount of service fees they pay in the third year following completion of the merger is at least 70% greater than that amount. If the service fees increase by less than 70%, then the participant will receive a pro rata amount of shares of the Company’s common stock or a promissory note. At December 31, 2002, there were 60 participants in the program. The total potential dollar value of the Company’s common stock that may be issued under the program is approximately $22.5 million, if all conditions under this program are met.

Under the program, the number of shares to which a participant may be entitled is based upon the market price of the Company’s common stock near the third anniversary of the OrthAlliance merger. Shares are issuable in four annual installments, with one-fourth of the shares to be issued following each of the fifth, sixth, seventh and eighth anniversaries of the completion of the OrthAlliance merger if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that anniversary is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the completion of the OrthAlliance merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the eighth anniversary of the OrthAlliance merger, then the installment of shares would be issuable at that time. If a participant entered into either an additional amendment to his or her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new Service Agreement with the Company by a certain date, then the dates on which shares of the Company’s common stock may be issued to that participant under the Target Stock Program would be accelerated by one year (with one-fourth of the shares to be issued following each of the fourth, fifth, sixth and seventh anniversaries of the completion of the OrthAlliance merger).

Stockholder Value Program. To be eligible to participate in the OrthAlliance Stockholder Value Program, as amended, the OrthAlliance affiliated practitioners must have entered into an addendum to their service, consulting or management service agreement with OrthAlliance and its subsidiaries, in which they agreed to use the Company’s systems upon completion of the merger, or have entered either into an amendment to their service, consulting or management service agreement and an amendment to their employment agreements or a new Service Agreement, and have received shares of OrthAlliance common stock as 50% or more of the consideration paid to them in connection with their initial affiliation with OrthAlliance or one of its subsidiaries.

Under the OrthAlliance Stockholder Value Program, the participants were eligible to receive a base amount of 2,000 shares of the Company’s common stock and an additional number of shares of the Company’s common stock based on the amount of service fees paid to OrthAlliance or its subsidiary during the 12 months ended March 31, 2001 and the amount of consideration paid to such participant in connection with his or her original affiliation with OrthAlliance or its subsidiary. Amounts earned under this program are based on the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that anniversary is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the completion of the OrthAlliance merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the fifth anniversary of the OrthAlliance merger, then the installment of shares would be issuable at that time. If a participant entered into either an additional amendment to his or her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new Service Agreement with the Company by a certain date, then the dates on which shares of the Company’s common stock may be issued to that participant under the OrthAlliance Stockholder Value Program would be accelerated by one year (with one-fourth of the shares to be issued following each of the first, second, third and fourth anniversaries of the completion of the OrthAlliance merger) and the participant could elect to receive a promissory note in lieu of all shares of the Company’s common stock that the participant may otherwise be issued under the OrthAlliance Stockholder Value Program. As of December 31, 2002, 24 participants had elected to receive payments under promissory notes during the next three years totaling $4.5 million instead of shares of common stock, if all conditions are met under this program. During 2002, the Company paid $1.5 million to participants under this program.

During 2002, the Company implemented the Stock Pool II and Target Stock II incentive programs for OrthAlliance Affiliated Practices to integrate the OrthAlliance Affiliated Practices into the Company’s system. To be eligible to participate in these incentive programs, a participant must, among other things, enter into an amendment to his or

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new Service Agreement with the Company.

Stock Pool II Program. Amounts to be issued under the Company’s Stock Pool II Program, as amended, are based on service fees paid to OrthAlliance or its subsidiaries for the twelve months ended October 31, 2001. Participants in the program are eligible for awards that are payable, at their election, in shares of the Company’s common stock or a promissory note. Awards under the program are subject to various conditions specified in the program and are issuable in four annual installments of 25% of the total amount to be issued if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that installment date is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months ending October 31, 2001. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during the subsequent twelve calendar month periods immediately preceding a subsequent installment date, then the installment would be issuable at that time. If the required amendments to the service, consulting or management service agreements and employment agreement or the new service agreement were entered into by October 10, 2002, then the first annual installment was due on November 9, 2002. If the required amendments or new service agreement were entered into between October 2, 2002 and December 31, 2002, then the first annual installment will be due on the first anniversary of the amendment or new service agreement date.

During 2002, the Company paid $3.8 million to participants under this program. At December 31, 2002, there were 57 eligible participants in the Stock Pool II program who were eligible to receive future payments under promissory notes in an aggregate amount of up to $11.5 million, if all conditions are met under this program.

Target Stock II Program. Amounts to be issued under the Company’s Target Stock II Program, as amended, are based on a value equal to three times the increase, up to 70%, in service fees paid to OrthAlliance in the third year following the completion of the OrthAlliance merger compared to service fees paid to OrthAlliance during the 12 months prior to the merger. Awards under the program are subject to various conditions specified in the program. These awards are issuable in four annual installments of 25% of the total amount to be issued if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that installment date is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the OrthAlliance merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during the subsequent twelve calendar month periods immediately preceding a subsequent installment date, then the installment would be issuable at that time. The first installment under the program is payable beginning on the fourth anniversary of the OrthAlliance merger. Awards are payable in shares of the Company’s common stock or a promissory note, at the Company’s election. At December 31, 2002, there were five eligible participants in the Target Stock II Program who were eligible to receive future payments under promissory notes totaling $2.5 million, if all conditions are met under this program.

STOCK PURCHASE PROGRAMS

Orthodontist Stock Purchase Plan. Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company. Under the program, a participating orthodontist contractually commits, generally at the time they enter into a Service Agreement, to purchase a certain amount of the Company’s common stock over a period of years. Shares under the program are purchased over a period of 12 years, with payments and issuance beginning two years after the participating orthodontist commits to purchase the shares. There are restrictions on transfer of shares purchased under this program, which lapse as to 2% of the shares in years 3, 4, and 5 following the commitment to purchase, as to 26% of the shares in year 6, as to 2% of the shares in years 7 and 8, as to 30% of the shares in year 9, as to 2% of the shares in years 10 and 11 and as to 30% of the shares in year 12.

During the year ended December 31, 2002, approximately 70,000 shares of the Company’s common stock were issued under the program, and participating orthodontists had committed to purchase a total of 1,828,742 shares of the Company’s common stock under the program at December 31, 2002.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Employee Stock Purchase Plan. The Company has reserved 200,000 of the authorized shares of its common stock for issuance under the Company’s 1996 Employee Stock Purchase Plan (the “Employee Purchase Plan”), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum number of whole shares of common stock at a price per share equal to 85% of the closing price of the common stock as reported on the New York Stock Exchange on the applicable purchase date or the first trading date of the year, whichever is lower. As of December 31, 2002, an aggregate of 48,890 shares had been issued under the Employee Purchase Plan.

SUMMARY OF OUTSTANDING OPTIONS AND WARRANTS

A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, 2002, 2001 and 2000 follows:

	2002		2001		2000

	Shares	Weighted	Shares	Weighted	Shares	Weighted
	subject	average	subject to	average	subject	average
	to	exercise	options/	exercise	to	exercise
	options	price	warrants	price	options	price

Options and warrants outstanding at beginning of year	3,468,821	$16.77	3,857,414	$12.28	4,333,585	$11.63
Options granted during year	238,705	21.33	475,128	15.35	302,466	15.33
Existing OrthAlliance options and warrants	N/A	N/A	234,489	75.93	N/A	N/A
Options exercised during year	(257,808)	4.08	(868,000)	12.50	(479,473)	10.49
Options and warrants forfeited/canceled during year	(701,236)	12.21	(230,210)	14.31	(299,164)	15.25

Options and warrants outstanding at end of year	2,748,482	13.75	3,468,821	16.77	3,857,414	12.28

Options and warrants exercisable at end of year	1,632,961	11.0	1,794,260	18.47	2,242,142	10.26

Weighted average fair value of options granted during the year		$12.14		$11.50		$11.31

The shares of the Company’s common stock subject to options and warrants at December 31, 2002 were in the following exercise price ranges:

	Options and Warrants Outstanding			Options and Warrants Exercisable

		Average		Number of	Weighted
	Number of	Contractual	Weighted	Shares	Average
	Shares Subject to	Life	Average	Subject to	Exercise
Exercise Price	Options/Warrants	(years)	Exercise Price	Options/Warrants	Price

$2.75 - $4.75	453,674	2.01	$3.19	453,674	$3.19
$5.22 - $11.00	107,627	5.72	8.12	66,822	6.90
$11.56 - $16.56	1,064,193	5.28	12.98	880,123	12.94
$17.38 - $24.19	859,167	5.90	19.83	197,921	18.61
$24.80 - $32.94	263,821	8.73	27.62	34,421	26.94

DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee’s contribution to the plan, up to a maximum of $600 per year. Matching contributions totaled $410,000, $342,000 and $292,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

At the date of the OrthAlliance merger, OrthAlliance sponsored a 401(k) plan for all eligible, non-highly compensated employees with at least twelve months of employment with OrthAlliance. The plan was merged into the Company’s 401(k) plan in 2002.

10.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Service fees receivable	$—	$55,717
Service fee prepayments	3,192	4,240
Net operating losses	26,480	—
Accrued liabilities	7,066	3,245
Foreign currency	834	1,129

Total deferred tax assets	37,572	64,331

Deferred tax liabilities:
Intangible assets	$(7,337)	$(3,243)
Property, equipment and improvements	(693)	(20)

Total deferred tax liabilities	(8,030)	(3,263)

Net deferred tax asset	$29,542	$61,068

Components of the provision (benefit) for income taxes (before the tax effect of the change in accounting principles in 2000) were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Current	$(6,268)	$38,034	$36,341
Deferred	41,559	(961)	(7,792)

Total	$35,291	$37,073	$28,549

A reconciliation of income taxes computed at the federal statutory rates to the provision for income taxes (before the tax effect of the change in accounting principle in 2000) is:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Tax at federal statutory rates	$32,720	$34,372	$25,551
Other, primarily state income taxes	2,571	2,701	2,998

Total	$35,291	$37,073	$28,549

In April 2002, the Company filed an application with the Internal Revenue Service (“IRS”) to change the Company’s tax accounting method of recognizing revenue to conform to the Company’s method of recognizing revenue for financial reporting purposes. The Company did not make any estimated federal income tax payments during 2002 based on the expectation that the change in accounting would alleviate the Company’s tax liability for estimated tax installments for 2002. On January 10, 2003, the IRS granted the Company the requested change in tax accounting which reduced the Company’s federal and state income tax liability by approximately $55.7 million. The Company has reduced the long-term deferred tax assets for the Company’s federal and state income tax liability for 2002 and expects the deferred tax assets will offset a portion of federal and state income tax payable for 2003. The tax benefit from the change in tax accounting method does not have an effect on the Company’s effective tax rate. If the net operating losses are not used, they will expire between 2017 and 2022.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

In 2002, the Company recorded a tax benefit relating to the exercise of stock options in 2002 and 2001. The effect of this tax benefit was approximately $5.7 million, which is included in the line item captioned “Tax benefit from the exercise of stock options” in the Company’s Statements of Shareholders’ Equity.

11.     TREASURY STOCK

On August 6, 2002, the Board of Directors of the Company approved a common stock repurchase program. Under the program, the Company may repurchase up to 2.0 million shares of the Company’s common stock from time to time in the open market at prevailing market prices or in privately-negotiated transactions during the 18 months following approval of the repurchase program. In 2002, the Company repurchased approximately 1.1 million shares of the Company’s common stock for an aggregate purchase price of approximately $15.0 million. The shares were repurchased in the open market at prevailing market prices using cash from operations. The repurchased shares are held in treasury for use in connection with the Company’s stock option plans, stock programs, incentive programs and acquisitions, and for other general corporate purposes. The treasury stock is accounted for using the cost method. On January 2, 2003, the Company entered into a new credit facility that permits additional repurchases of shares of the Company’s common stock under certain conditions.

12.     NON-RECURRING RECRUITING EXPENSE

On April 30, 2002, the Company reached agreement with a former employee on the number of affiliated orthodontists that the former employee was credited with recruiting and the amount payable to the former employee in consideration for his prior services. These amounts had been disputed by the parties and were the subject of a lawsuit pending between the parties. On May 10, 2002, that lawsuit was dismissed, and the Company paid the former employee approximately $8.0 million in cash and forgave approximately $4.8 million of indebtedness owed by the former employee to the Company. These amounts have been included in the Company’s Consolidated Statements of Income for 2002 as a non-recurring recruiting expense. The Company does not have similar recruiting arrangements with any other employee or affiliated practitioner.

13.     NET INCOME PER SHARE

The calculation of net income per share is performed using the treasury stock method. Computations of basic and diluted earnings per share are presented below:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Numerator:
Income before cumulative effect of accounting change for basic and diluted earnings per share	$58,196	$61,134	$47,722
Cumulative effect of changes in accounting principles, net of income tax benefit	—	—	(50,576)

Net income (loss) for basic and diluted earnings per share	$58,196	$61,134	$(2,854)

Denominator:
Denominator for basic earnings per share	51,255	49,235	48,412
Effect of dilutive securities	208	1,203	1,433

Denominator for diluted earnings per share	51,463	50,438	49,845

14.     COMMITMENTS AND CONTINGENCIES

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

On May 12, 2000, two plaintiffs filed an action against the Company alleging that the Company breached an agreement to settle an earlier lawsuit by one of these plaintiffs regarding a proposed, but never completed, affiliation

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

with that plaintiff, and that the Company fraudulently induced the plaintiff to settle the earlier lawsuit. A trial in this action was completed on March 13, 2002, and a judgment was rendered in favor of the plaintiffs, who were awarded compensatory and punitive damages and attorneys fees. The Company and the plaintiffs entered into a settlement agreement in February 2003, and filed for dismissal of the lawsuit. The Company has adequately reserved for the amounts paid to settle this matter, which did not have a material adverse effect on the Company’s financial position and results of operations.

Approximately 46 OrthAlliance Affiliated Practices have filed actions against OrthAlliance that were pending in courts in a number of states as of December 31, 2002. In these lawsuits, the plaintiffs have generally alleged that OrthAlliance breached their respective service, management service or consulting agreements with OrthAlliance, and that these agreements and the employment agreements between the practitioners and their professional corporations violate state laws prohibiting fee splitting and the corporate practice of dentistry. Certain of the plaintiffs have also alleged that OrthAlliance fraudulently induced the plaintiffs to enter into the service, management service or consulting agreements, that OrthAlliance breached a fiduciary duty allegedly owed to the plaintiffs and that OrthAlliance has been unjustly enriched under these agreements. The plaintiffs seek, among other things, actual or compensatory damages, an accounting of fees paid to OrthAlliance under their service, management service and consulting agreements and a recovery of amounts improperly paid, a declaratory judgement that their service, management service or consulting agreements and their employment agreements (including the covenants not to compete) are illegal or against public policy and therefore void and unenforceable, a declaratory judgment that the service, management service and consulting agreements are not assignable by OrthAlliance, rescission of those agreements, an award of attorneys fees and, in some cases, punitive damages. In one of the lawsuits, the plaintiffs also seek to revoke amendments to their respective employment agreements and service, management service or consulting agreements, which they executed in connection with the OrthAlliance merger, and to form a class of other OrthAlliance affiliated practices that entered into similar amendments in connection with the merger. The plaintiffs in this lawsuit also allege that they were wrongfully induced into signing the amendments based on misrepresentations about the Company’s business model and common stock and the benefits of being affiliated with the Company, and that the amendments were revocable until after the effective date of a registration statement relating to various incentive programs that the Company offered to OrthAlliance affiliated practices. OrthAlliance has filed counterclaims against the plaintiffs in these actions, in which OrthAlliance generally alleges that the plaintiffs have breached their service, management service and consulting agreements, that OrthAlliance detrimentally relied on the plaintiffs’ statements and actions in entering into these agreements, that the plaintiffs have been unjustly enriched under these agreements and that the individual plaintiffs have tortiously interfered with OrthAlliance’s contractual relations with the professional corporation plaintiffs. In these counterclaims, OrthAlliance generally seeks damages, specific performance of the agreements and attorneys fees.

The Company intends to vigorously defend each of the lawsuits pending against OrthAlliance, and believes that it has meritorious defenses in these cases. Litigation is, however, inherently uncertain, and the Company cannot assure you that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. The Company has not recorded a reserve for these pending lawsuits. Regardless of the outcome of these lawsuits, they could be costly and time-consuming, and could divert the time and attention of management.

The Company and its subsidiaries and Affiliated Practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of their business.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

15.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(in thousands, except per share data)
Fee revenue	$111,323	$113,432	$112,738	$102,113
Operating profit	31,034	20,394	32,368	15,690
Net income	18,494	12,082	18,869	8,749
Net income per share:
Basic	$0.36	$0.24	$0.37	$0.17
Diluted	0.36	0.23	0.37	0.17

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(in thousands, except per share data)
Fee revenue	$77,484	$82,228	$86,840	$104,402
Operating profit	23,202	25,153	25,454	30,156
Net income	13,828	14,826	15,178	17,302
Net income per share:
Basic	$0.28	$0.30	$0.31	$0.35
Diluted	0.28	0.30	0.30	0.34

During the second quarter of 2002, the Company recorded a non-recurring recruiting expense of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting services.

During 2002, a total of 34 OrthAlliance affiliated practices that were paying service fees in the fourth quarter of 2001 discontinued paying service fees required under their service, consulting or management service agreements, including 26 in the third and fourth quarters of 2002. This resulted in a decrease in fee revenue during the fourth quarter of 2002 compared to the fourth quarter of 2001. During the fourth quarter of 2002, the Company incurred additional expense of $2.3 million ($1.4 million net of income tax benefit) related to uncollectible advances to Affiliated Practices and other receivables, and $1.9 million ($1.2 million net of income tax benefit) from asset impairments.

The Company’s change in revenue recognition pursuant to SAB No. 101, “Revenue Recognition in Financial Statements” effective January 1, 2000 resulted in a cumulative effect of a change in accounting principle of $50.6 million, net of tax. A portion of the adjustment was recognized as revenue in 2001 in the following amounts: $9.5 million during the quarter ended March 31, 2001, $7.4 million during the quarter ended June 30, 2001, $5.2 million during the quarter ended September 30, 2001 and $1.8 million during the quarter ended December 31, 2001.

ORTHODONTIC CENTERS OF AMERICA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C			COL. D		COL. E

		Additions
	Balance at
	Beginning of	Charged to costs	Charged to Other				Balance at End
Description	Period	and expenses	Accounts-Describe		Deduction		of Period

	(in thousands)
Year ended December 31, 2002:
Allowance for uncollectible service fees receivable	$3,852	$685	$836	(A)	$(278	) (B)	$5,095

Allowance for uncollectible advances to affiliated practices	$8,955	$2,406	$9,385	(A)	$(18,340	) (C)	$2,406

Allowance for uncollectible notes receivable	$2,242	$—	$(72	) (A)	$—		$2,170

Year ended December 31, 2001:
Allowance for uncollectible service fees receivable	$2,598	$701	$741	(A)	$(188	) (B)	$3,852

Allowance for uncollectible advances to affiliated practices	$—	$—	$8,955	(A)	$—		$8,955

Allowance for uncollectible notes receivable	$—	$—	$2,242	(A)	$—		$2,242

Year ended December 31, 2000:
Allowance for uncollectible service fees receivable	$9,644	$373	$(5,049	)(D)	$(2,370	) (B)	$2,598

(A)	Allowance relates to OrthAlliance’s assets acquired in connection with the merger completed on November 9, 2001.

(B)	Deductions are for the write-off of uncollectible billings and uncollectible unbilled amounts directly to expense, net of recoveries.

(C)	Writeoffs to reserve for uncollectible advances to practices affiliated with OrthAlliance.

(D)	Cumulative effect of a change in accounting principle.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and executive officers is incorporated herein by reference to the sections captioned “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2003.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Positions with OCA

Bartholomew F. Palmisano, Sr.	56	Chairman of the Board, Chief Executive Officer,
		President, Director
Bartholomew F. Palmisano, Jr.	32	Chief Operating Officer, Secretary
Thomas J. Sandeman	55	Chief Financial Officer, Treasurer and Assistant
		Secretary
Dr. Dennis J. L. Buchman	50	Executive Vice President, Director

Bartholomew F. Palmisano, Sr. Mr. Palmisano has served as our Chairman of the Board since June 2001, as our Chief Executive Officer since July 2000, President since October 1999 and as a director since July 1994. He also served as a Co-Chief Executive Officer from September 1998 to July 2000. He served as our Chief Financial Officer, Senior Vice President and Secretary from July 1994 to September 1998. From 1989 to 1994, Mr. Palmisano served as the Chief Financial Officer of certain of our predecessor entities. Mr. Palmisano is a licensed certified public accountant and an attorney.

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

Thomas J. Sandeman. Mr. Sandeman has served as our Chief Financial Officer since October 2002. He has over 22 years of experience as a financial officer of publicly-held companies. Mr. Sandeman served as President of Sandeman & Associates, a financial management and consulting firm, from January 2002 to September 2002. He served as Chief Financial Officer of Wall Street Deli, Inc., from October 1999 until January 2002, when the company completed a sale of substantially all of its assets after filing a petition under federal bankruptcy laws. He served as Vice President, Finance and Accounting of Entergy Integrated Solutions, Inc., a subsidiary of Entergy Corporation, from 1996 until the company was sold in October 1998, and led several special project teams for Efficient Solutions, Inc., the successor company, until July 1999. From 1983 to 1996, Mr. Sandeman served as Chief Financial Officer of Cucos, Inc. Mr. Sandeman earned a B.B.A. and an M.B.A. from the University of Wisconsin.

Dr. Dennis J. L. Buchman. Dr. Buchman has served as our Executive Vice President since March 2002. He served as our Senior Vice President for Doctor Relations from September 2001 to March 2002, and as Doctor Liaison from March 2000 to September 2001. Dr. Buchman has been an orthodontist since 1979 and an affiliated orthodontist since prior to the Company’s initial public offering in 1994. Dr. Buchman graduated from the University of Florida College of Dentistry in 1977 and received an M.S. and orthodontic certificate from West Virginia University in 1979.

Our executive officers are elected by our Board of Directors at its first meeting following the annual meeting of our stockholders, or as soon thereafter as is conveniently possible, and at such additional times as the Board of Directors deems advisable. Executive officers serve for the term provided within their respective employment agreement, if applicable, or, if an executive officer is not a party to an employment agreement, for such term as is determined by the Board of Directors and until their respective successor is elected and qualified or until their earlier resignation or removal.

Audit Committee Financial Expert

Information regarding audit committee financial experts serving on the Audit Committee of our Board of Directors is incorporated herein by reference to the section captioned “Audit Committee Financial Expert” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2003.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and other financial reporting personnel. A copy of the code of ethics will be available on our website at www.4braces.com.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2003. The sections captioned “Comparative Performance Graph,” “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of certain beneficial stockholders and our management is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2003.

Information regarding our equity compensation plans is incorporated herein by reference to the section captioned “Equity Compensation Plan Information” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2003.

See Note 9, “Benefit Plans,” to our Consolidated Financial Statements for a discussion of the material features of our equity compensation plans. Included in Note 9 is a description of those equity compensation plans that have not been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2003.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Report. Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in our reports that we file or submit to the SEC under the Securities Exchange Act of 1934.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by our Chief Executive Officer and Chief Financial Officer.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

The following consolidated financial statements are included in Item 8 of this Report.

(1)	FINANCIAL STATEMENTS:

Report of Independent Auditors

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Income — Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULE:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted, because they are not applicable or not required, or because the required information is included in our consolidated financial statements or notes thereto.

(3)	EXHIBITS:

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Bylaws of Orthodontic Centers of America, Inc. (1)
3.2	—	Restated Certificate of Incorporation of Orthodontic Centers of America, Inc. (2)
4.1	—	Specimen Stock Certificate (1)
10.1	—	Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.2	—	Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.3	—	Form of Consulting Agreement (1)
10.4	—	Employment Agreement, dated as of November 21, 1994, between Orthodontic Centers of America, Inc. and Bartholomew F. Palmisano, Sr. (1)(3)
10.5	—	Employment Agreement, dated as of October 9, 2002, between Orthodontic Centers of America, Inc. and Thomas J. Sandeman (3)*
10.6	—	Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as amended and restated April 10, 2002 (3)*

Exhibit
Number		Description of Exhibit

10.7	—	Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)(3)
10.8	—	First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between Orthodontic Centers of America, Inc. and First Union National Bank (1)(3)
10.9	—	Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (4)
10.10	—	Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (3)(5)
10.11	—	Credit Agreement, dated as of January 2, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent*
10.12	—	Business Services Agreement, dated as of August 31, 1994, among Orthodontic Centers of Georgia, Inc., Hector M. Bush, P.C. and Dr. Hector M. Bush (6)
10.13	—	Business Services Agreement, dated as of October 1, 1996, among Orthodontic Centers of Louisiana, Inc., Jack P. Devereux, D.D.S., M.S., P.C. and Dr. Jack P. Devereux (6)
10.14	—	Business Services Agreement, dated as of October 18, 1994, among Orthodontic Centers of Florida, Inc., Dennis J. Buchman, D.M.D., P.A. and Dr. Dennis J. Buchman (6)
10.15	—	Orthodontic Centers of America, Inc. Stock Pool Program (7)
10.16	—	Amendment to Orthodontic Centers of America, Inc. Stock Pool Program (8)
10.17	—	Orthodontic Centers of America, Inc. Target Stock Program (7)
10.18	—	Amendment to Orthodontic Centers of America, Inc. Target Stock Program (8)
10.19	—	Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (7)
10.20 10.21	— —	Amendment to Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (8) Orthodontic Centers of America, Inc. Stock Pool II Program*
10.22	—	First Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program*
10.23	—	Second Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program*
10.24	—	Third Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program*
10.25	—	Orthodontic Centers of America, Inc. Target Stock II Program*
10.26	—	Form of OrthAlliance, Inc. Service Agreement (Fixed Percentage Fee) (9)

Exhibit
Number		Description of Exhibit

10.27	—	Form of OrthAlliance, Inc. Service Agreement (Variable Percentage Fee) (9)
10.28	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Variable Percentage Fee) (9)
10.29	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Percentage Fee) (9)
10.30	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Dollar Fee) (9)
10.31	—	Form of OrthAlliance, Inc. Management Service Agreement (6)
10.32	—	Form of OrthAlliance, Inc. Practice Improvement Program Guarantee (10)
10.33	—	OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan (13)
10.34	—	OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan (14)
10.35	—	Form of Indemnification Agreement (3)*
21.1	—	List of subsidiaries of Orthodontic Centers of America, Inc.*
23.1	—	Consent of Ernst & Young LLP*
99.1	—	Certain Information about Litigation Currently Pending against OrthAlliance, Inc.*

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326.

(2)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-36799.

(3)	Compensation plan or arrangement.

(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-25256).

(5)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-25256).

(6)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13457)

(7)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-67054.

(8)	Incorporated by reference to exhibits filed with the Registrant’s First Supplement to Prospectus filed pursuant to Rule 424(b)(5), Registration Statement No. 333-67054.

(9)	Incorporated by reference to exhibits filed with OrthAlliance, Inc.’s Registration Statement on Form S-1, Registration Statement No. 333-27143, as amended.

(10)	Incorporated by reference to exhibit of OrthAlliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22975).

(11)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48833.

(12)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48831.

(13)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-61461.

(14)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-32392.

*	Filed herewith.

(b)	Reports on Form 8-K:

     During the three months ended December 31, 2002, we did not file any current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Metairie, State of Louisiana, on March 31, 2003.

ORTHODONTIC CENTERS OF AMERICA, INC.

By:	/s/ Bartholomew F. Palmisano, Sr.

Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bartholomew F. Palmisano, Sr. Bartholomew F. Palmisano, Sr.	Chairman of the Board, President, Chief Executive Officer, Director (principal executive officer)	March 31, 2003

/s/ Thomas J. Sandeman Thomas J. Sandeman	Chief Financial Officer, Treasurer, Assistant Secretary (principal financial and accounting officer)	March 31, 2003

/s/ Dr. Dennis J. L. Buchman Dr. Dennis J. L. Buchman	Executive Vice President, Director	March 31, 2003

/s/ Dr. Hector M. Bush Dr. Hector M. Bush	Director	March 31, 2003

/s/ Dr. Jack P. Devereux, Jr. Dr. Jack P. Devereux, Jr.	Director	March 31, 2003

/s/ Ashton J. Ryan, Jr. Ashton J. Ryan, Jr.	Director	March 31, 2003

/s/ Dr. John J. Sheridan Dr. John J. Sheridan	Director	March 31, 2003

/s/ W. Dennis Summers W. Dennis Summers	Director	March 31, 2003

/s/ David W. Vignes David W. Vignes	Director	March 31, 2003

/s/ Edward J. Walters, Jr. Edward J. Walters, Jr.	Director	March 31, 2003

CERTIFICATION

I, Bartholomew F. Palmisano, Sr., certify that:

1.     I have reviewed this annual report on Form 10-K of Orthodontic Centers of America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	By:	/s/ Bartholomew F. Palmisano, Sr.

Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Thomas J. Sandeman, certify that:

1.     I have reviewed this annual report on Form 10-K of Orthodontic Centers of America, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	By:	/s/ Thomas J. Sandeman

Thomas J. Sandeman Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Bylaws of Orthodontic Centers of America, Inc. (1)
3.2	—	Restated Certificate of Incorporation of Orthodontic Centers of America, Inc. (2)
4.1	—	Specimen Stock Certificate (1)
10.1	—	Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.2	—	Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)
10.3	—	Form of Consulting Agreement (1)
10.4	—	Employment Agreement, dated as of November 21, 1994, between Orthodontic Centers of America, Inc. and Bartholomew F. Palmisano, Sr. (1)(3)
10.5	—	Employment Agreement, dated as of October 9, 2002, between Orthodontic Centers of America, Inc. and Thomas J. Sandeman (3)*
10.6	—	Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as amended and restated April 10, 2002 (3)*
10.7	—	Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)(3)
10.8	—	First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between Orthodontic Centers of America, Inc. and First Union National Bank (1)(3)
10.9	—	Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (4)
10.10	—	Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (3)(5)
10.11	—	Credit Agreement, dated as of January 2, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent*
10.12	—	Business Services Agreement, dated as of August 31, 1994, among Orthodontic Centers of Georgia, Inc., Hector M. Bush, P.C. and Dr. Hector M. Bush (6)
10.13	—	Business Services Agreement, dated as of October 1, 1996, among Orthodontic Centers of Louisiana, Inc., Jack P. Devereux, D.D.S., M.S., P.C. and Dr. Jack P. Devereux (6)
10.14	—	Business Services Agreement, dated as of October 18, 1994, among Orthodontic Centers of Florida, Inc., Dennis J. Buchman, D.M.D., P.A. and Dr. Dennis J. Buchman (6)
10.15	—	Orthodontic Centers of America, Inc. Stock Pool Program (7)

Exhibit
Number		Description of Exhibit

10.16	—	Amendment to Orthodontic Centers of America, Inc. Stock Pool Program (8)
10.17	—	Orthodontic Centers of America, Inc. Target Stock Program (7)
10.18	—	Amendment to Orthodontic Centers of America, Inc. Target Stock Program (8)
10.19	—	Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (7)
10.20	—	Amendment to Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (8)
10.21	—	Orthodontic Centers of America, Inc. Stock Pool II Program*
10.22	—	First Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program*
10.23	—	Second Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program*
10.24	—	Third Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program*
10.25	—	Orthodontic Centers of America, Inc. Target Stock II Program*
10.26	—	Form of OrthAlliance, Inc. Service Agreement (Fixed Percentage Fee) (9)
10.27	—	Form of OrthAlliance, Inc. Service Agreement (Variable Percentage Fee) (9)
10.28	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Variable Percentage Fee) (9)
10.29	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Percentage Fee) (9)
10.30	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Dollar Fee) (9)
10.31	—	Form of OrthAlliance, Inc. Management Service Agreement (6)
10.32	—	Form of OrthAlliance, Inc. Practice Improvement Program Guarantee (10)
10.33	—	OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan (13)
10.34	—	OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan (14)
10.35	—	Form of Indemnification Agreement (3)*
21.1	—	List of subsidiaries of Orthodontic Centers of America, Inc.*
23.1	—	Consent of Ernst & Young LLP*
99.1	—	Certain Information about Litigation Currently Pending against OrthAlliance, Inc.*

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326.

(2)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-36799.

(3)	Compensation plan or arrangement.

(4)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-25256).

(5)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-25256).

(6)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13457)

(7)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-67054.

(8)	Incorporated by reference to exhibits filed with the Registrant’s First Supplement to Prospectus filed pursuant to Rule 424(b)(5), Registration Statement No. 333-67054.

(9)	Incorporated by reference to exhibits filed with OrthAlliance, Inc.’s Registration Statement on Form S-1, Registration Statement No. 333-27143, as amended.

(10)	Incorporated by reference to exhibit of OrthAlliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22975).

(11)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48833.

(12)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48831.

(13)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-61461.

(14)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-32392.

*	Filed herewith.