Form 10-Q
period 2003-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2003-05-15
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1278948 (I.R.S. Employer Identification No.)

3850 N. Causeway Boulevard, Suite 800
Metairie, Louisiana 70002
(504) 834-4392
(Address, including zip code, of principal executive offices and
Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X     NO

At May 12, 2003 there were approximately 50,236,000 outstanding shares of the Registrant’s Common Stock, $.01 par value per share.

ORTHODONTIC CENTERS OF AMERICA, INC.

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002	3
Consolidated Statements of Income - Three months ended March 31, 2003 and 2002 (Unaudited)	4
Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002 (Unaudited)	5
Notes to Consolidated Financial Statements – March 31, 2003 (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information
Item 1. Legal Proceedings	29
Item 6. Exhibits and Reports on Form 8-K	31

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as “anticipate,” “estimate,” “believe,” “expect,” “foresee,” “may,” “would,” “could” or “will.” These forward-looking statements include, without limitation, statements regarding the Company’s future growth and operating results, fee revenue, service fees receivable, critical accounting policies and estimates, net operating loss carryforwards, payments to OrthAlliance affiliated practices under incentive programs, allowance for uncollectible amounts, capital expenditures, liquidity, capital resources, cash needs, buy-outs of service, consulting and management service agreements, pending litigation against OrthAlliance and the Company, advancement of funds to affiliated practices, repayment of outstanding indebtedness and impairment of goodwill. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company’s financial results and conditions, disruption of the Company’s relationships with its affiliated practices or loss of a significant number of the Company’s affiliated practices, failure or delay in integrating OrthAlliance’s affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, risks relating to the Company’s foreign operations, changes in the Company’s operating or expansion strategy, inability of the Company to attract and retain qualified personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company’s business, and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Orthodontic Centers of America, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,126	$7,522
Current portion of service fees receivable, net of allowance for uncollectible amounts of $5,271 at March 31, 2003 and $5,095 at December 31, 2002	73,623	63,448
Current portion of advances to affiliated practices, net of allowance for uncollectible amounts of $2,661 at March 31, 2003 and $2,406 at December 31, 2002	14,580	14,857
Deferred income taxes	28,685	37,572
Supplies inventory	12,489	12,526
Prepaid expenses and other assets	7,120	7,439

Total current assets	148,623	143,364
Unreimbursed expense portion of service fees receivable	44,605	43,070
Advances to affiliated practices, less current portion, net	15,796	15,687
Property, equipment and improvements, net	90,476	90,060
Intangible assets, net	218,270	220,383
Goodwill	87,641	87,641
Other assets	11,589	7,040

TOTAL ASSETS	$617,000	$607,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,424	$8,048
Accrued salaries and other accrued liabilities	18,153	20,620
Deferred revenue	537	713
Service fee prepayments	5,296	7,743
Current portion of notes payable to affiliated practices	6,973	8,387
Current portion of long-term debt	10,415	8,333

Total current liabilities	47,798	53,844
Deferred income tax liabilities	8,030	8,030
Notes payable to affiliated practices, less current portion	3,683	4,612
Long-term debt, less current portion	99,483	97,899

Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,318,000 shares issued and outstanding at March 31, 2003 and 51,268,000 shares issued and outstanding at December 31, 2002	513	512
Additional paid-in capital	218,244	217,840
Retained earnings	255,816	240,911
Accumulated other comprehensive loss	(1,586)	(1,376)
Less cost of approximately 1,093,000 shares of treasury stock at March 31, 2003 and 1,097,000 at December 31, 2002	(14,981)	(15,027)

Total shareholders’ equity	458,006	442,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$617,000	$607,245

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended
	March 31,

	2003	2002

	(Unaudited)
Fee revenue	$100,639	$111,323
Direct expenses:
Employee costs	29,301	31,827
Orthodontic supplies	10,596	9,578
Rent	9,503	10,075
Marketing and advertising	6,242	8,950

Total direct expenses	55,642	60,430
General and administrative	12,949	14,404
Depreciation	3,933	2,815
Amortization	2,728	2,640

Operating profit	25,387	31,034
Interest income (expense), net	(1,429)	(1,348)
Non-controlling interest in subsidiary	(14)	23

Income before income taxes	23,944	29,709
Income taxes	9,039	11,215

Net income	$14,905	$18,494

Net income per share:
Basic	$0.30	$0.36

Diluted	$0.30	$0.36

Average shares outstanding:
Basic	50,197	50,969

Diluted	50,402	51,787

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,

	2003	2002

	(Unaudited)
Operating activities:
Net income	$14,905	$18,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt expense	644	171
Depreciation and amortization	6,661	5,455
Deferred income taxes	8,887	(380)
Changes in operating assets and liabilities:
Service fees receivable	(11,886)	(8,430)
Service fee prepayments	(2,447)	(665)
Supplies inventory	37	1,242
Prepaid expenses and other	351	(44)
Amounts payable to affiliated practices	—	(417)
Accounts payable and other current liabilities	(4,268)	6,106

Net cash provided by operating activities	12,884	21,532
Investing activities:
Purchases of property, equipment and improvements	(4,349)	(4,747)
Intangible assets acquired	(286)	(2,510)
Advances to affiliated practices, net	(300)	(2,740)
Notes receivable	(1,172)	158

Net cash used in investing activities	(6,107)	(9,839)
Financing activities:
Repayment of notes payable to affiliated practices	(2,628)	(3,822)
Repayment of long-term debt	(109,640)	(5,000)
Proceeds from long-term debt	109,900	—
Issuance of common stock	405	1,297

Net cash used in financing activities	(1,963)	(7,525)
Effect of exchange rate changes on cash and cash equivalents	(210)	(1,840)
Change in cash and cash equivalents	4,604	2,328
Cash and cash equivalents at beginning of period	7,522	14,172

Cash and cash equivalents at end of period	$12,126	$16,500

Supplemental cash flow information:
Cash paid during period for:
Interest	$1,392	$1,205

Income taxes	$77	$53

Supplemental disclosures of non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$284	$—

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the “Company”) provides business services to orthodontic and pediatric dental practices in 46 states and four foreign markets.

The Company provides purchasing, financial, marketing and administrative services under service, consulting and management service agreements (“Service Agreements”). The Company provides services to orthodontic and pediatric dental practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities (“Affiliated Practices”). Because the Company does not control the Affiliated Practices, it does not consolidate their financial results. The following table provides information about the Company’s Affiliated Practices as of March 31, 2003:

	Number of Affiliated Practices

Location	Orthodontic	Pediatric	Total

United States	309	29	338
Japan	24	—	24
Mexico	4	—	4
Puerto Rico	2	—	2
Spain	3	—	3

Total	342	29	371

These amounts exclude 42 affiliated orthodontic and pediatric dental practices that are in litigation with, and have stopped paying service fees to, OrthAlliance, Inc. (“OrthAlliance”) as of March 31, 2003. The Company acquired OrthAlliance in November 2001.

The Company’s consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company’s services. These expenses generally include all practice-related expenses of the Affiliated Practices, excluding the practitioners’ compensation and professional insurance coverage.

Certain reclassifications have been made to the March 31, 2002 financial statements in order to conform to the presentation of the March 31, 2003 financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	REVENUE RECOGNITION

Fee revenue consists of amounts earned by the Company under the Service Agreements and recognized under the Company’s revenue recognition policy. The Company recognizes fee revenue as follows: (A) the Company allocates the total amount of patient fees payable under a patient contract of an Affiliated Practice on a straight-line basis over the term of the patient contract (which generally averages about 26 months); (B) the Company then reduces that allocated amount by the portion that is retained or to be retained by Affiliated Practices (“Amounts Retained By Affiliated Practices”), which consists of (i) amounts collected in the relevant period and retained by Affiliated Practices under the terms of their Service Agreements and (ii) amounts not collected in the relevant period that the Company estimates will be retained by Affiliated Practices in future periods; and (C) the Company then offsets a portion of Amounts Retained By Affiliated Practices by adding amounts related to certain unreimbursed practice-related expenses incurred on behalf of Affiliated Practices and recorded as expenses in the Company’s consolidated statements of income. The Company recognizes these expense amounts as fee revenue to the extent Affiliated Practices generate sufficient patient fees receivable to secure reimbursement of the expenses.

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

3.	SERVICE FEES RECEIVABLE

Service fees receivable represents fee revenue owed to the Company by its Affiliated Practices. Service fees receivable consists of three categories of fee revenue: (A) fee revenue related to patient fees receivable that have been billed to patients or third party payors (“billed patient fees receivable”); (B) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors (“unbilled patient fees receivable”); and (C) fee revenue related to certain unreimbursed practice-related expenses the Company has incurred on behalf of Affiliated Practices and recorded as expenses.

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

Current Portion of Service Fees Receivable:

     Fee revenue related to billed patient fees receivable. Fee revenue related to billed patient fees receivable generally increases due to increases in the aggregate dollar amount of Affiliated Practices’ patient contracts, both from increases in the overall number of patient contracts and increases in the average amount of treatment fees charged per patient by Affiliated Practices, as well as increases in the average number of days between billing and collection of patient fees.

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

Unreimbursed Expense Portion of Service Fees Receivable:

     Fee revenue related to reimbursable practice-related expenses. A portion of the Company’s fee revenue represents reimbursement of certain practice-related expenses incurred on behalf of Affiliated Practices and recorded as expenses in the Company’s consolidated statements of income. The Company generally recognizes fee revenue relating to these expenses to the extent that Affiliated Practices generate sufficient patient fees receivable to secure reimbursement of the expenses.

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

UNREIMBURSED PRACTICE-RELATED EXPENSES INCLUDE:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. Under the terms of most of the Company’s Service Agreements, the Company generally funds these operating losses and defers reimbursement of the Affiliated Practice’s portion of the operating losses until the de novo center begins to generate operating profits. The Company records the related operating expenses in its consolidated statements of income when incurred. The Company generally charges the Affiliated Practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the Affiliated Practice usually begins to reimburse the Company for the operating losses over a five-year period. Mature practices may also occasionally generate operating losses, which are generally repaid in subsequent periods from amounts that otherwise would have been retained by the Affiliated Practice.

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

Under the terms of the Company’s general form of Service Agreements, the Affiliated Practices pledge their patient fees receivable to the Company as collateral for the Company’s service fees. The Company is typically responsible for billing and collection of the patient fees receivable, which are conducted in the name of the applicable Affiliated Practice. Collections are generally deposited into a depository bank account that the Company establishes and maintains. Service fees receivable do not include any service fees receivable relating to certain OrthAlliance affiliated practices that are parties to litigation pending against OrthAlliance and that have ceased remitting service fees to OrthAlliance.

4.	LONG-LIVED ASSETS

Intangible Assets:

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

Components of the Company’s intangible assets at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

	(in thousands)
Cost of intangible assets	$260,893	$262,411
Less accumulated amortization	42,623	42,028

Intangible assets, net	$218,270	$220,383

Intangible assets are amortized on a straight-line basis over the shorter of the term of the related Service Agreement or 25 years. Amortization expense relating to intangible assets was $2.4 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

Property, Equipment and Improvements:

Property, equipment and improvements consisted of the following:

	March 31,	December 31,
	2003	2002

	(in thousands)
Leasehold improvements	$75,725	$73,703
Furniture and fixtures	66,694	64,990
Other equipment	209	209
Centers in progress	256	490

	142,884	139,392
Less accumulated depreciation and amortization	52,408	49,332

Property, equipment and improvements, net	$90,476	$90,060

Depreciation expense on property, equipment and improvements was $3.5 million and $2.8 million for the three months ended March 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets:

The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three months ended March 31, 2003, the Company recorded impairments of approximately $302,000 related to intangible assets and approximately $401,000 related to property, equipment and improvements for offices closed during the three months ended March 31, 2003. These amounts are included in “Amortization” and “Depreciation,” respectively, in the accompanying Consolidated Statements of Income.

Goodwill:

Goodwill represents the excess of purchase price over fair value of net assets acquired or arising from a business combination. Goodwill relates to the acquisition of OrthAlliance. The Company assesses goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by measuring the reporting unit at fair value. The Company determined that goodwill was not impaired at March 31, 2003.

5.	TRANSACTIONS WITH AFFILIATED PRACTICES

Net advances to Affiliated Practices totaled $30.4 million at March 31, 2003 and $30.5 million at December 31, 2002. The Company had an allowance of $2.6 million and $2.4 million for certain advances to Affiliated Practices that the Company believes will not be recoverable at March 31, 2003 and December 31, 2002, respectively.

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as they begin to build a patient base. A new center typically begins to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements, the Company entered into an agreement with a financial institution under which the financial institution funds these operating losses and capital improvements. The Company remains a guarantor of the related debt. The Company was a guarantor for approximately $0.5 million and $0.7 million at March 31, 2003 and December 31, 2002, respectively, of loans under this arrangement. The Company no longer guarantees new debt for its Affiliated Practices.

6.	DEBT

On January 2, 2003, the Company obtained a three-year, $125.0 million credit facility (the “New Credit Facility”). The New Credit Facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. Approximately $109.9 million was initially borrowed under the New Credit Facility to retire the Company’s prior revolving credit facility and bridge credit facility and to pay related transaction fees. Of the total amount borrowed, the Company borrowed the full $25.0 million available under the term loan component. At March 31, 2003, $109.9 million of indebtedness was outstanding under the New Credit Facility. The term loan is amortized over three years with fixed, quarterly principal payments of $2.1 million, plus interest. The New Credit Facility is secured by a pledge of the capital stock of the Company’s operating subsidiaries. Borrowings under the New Credit Facility generally bear interest at margins over the Eurodollar rate ranging from 1.50% to 2.50%, and such margin is based on the Company’s leverage ratio as computed under the New Credit Facility.

The New Credit Facility requires the Company to maintain certain financial and nonfinancial covenants, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The New Credit Facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of the Company’s common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity.

7.	STOCK COMPENSATION ARRANGEMENTS

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees, primarily affiliated orthodontists, at fair value determined according to SFAS No. 123. The Company accounts for the incentive plans implemented in connection with the OrthAlliance merger in accordance with Emerging Issues Task Force Issue No. 96-18 and Issue No. 00-18. The following table indicates the effect on the Company’s net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123.

	March 31,

	2003	2002

	(in thousands, except per share data)
Income before cumulative effect of change in accounting principle, as reported	$14,905	$18,494
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	149	432

Pro forma net income	$14,756	$18,062

Net income per share:
Basic, as reported	$0.30	$0.36
Basic, pro forma	0.29	0.35
Diluted, as reported	0.30	0.36
Diluted, pro forma	0.29	0.35

8.	INCOME TAXES

The Company has deferred tax assets primarily relating to net operating loss carryforwards. These net operating loss carryforwards primarily relate to the cumulative effect of a change in accounting method for income tax purposes previously approved by the Internal Revenue Service. At March 31, 2003, the Company reduced the deferred tax assets by the Company’s income tax provision for the first quarter of 2003, resulting in no current tax liability recorded by the Company. The Company expects the remaining net operating loss carryforwards will offset a portion of the Company’s taxable income for the remainder of 2003. If the net operating loss carryforwards are not used, they will expire between 2017 and 2022.

9.	NET INCOME PER SHARE

The calculation of net income per share is performed using the treasury stock method. Computations of basic and diluted earnings per share are presented below:

	Three months ended
	March 31,

	2003	2002

	(in thousands)
Numerator:
Net income for basic and diluted earnings per share	$14,905	$18,494

Denominator:
Denominator for basic earnings per share	50,197	50,969
Effect of dilutive securities	205	818

Denominator for diluted earnings per share	50,402	51,787

10.	CONTINGENCIES

Before the Company entered into the merger agreement with OrthAlliance, it anticipated that some portion of OrthAlliance’s affiliated practices would oppose the merger. A description of actions brought by certain OrthAlliance Affiliated Practices and the claims in these actions is contained in Item 3 of Part I to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. On April 24, 2003, the U.S. District Court for the Northern District of Georgia, in ruling on the plaintiffs’ motion for partial summary judgment in one of these cases captioned Smith v. OrthAlliance, Inc., held that the covenants not to compete in the plaintiffs’ employment agreements with their practices and service agreements with OrthAlliance are unenforceable because the covenants contained restrictions that the court determined to be vague and overbroad. This ruling is limited to these plaintiffs and Georgia law, and does not apply to the enforceability of covenants not to compete with any other practices. OrthAlliance intends to challenge this ruling.

On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against the Company and Bartholomew F. Palmisano, Sr., the Company’s Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., the Company’s Chief Operating Officer, and Thomas J. Sandeman, the Company’s Chief Financial Officer. On April 22, 2003, a similar action was filed in the United States District Court for the Eastern District of Louisiana against the Company and the other defendants by James A. Janette. Each of these actions purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of the Company’s common stock from November 14, 2002 to March 18, 2003. In each of these complaints, the plaintiffs allege that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements about practices affiliated with OrthAlliance, and by recognizing revenue in violation of generally accepted accounting principles, in order to inflate the market price of the Company’s common stock. The plaintiffs seek unspecified compensatory damages, interest and attorneys’ fees. The Company denies these allegations and believes that these actions lack merit. The Company intends to defend these actions vigorously. These lawsuits are at a very early stage and, at this time, the Company cannot predict whether it will prevail or estimate the amount of damages that it might incur. The Company is also unable to estimate any reimbursement that it may receive from insurance policies in the event that it incurs any damages or costs in connection with these actions. Regardless of the outcome, this action could be costly, time-consuming and could divert the time and attention of the Company’s senior management.

Because litigation is inherently uncertain, the Company cannot assure you that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages it might incur. The Company has not recorded a reserve for these pending lawsuits.

The Company and its subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial condition of Orthodontic Centers of America, Inc. (“we” or “OCA”) at March 31, 2003, and the results of operations for the three-month period ended March 31, 2003, and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Report.

GENERAL

Our business was established in 1985. At March 31, 2003, we provided business services to 371 orthodontic and pediatric dental practices. These amounts exclude 42 orthodontists and pediatric dentists that are engaged in litigation (the “Excluded OrthAlliance Affiliated Practices”) with OrthAlliance, Inc. (“OrthAlliance”) and which have ceased paying service fees. We acquired OrthAlliance in November 2001.

The following table provides information about our affiliated practices.

	Number of Affiliated Practices

						Three
	Year ended December 31,					months ended
						March 31,
	1998	1999	2000	2001	2002	2003

Affiliated practices at beginning of period	164	205	230	245	372	371
Affiliated practices added	52	41	33	143	24	9
Affiliated practices deaffiliated or transitioned	(11)	(16)	(18)	(16)	(25)	(9)

Affiliated practices at end of period	205	230	245	372	371	371

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

•	In acquiring the non-professional assets of an orthodontic or pediatric dental practice, and entering into a service or consulting agreement with the practice, we allocate part of the related costs to an intangible asset. The intangible asset is amortized over the term of the service or consulting agreement, up to 25 years. We evaluate the carrying amount of these intangible assets quarterly based on management’s estimates of future service fees over the remaining term of the agreement. These estimates require management to make certain assumptions regarding future cash flows based on current information regarding the operational aspects of the practice. Future events may change management’s estimates. Any impairment charge recorded due to our evaluation of the carrying amount of these intangible assets will be based on the discounted cash flows method. During the three months ended March 31, 2003, we determined that approximately $302,000 of intangible assets were impaired and expensed such costs.

•	We provide an allowance for uncollectible amounts based on our estimate of service fees receivable that may not be paid by our affiliated practices. The allowance for uncollectible amounts of service fees receivable is currently calculated based upon an aging of affiliated practices’ patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts for which patients have not yet been billed. These amounts are derived from our experience in collecting patient fees receivables on behalf of affiliated practices. We also provide an allowance for uncollectible amounts of advances to affiliated practitioners based on management’s assessment of our affiliated practices’ inability to repay their obligations. If the financial circumstances of our affiliated practices deteriorate, additional allowances may be required.

•	We used internal and external data in estimating the fair value of OrthAlliance’s assets and liabilities in connection with our acquisition of OrthAlliance on November 9, 2001. Our future operating results may be significantly affected depending on the accuracy of management’s estimates should the values of the assets and liabilities acquired materially differ from the fair value assigned by management.

•	At March 31, 2003, our financial statements reflected approximately $87.6 million of goodwill related to the OrthAlliance merger. Goodwill is carried at cost and is not amortized, but is tested for impairment by applying a fair value concept in accordance with Statement of Financial Accounting Standards No. 142. The evaluation of the impairment loss requires management to make estimates and assumptions. Management determined that goodwill was not impaired at March 31, 2003. Adverse changes to our operations and other factors could result in impairment losses in the future.

•	Under our revenue recognition policy, we must make certain estimates, including amounts to be retained by our affiliated practices. We recognize fee revenue based upon a straight-line allocation of our affiliated practices’ patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by the affiliated practices during the term of treatment, plus reimbursement of certain practice-related expenses. We discuss our revenue recognition policy in greater detail in the following subsection.

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

Some of our affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. Because we recognize fee revenue based on a straight-line allocation of patient contract balances, this results in us receiving cash in advance of recognizing fee revenue. We record these amounts as service fee prepayments and defer recognition of these amounts as fee revenue until they are recognized under our revenue recognition policy. Service fee prepayments occur primarily with OrthAlliance affiliated practices.

Until amounts related to unreimbursed practice-related expenses are recognized as fee revenue under our revenue recognition policy, our rights to receive reimbursement for these expenses are not recorded on our balance sheet as service fees receivable, even though affiliated practices have a contractual obligation to reimburse us. At March 31, 2003, unreimbursed practice-related expenses recorded as expenses in our consolidated statements of income, but not recognized as fee revenue or recorded as service fees receivable, totaled approximately $18.2 million.

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

During the three months ended March 31, 2003, service fees receivable, net of an allowance for uncollectible amounts, increased $11.7 million, or 11.0%, to $118.2 million at March 31, 2003 from $106.5 million at December 31, 2002. This increase resulted from varying increases in three categories of fee revenue:

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

As discussed in the section captioned “—Revenue Recognition,” we recognize fee revenue based in part on a straight-line allocation of affiliated practices’ patient contract balances over the terms of the patient contracts. This straight-line allocation includes billed patient fees receivable and unbilled patient fees receivable. A portion of our fee revenue also relates to certain unreimbursed practice-related expenses incurred on behalf of affiliated practices and recorded as expenses in our consolidated statements of income. We generally collect our service fees receivable when patient fees are billed and collected by or on behalf of our affiliated practices.

Service fees receivable are comprised of a current and long-term component. The current portion of service fees receivable consists of fee revenue related to billed patient fees receivable and unbilled patient fees receivable. The long-term component is the unreimbursed expense portion of service fee receivables, for which we are to be reimbursed over a five-year period. During the three months ended March 31, 2003, the current portion of service fees receivable increased $10.2 million, or 16.0%, to $73.6 million, net of an allowance for uncollectible amounts of $5.3 million, at March 31, 2003 from $63.4 million, net of an allowance for uncollectible amounts of $5.1 million, at December 31, 2002. During the three months ended March 31, 2003, the unreimbursed expense portion of service fees receivable increased $1.5 million, or 3.5%, to $44.6 million at March 31, 2003, from $43.1 million at December 31, 2002.

The components of service fees receivable are reflected in the following table and discussed in greater detail below:

	March 31,	December 31,
	2003	2002	Increase

	(in millions)
Current portion of service fees receivable:
Fee revenue related to billed patient fees receivable	$41.7	$38.2	$3.5
Fee revenue related to unbilled patient fees receivable	37.2	30.3	6.9

Subtotal	78.9	68.5	10.4
Less allowance for uncollectible amounts	(5.3)	(5.1)	(0.2)

Current portion of service fees receivable, net	73.6	63.4	10.2
Unreimbursed expense portion of service fees receivable:
Fee revenue related to certain unreimbursed expenses	44.6	43.1	1.5

Total service fees receivable, net	$118.2	$106.5	$11.7

Current Portion of Service Fees Receivable

     Fee revenue related to billed patient fees receivable. At March 31, 2003, approximately $41.7 million of our service fees receivable resulted from fee revenue related to billed patient fees receivable, representing an increase of $3.5 million, or 9.2%, from $38.2 million at December 31, 2002. The increase was primarily due to an increase in the average number of days between billing and collection of patient fees during the first quarter of 2003. The increase was also due to a general increase in the average age of patient contracts of OrthAlliance affiliated practices that have generated service fee prepayments, which resulted in a decrease in service fee prepayments and an increase in service fees receivable for these practices.

     Fee revenue related to unbilled patient fees receivable. During the three months ended March 31, 2003, of the three components of service fees receivable, the largest increase was in service fees receivable from fee revenue related to unbilled patient fees receivable. At March 31, 2003, approximately $37.2 million of our service fees receivable resulted from fee revenue related to unbilled patient fees receivable, representing an increase of $6.9 million, or 22.8%, from $30.3 million at December 31, 2002. As discussed in the following paragraphs, this increase was primarily due to the timing differences in when certain patient fees are billed and when related fee revenue is recognized under our revenue recognition policy. The increase was also due to a general increase in the average age of patient contracts of OrthAlliance affiliated practices that have generated service fee prepayments, which resulted in a decrease in service fee prepayments and an increase in service fees receivable for these practices.

As discussed above in the section captioned “—Revenue Recognition,” we recognize fee revenue based in part on a straight-line allocation of the patient contract balances of our affiliated practices over the terms of the patient contracts (which average about 26 months). However, our affiliated practices generally do not bill their patients on a straight-line basis. Rather, most of our affiliated practices use our recommended payment plan for their patients, which results in a disproportionate amount of patient fees being billed and collected at the end of the treatment term. This generally results in an increasing amount of service fees receivable over a patient’s term of treatment.

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

Under our revenue recognition policy, service fees relating to a patient contract, including the initial record fee and the final retainer fee, are recognized as fee revenue evenly over the course of the patient’s treatment, even though the initial record fee and the final retainer fee are generally billed and collected at the beginning and end of treatment, respectively. Payment of the initial record fee generally results in a service fee prepayment, because it is collected before we recognize all of the related fee revenue. In contrast, the final retainer fee generally results in service fees receivable, because we recognize related fee revenue before it is billed or collected. These service fees receivable gradually accumulate over the course of treatment until the final retainer fee is billed and collected in the final month. The effect of this accumulation was increased during the three months ended March 31, 2003 as the average age of our affiliated practices’ patient contracts increased slightly by approximately 0.3 months.

Unreimbursed Expense Portion of Service Fees Receivable

     Fee revenue related to unreimbursed practice-related expenses. The unreimbursed expense portion of service fees receivable represents the long-term component of service fees receivable. At March 31, 2003, approximately $44.6 million of our service fees receivable resulted from fee revenue related to certain unreimbursed practice-related expenses, representing an increase of $1.5 million or 3.5% from $43.1 million at December 31, 2002. This increase was primarily due to the timing difference in when the expense amounts were recognized as fee revenue under our revenue recognition policy and when affiliated practices are contractually obligated to reimburse us for these expenses (generally over a five-year period).

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

	Three months
	ended
	March 31,		Percentage
			Increase/
	2003	2002	(Decrease)

Fee revenue	100.0%	100.0%	(9.6)%
Direct expenses:
Employee costs	29.1	28.6	(7.9)
Orthodontic supplies	10.5	8.6	10.6
Rent	9.4	9.1	(5.7)
Marketing and advertising	6.2	8.0	(30.3)

Total direct expenses	55.2	54.3	(7.9)
General and administrative	12.9	12.9	(10.1)
Depreciation and amortization	6.6	4.9	22.1

Operating profit	25.3	27.9	(18.2)
Interest (income) expense	1.4	1.2	6.0
Income before income taxes	23.9	26.7	(19.4)
Income taxes	9.0	10.1	(19.4)

Net income	14.9%	16.6%	(19.4)%

     Overview. Our net income decreased $3.6 million to $14.9 million for the three months ended March 31, 2003, from $18.5 million for the same period in 2002, primarily due to a decrease in fee revenue. Our fee revenue decreased $10.7 million in the three months ended March 31, 2003 compared to the same period of 2002, which was partially offset by a decrease of $4.8 million in direct expenses and a decrease of $1.5 million in general and administrative expense for the three months ended March 31, 2003 compared to the same period in 2002. For the three months ended March 31, 2003, our operating margin (or operating profits as a percentage of fee revenue) decreased to 25.3% from 27.9% for the three months ended March 31, 2002.

Our results for the three months ended March 31, 2003 compared to the same period in 2002 were affected by certain affiliated practices that were included in our results for the three months ended March 31, 2002 and that have either discontinued paying service fees required under their service, management service or consulting agreements or have bought out of their agreements. We stopped accruing fee revenue and paying practice-related expenses for these practices as they stopped paying their service fees. At March 31, 2003, we were affiliated with 371 practices, of which 29 practices were not paying service fees as of that date. At March 31, 2002, we were affiliated with 376 practices, of which one practice was not paying service fees as of that date.

The following are key operating statistics of our affiliated practices during the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
			Increase/
	2003	2002	(Decrease)

	(in thousands, except percentage data)
Number of new patients	55	59	(6.8)%
Total new patient balances	$177,877	$187,968	(5.4)%
Total number of active patients at end of period	538	499	7.8%
Comparable center fee revenue growth (1)	11.4%	19.1%	N/A

(1)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us and paying service fees throughout each of the two periods being compared. Accordingly, because we acquired OrthAlliance in November 2001, OrthAlliance affiliated practices are included in the computation of comparable center fee revenue growth for the first quarter of 2003 but not for the first quarter of 2002.

     Fee Revenue. Fee revenue decreased $10.7 million, or 9.6%, to $100.6 million for the three months ended March 31, 2003 from $111.3 million for the same period in 2002. This net decrease was attributable to the following:

•	an increase of $10.7 million in fee revenue for centers affiliated and paying service fees throughout both periods, including OrthAlliance affiliated centers; and

•	a decrease of $21.4 million in fee revenue from all other centers, including centers for practices that are no longer affiliated with us or that ceased paying service fees.

Fee revenue during the three months ended March 31, 2003 was negatively impacted by certain affiliated practices that stopped paying service fees or that bought out of their service, management service or consulting agreements after March 31, 2002. We stopped accruing fee revenue from these practices, which reduced our fee revenue for the three months ended March 31, 2003 as compared to the same period of 2002. We expect some continued fluctuations in fee revenue during 2003 as some OrthAlliance affiliated practices may buy-out of their service, consulting or management service agreements or stop paying service fees. However, OrthAlliance affiliated practices that are not currently paying services fees may begin utilizing our services and paying service fees in the future. We expect that declines in fee revenue from these buy-outs would be offset by increases in fee revenue from other practices over time.

     Employee Costs. Employee costs consist of payroll and benefits costs for employees at our affiliated centers and corporate headquarters. We do not employ affiliated orthodontists, pediatric dentists or general dental assistants. Employee costs decreased $2.5 million, or 7.9%, to $29.3 million for the three months ended March 31, 2003 from $31.8 million for the same period in 2002. This decrease was due to the exclusion of employee costs for certain affiliated practices that bought out of their service, management service or consulting agreements or ceased paying service fees required under their agreements after March 31, 2002. As a percentage of fee revenue, employee costs increased to 29.1% for the three months ended March 31, 2003 from 28.6% for the same period in 2002.

     Orthodontic Supplies. Orthodontic supplies primarily represent the costs of bands, brackets and wires used during orthodontic treatments and the costs of retainers and other removable or fixed appliances used prior to or after orthodontic treatments. Orthodontic supplies expense increased $1.0 million, or 10.6%, to $10.6 million for the three months ended March 31, 2003 from $9.6 million for the three months ended March 31, 2002. As a percentage of fee revenue, orthodontic supplies expense increased to 10.5% for the three months ended March 31, 2003 from 8.6% for the three months ended March 31, 2002. Orthodontic supplies increased primarily due to an overall increase in costs of retainers and similar appliances and increased use of Invisalign non-braces aligners, which are generally more expensive than traditional orthodontic supplies.

     Rent. Rent expense primarily consists of costs of leasing office space for our affiliated centers and corporate headquarters, including common area maintenance charges. Rent expense decreased $0.6 million, or 5.7%, to $9.5 million for the three months ended March 31, 2003 from $10.1 million for the same period in 2002. This decrease was primarily due to the exclusion of rent expense for certain affiliated practices that bought out of their service, management service or consulting agreements or ceased paying service fees required under their agreements after March 31, 2002. As a percentage of fee revenue, rent expense increased to 9.4% for the three months ended March 31, 2003 from 9.1% for the same period in 2002.

     Marketing and Advertising. Marketing and advertising expense represents costs associated with television, radio and print media advertising for affiliated practices. Marketing and advertising expense decreased $2.7 million, or 30.3%, to $6.2 million for the three months ended March 31, 2003 from $9.0 million for the three months ended March 31, 2002. As a percentage of fee revenue, marketing and advertising expense decreased to 6.2% for the three months ended March 31, 2003 from 8.0% for the same period in 2002. The decrease was primarily due to:

•	payments made during the three months ended March 31, 2002 for an advertising arrangement related to OrthAlliance affiliated practices that was not renewed for the three months ended March 31, 2003;

•	credits received on advertising spots during the three months ended March 31, 2003 preempted by war coverage;

•	timing of advertising production and broadcast schedules; and

•	lower rates on annual media buying as a result of the slower economy during the first quarter of 2003.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible service fees receivable and advances to affiliated practices. General and administrative expense decreased $1.5 million, or 10.1%, to $12.9 million for the three months ended March 31, 2003 from $14.4 million for the same period in 2002. This decrease was primarily due to a decrease of $0.9 million in telephone and utility costs and a decrease of $0.9 million in office supplies expense. As a percentage of fee revenue, general and administrative expense was 12.9% for the three months ended March 31, 2003 and 2002.

     Depreciation and Amortization. We depreciate property, equipment and improvements using the straight-line method over their estimated useful lives. We record this amount as depreciation expense. We amortize our intangible assets over the terms of the related service, consulting or management service agreements, up to 25 years. This amount is recorded as amortization expense. Depreciation expense on property, equipment and improvements increased $700,000, or 25.0%, to $3.5 million for the three months ended March 31, 2003 from $2.8 million for the same period in 2002. As a percentage of fee revenue, depreciation expense increased to 3.9% for the three months ended March 31, 2003 from 2.5% for the same period of 2002. The increase in depreciation expense was a result of the fixed assets acquired for centers developed or acquired since March 31, 2002. During the three months ended March 31, 2003, we recorded impairments of approximately $401,000 related to property, equipment and improvements in offices closed during 2003, which was included in depreciation expense. Amortization expense on intangible assets was $2.4 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of fee revenue, amortization expense was 2.7% for the three months ended March 31, 2003, compared to 2.4% for the same period in 2002. During the three months ended March 31, 2003, we recorded impairments of approximately $302,000 related to intangible assets, which was included in amortization expense.

     Operating Profit. Operating profit decreased $5.6 million, or 18.2%, to $25.4 million for the three months ended March 31, 2003 from $31.0 million for the same period in 2002. As a percentage of fee revenue, operating profit decreased to 25.3% for the three months ended March 31, 2003 from 27.9% for the same period of 2002, as a result of the factors discussed above.

     Interest. Net interest expense consists of interest charges under our credit facilities and notes payable to affiliated practices. Net interest expense was $1.4 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of fee revenue, net interest expense increased to 1.4% for the three months ended March 31, 2003 from 1.2% for the same period in 2002.

     Income Taxes. Income taxes decreased $2.2 million, or 19.4%, to $9.0 million for the three months ended March 31, 2003 from $11.2 million for the same period in 2002. Our effective income tax rate was 37.8% for the three months ended March 31, 2003 and 2002.

     Net Income. For the three months ended March 31, 2003, our net income decreased $3.6 million, or 19.4%, to $14.9 million, from $18.5 million for the same period in 2002, primarily due to a decrease in fee revenue during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. As a percentage of fee revenue, net income for the three months ended March 31, 2003 decreased to 14.9% from 16.6% for the three months ended March 31, 2002, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital (total current assets less total current liabilities) at March 31, 2003 was $100.8 million, including cash and cash equivalents of $12.1 million, compared to working capital at December 31, 2002 of $89.5 million, including cash and cash equivalents of $7.5 million. At March 31, 2003, our current ratio (total current assets divided by total current liabilities) was 3.11, compared to a current ratio of 2.66 at December 31, 2002. The increase of $11.3 million in working capital at March 31, 2003 compared to December 31, 2002 was primarily due to increases of $10.2 million in the current portion of service fees receivable.

Cash Flows

The following table summarizes cash flow information for the three months ended March 31, 2003 and 2002:

	Three months ended
	March 31,

	2003	2002

Net cash provided by operating activities	$12,884	$21,532
Net cash used in investing activities	(6,107)	(9,839)
Net cash used in financing activities	(1,963)	(7,525)
Change in cash and cash equivalents	4,604	2,328

     Operating Activities. Net cash provided by operating activities was $12.9 million for the three months ended March 31, 2003, a decrease of $8.6 million, or 40.2%, from $21.5 million for the same period in 2002. Net cash provided by operating activities for the three months ended March 31, 2003 was primarily affected by the following:

•	Net income and non-cash items. Net income decreased $3.6 million, or 19.4%, for the three months ended March 31, 2003 to $14.9 million from $18.5 million for the same period in 2002. Non-cash items increased $1.7 million, or 29.9%, to $7.3 million for the three months ended March 31, 2003 from $5.6 million for the same period in 2002, due to an increase in depreciation and amortization expense of $1.2 million and an increase in the provision for bad debt expense of $0.5 million.

•	Deferred income taxes. We used deferred tax assets related primarily to net operating loss carryforwards to offset our tax provision for the first quarter of 2003 of approximately $9.0 million, which resulted in no tax liability as of March 31, 2003. We expect the remaining net operating loss carryforwards will offset a portion of our taxable income for the remainder of 2003. These net operating loss carryforwards are primarily related to the cumulative effect of a change in accounting method for income tax purposes previously approved by the Internal Revenue Service.

•	Service fees receivable. During the three months ended March 31, 2003, the current portion of service fees receivable, net of allowance for uncollectible amounts, increased $10.2 million, or 16.0%, to $73.6 million at March 31, 2003 from $63.4 million at December 31, 2002. The unreimbursed expense portion of service fees receivable increased $1.5 million, or 3.5%, during the three months ended March 31, 2003, to $44.6 million at March 31, 2003 from $43.1 million at December 31, 2002. OCA’s general form of service agreement provides for reimbursement of the affiliated practices’ share of certain expenses over a five-year period. These amounts represent a non-current receivable from the affiliated practices and are classified as such in our financial statements. Because of the long term nature of these receivables, cash flow from operating activities is negatively affected by the increase in service fees receivable. Increases in service fees receivable resulted from varying increases in three categories of fee revenue: (1) fee revenue related to patient fees receivable that have been billed to patients or third party payors, (2) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors, and (3) fee revenue related to certain unreimbursed practice-related expenses. This increase and these three categories of fee revenue are addressed in greater detail in the section above captioned “—Service Fees Receivable.”

•	Service fee prepayments. During the three months ended March 31, 2003, service fee prepayments decreased $2.4 million, or 31.6%, to $5.3 million at March 31, 2003 from $7.7 million at December 31, 2002. This decrease was primarily due to a general increase during the three months ended March 31, 2003 in the average age of patient contracts of OrthAlliance affiliated practices that have generated service fee prepayments, which resulted in a decrease in service fee prepayments and an increase in service fees receivable for these practices. Service fee prepayments represent service fees which we have not yet recognized for revenue recognition purposes, but for which we have received payment from affiliated practices. Some of our affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. Because we recognize fee revenue based on a straight-line allocation of treatment fees, this results in us receiving cash in advance of incurring certain practice-related expenses and recognizing certain service fees as fee revenue.

•	Accounts payable and other current liabilities. During the three months ended March 31, 2003, cash used for accounts payable and other current liabilities was $4.3 million, compared to cash provided by accounts payable and other current liabilities of $6.1 million during the three months ended March 31, 2002. The increase in cash use from accounts payable and other current liabilities during the three months ended March 31, 2003 was mostly offset by the benefit from the deferred tax asset.

     Investing Activities. Net cash used in investing activities was $6.1 million for the three months ended March 31, 2003, a decrease of 37.9% from $9.8 million for the same period in 2002. This decrease was primarily due to a decrease of $2.2 million used to acquire service or consulting agreements and a decrease of $2.4 million in advances to affiliated practices during the three months ended March 31, 2003 compared to the same period in 2002. Partially offsetting these decreases was an increase of $1.3 million in notes receivable from affiliated practices.

•	Intangible assets acquired. During the three months ended March 31, 2003, we paid approximately $300,000 to acquire and amend service, management service or consulting agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the service agreement, compared to $2.5 million for the same period in 2002. The decrease in cash use for intangible assets during 2003 results from our shift in focus from new affiliations to assisting existing affiliated practices to grow and developing de novo practices, which generally requires less capital investment.

•	Purchases of property, equipment and improvements. We purchased $4.3 million and $4.7 million in property, equipment and improvements for the three months ended March 31, 2003 and 2002, respectively. The following table provides information about the composition of these purchases during the three months ended March 31, 2003 (in millions):

Center additions	$1.9
Remodeling and additional capital expenditures for existing centers	1.6
Capital expenditures for corporate offices	0.2
International development	0.6

Total	$4.3

•	Advances to affiliated practices. We provided net advances of approximately $300,000 to affiliated practices during the three months ended March 31, 2003, compared to $2.7 million for the same period in 2002. The decrease in net advances during the three months ended March 31, 2003 compared to the same period in 2002 is primarily due to our increased focus in obtaining repayments on advances from our affiliated practices.

•	Notes receivable. We increased loans to affiliated practices by $1.3 million during the three months ended March 31, 2003 compared to the same period in 2002. These loans primarily consist of promissory notes from practices that have completed buy-outs of their service, management service and consulting agreements.

     Financing Activities. Net cash used in financing activities was $2.0 million for the three months ended March 31, 2003, compared to $7.5 million for the same period in 2002. The decrease in cash use was due to a decrease of repayments under our line of credit and notes payable to affiliated practices during the three months ended March 31, 2003. During the three months ended March 31, 2003, we obtained a new credit facility under which we borrowed $109.9 million and used this borrowing to retire our prior credit facility and bridge credit facility and to pay related transactions costs. We repaid $5.0 million on our prior line of credit during the three months ended March 31, 2002 and did not repay any indebtedness under our new credit facility during the three months ended March 31, 2003. Also during the three months ended March 31, 2003, we repaid $2.6 million to our affiliated practices, compared to $3.8 million during the three months ended March 31, 2002.

Uses of Capital.

     Capital Expenditures. Our capital expenditures consist primarily of the costs associated with expenditures to facilitate growth in new and existing centers, maintenance expenditures to sustain current levels of business activity at existing centers, acquisitions of the fixed assets of newly affiliated practices and development of de novo centers in the United States and abroad. The average cost of developing a new orthodontic center in the United States is about $350,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice’s share of these costs until we are reimbursed by the practice. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. The outstanding balance of these amounts we guaranteed was approximately $500,000 at March 31, 2003 and approximately $700,000 at December 31, 2002. We no longer guarantee new debt for our affiliated practices.

During our rapid growth in the 1990’s, we expended a disproportionately higher amount of our capital investment on de novo centers relative to expenditures on existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. We have also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in our international operations.

     Other Uses of Capital. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining their compensation during the start-up or expansion phase of their practices. These advances are generally interest free and unsecured. The affiliated practice generally begins to repay the advances once the practice or center becomes profitable, generally at the beginning of the second year that the practice or center is open. We intend to fund these advances and any continued financing through a combination of borrowings under our credit facility and cash from operations.

     At March 31, 2003, we had current maturities of $10.4 million under our credit facility and $7.0 million due to our affiliated practices. We expect cash from operations to fund these payments during 2003. We also expect to use cash generated from operations to fund amounts earned under incentive programs. If all conditions are met under these incentive programs during 2003, we anticipate paying an aggregate of $6.3 million in 2003.

     Capital Resources. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion of the number of affiliated centers, and bears interest at varying rates above the lender’s prime rate or Eurodollar rate. Amounts borrowed under the credit facility are secured by a security interest in our ownership interests in our operating subsidiaries. The revolving line of credit expires January 2, 2006. Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility.

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

     During the three months ended March 31, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

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

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to our Annual Report on Form 10-K for the year ended December 31, 2002. On April 24, 2003, the U.S. District Court for the Northern District of Georgia, in ruling on the plaintiffs’ motion for partial summary judgment in one of these cases captioned Smith v. OrthAlliance, Inc., held that the covenants not to compete in the plaintiffs’ employment agreements with their practices and service agreements with OrthAlliance are unenforceable because the covenants contained restrictions that the court determined was vague and overbroad. This ruling is limited to these plaintiffs and Georgia law, and does not apply to the enforceability of covenants not to compete with any other practices. OrthAlliance intends to challenge this ruling.

On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against us and Bartholomew F. Palmisano, Sr., our Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., our Chief Operating Officer, and Thomas J. Sandeman, our Chief Financial Officer. On April 22, 2003, a similar action was filed in the United States District Court for the Eastern District of Louisiana against us and the other defendants by James A. Janette. Each of these actions purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of our common stock from November 14, 2002 to March 18, 2003. In each of these complaints, the plaintiffs allege that we and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements about practices affiliated with OrthAlliance, and by recognizing revenue in violation of generally accepted accounting principles, in order to inflate the market price of our common stock. The plaintiffs seek unspecified compensatory damages, interest and attorneys’ fees. We deny these allegations and believe that these actions lack merit. We intend to defend these actions vigorously. These lawsuits are at a very early stage and, at this time, we cannot predict whether we will prevail or estimate the amount of damages that we might incur. We are also unable to estimate any reimbursement that we may receive from insurance policies in the event that we incur any damages or costs in connection with these actions. Regardless of the outcome, this action could be costly, time-consuming and could divert the time and attention of our senior management.

We and our subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of our business.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

Exhibit number	Description

3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)
3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)
4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)
10.1	Credit Agreement, dated as of January 2, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent*

*	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13457).

(b)	REPORTS ON FORM 8-K

During the three months ended March 31, 2003, we did not file any current reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Orthodontic Centers of America, Inc. (Registrant)

Date: May 15, 2003	/s/ Bartholomew F. Palmisano, Sr. Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

/s/ Thomas J. Sandeman Thomas J. Sandeman Chief Financial Officer

CERTIFICATION

I, Bartholew F. Palmisano, Sr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Orthodontic Centers of America, Inc.;

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ Bartholomew F. Palmisano, Sr. Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Thomas J. Sandeman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Orthodontic Centers of America, Inc.;

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ Thomas J. Sandeman Thomas J. Sandeman Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description

3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)
3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)
4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-85326)
10.1	Credit Agreement, dated as of January 2, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent*

*	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13457).