Form 10-Q
period 2003-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2003-08-14
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1278948 (I.R.S. Employer Identification No.)

3850 N. Causeway Boulevard, Suite 800
Metairie, Louisiana 70002
(504) 834-4392
(Address, including zip code, of principal executive offices and
Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

At August 11, 2003 there were approximately 50,247,000 outstanding shares of the Registrant’s Common Stock, $.01 par value per share.

ORTHODONTIC CENTERS OF AMERICA, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as “anticipate,” “estimate,” “believe,” “expect,” “foresee,” “may,” “would,” “could” or “will.” These forward-looking statements include, without limitation, statements regarding the Company’s future growth and operating results, fee revenue, critical accounting policies and estimates, net operating loss carryforwards, reduction in service fees for certain affiliated practices, amounts payable to OrthAlliance affiliated practices under incentive programs, allowance for uncollectible amounts, liquidity, capital resources, cash needs, buy-outs of service, consulting and management service agreements, utilization of the Company’s services and payment of service fees by OrthAlliance affiliated practices, pending litigation against OrthAlliance and the Company, advancement of funds to affiliated practices, repayment of outstanding indebtedness, impairment of intangible assets and impairment of goodwill. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company’s financial results and conditions, disruption of the Company’s relationships with its affiliated practices or loss of a significant number of the Company’s affiliated practices, failure or delay in integrating OrthAlliance’s affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, risks relating to the Company’s foreign operations, changes in the Company’s operating or expansion strategy, inability of the Company to attract and retain qualified personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company’s business, and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Orthodontic Centers of America, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,015	$7,522
Current portion of service fees receivable, net of allowance for uncollectible amounts of $6,344 at June 30, 2003 and $5,095 at December 31, 2002	82,848	63,448
Current portion of advances to affiliated practices, net of allowance for uncollectible amounts of $2,978 at June 30, 2003 and $2,406 at December 31, 2002	12,740	14,857
Deferred income taxes	20,142	37,572
Supplies inventory	13,467	12,526
Prepaid expenses and other assets	5,557	7,439

Total current assets	146,769	143,364
Unreimbursed expense portion of service fees receivable	47,914	43,070
Advances to affiliated practices, less current portion, net	19,110	15,687
Property, equipment and improvements, net	89,318	90,060
Intangible assets, net	215,281	220,383
Goodwill	87,641	87,641
Other assets	13,015	7,040

TOTAL ASSETS	$619,048	$607,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,480	$8,048
Accrued salaries and other accrued liabilities	14,967	20,620
Deferred revenue	537	713
Service fee prepayments	2,182	7,743
Current portion of notes payable to affiliated practices	2,931	8,387
Current portion of long-term debt	8,333	8,333

Total current liabilities	38,430	53,844
Deferred income tax liabilities	8,030	8,030
Notes payable to affiliated practices, less current portion	6,654	4,612
Long-term debt, less current portion	94,400	97,899

Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,333,000 shares issued and outstanding at June 30, 2003 and 51,268,000 shares issued and outstanding at December 31, 2002	513	512
Additional paid-in capital	218,515	217,840
Retained earnings	269,207	240,911
Accumulated other comprehensive loss	(1,720)	(1,376)
Less cost of approximately 1,093,000 shares of treasury stock at June 30, 2003 and 1,097,000 at December 31, 2002	(14,981)	(15,027)

Total shareholders’ equity	471,534	442,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$619,048	$607,245

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)
Fee revenue	$100,214	$113,432	$200,853	$224,755
Direct expenses:
Employee costs	29,571	32,079	58,872	63,905
Orthodontic supplies	9,728	9,550	20,324	19,128
Rent	9,499	10,064	19,001	20,139
Marketing and advertising	7,178	7,964	13,420	16,915

Total direct expenses	55,976	59,657	111,617	120,087
General and administrative	14,229	14,770	27,179	29,173
Depreciation	3,462	3,094	6,994	5,908
Amortization	2,789	2,745	5,214	5,386
Asset impairments	1,111	—	1,815	—
Non-recurring recruiting expense	—	12,772	—	12,772

Operating profit	22,647	20,394	48,034	51,429
Interest income (expense), net	(1,120)	(992)	(2,549)	(2,342)
Non-controlling interest in subsidiary	(15)	7	(29)	31

Income before income taxes	21,512	19,409	45,456	49,118
Income taxes	8,121	7,327	17,160	18,542

Net income	$13,391	$12,082	$28,296	$30,576

Net income per share:
Basic	$0.27	$0.24	$0.56	$0.60

Diluted	$0.27	$0.23	$0.56	$0.59

Average shares outstanding:
Basic	50,219	51,188	50,209	51,362

Diluted	50,370	51,999	50,395	52,174

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,

	2003	2002

	(Unaudited)
Operating activities:
Net income	$28,296	$30,576
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for bad debt expense	2,779	2,271
Depreciation and amortization	12,208	11,294
Deferred income taxes	17,430	(873)
Asset impairments	1,815	—
Non-recurring recruiting expense	—	4,771
Changes in operating assets and liabilities:
Service fees receivable	(25,656)	(21,687)
Service fee prepayments	(5,561)	(1,283)
Supplies inventory	(941)	340
Prepaid expenses and other	1,540	(1,522)
Amounts payable to affiliated practices	—	(1,394)
Accounts payable and other current liabilities	(4,397)	7,534

Net cash provided by operating activities	27,513	30,027

Investing activities:
Purchases of property, equipment and improvements	(7,511)	(7,069)
Intangible assets acquired, net	(338)	(3,992)
Advances to affiliated practices, net	(2,598)	(8,149)
Notes receivable	(2,059)	(499)

Net cash used in investing activities	(12,506)	(19,709)

Financing activities:
Repayment of notes payable to affiliated practices	(3,698)	(2,774)
Repayment of long-term debt	(117,050)	(10,000)
Proceeds from long-term debt	109,900	—
Issuance of common stock	678	2,892

Net cash used in financing activities	(10,170)	(9,882)

Effect of exchange rate changes on cash and cash equivalents	(344)	(1,783)
Change in cash and cash equivalents	4,493	(1,347)
Cash and cash equivalents at beginning of period	7,522	14,172

Cash and cash equivalents at end of period	$12,015	$12,825

Supplemental cash flow information:
Cash paid during period for:
Interest	$2,749	$1,955

Income taxes	$147	$233

Supplemental disclosures of non-cash
investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$284	$835

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the “Company”) provides business services to orthodontic and pediatric dental practices in 46 states and four foreign markets.

The Company provides purchasing, financial, marketing and administrative services under service, consulting and management service agreements (“Service Agreements”). The Company provides services to orthodontic and pediatric dental practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities (“Affiliated Practices”). Because the Company does not control the Affiliated Practices, it does not consolidate their financial results. The following table provides information about the Company’s Affiliated Practices as of June 30, 2003:

	Number of Affiliated Practices

Location	Orthodontic	Pediatric	Total

United States	302	28	330
Japan	25	—	25
Mexico	4	—	4
Puerto Rico	3	—	3
Spain	3	—	3

Total	337	28	365

The number of affiliated practices exclude 54 orthodontic and pediatric dental practices that were engaged in litigation with the Company or its subsidiaries and for which we had generally ceased to record fee revenue as of June 30, 2003.

The Company’s consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company’s services. These expenses generally include all practice-related expenses of the Affiliated Practices, excluding the practitioners’ compensation and professional insurance coverage.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the presentation of the June 30, 2003 financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Depreciation Expense Relating To Property, Equipment and Improvements. The Company generally purchases and provides the property, equipment and improvements used in Affiliated Practices. The Company retains ownership of the property, equipment and improvements and depreciates these assets over their estimated useful lives. This amount is recorded as depreciation expense in the Company’s consolidated statements of income. Under the terms of most of the Company’s Service Agreements, Affiliated Practices generally reimburse the Company for their portion of the costs of these property, equipment and improvements over a five-year period. The Company charges the Affiliated Practice interest on these amounts at market rates.

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

Company with the opportunity to earn additional service fees. The consideration is allocated to an intangible asset.

Components of the Company’s intangible assets at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

	(in thousands)
Cost of intangible assets	$260,655	$262,411
Less accumulated amortization	45,374	42,028

Intangible assets, net	$215,281	$220,383

Intangible assets are amortized on a straight-line basis over the shorter of the term of the related Service Agreement or 25 years. Amortization expense relating to intangible assets was $2.8 million and $5.2 million for the three and six months ended June 30, 2003, respectively, compared to $2.7 million and $5.4 million for the three and six months ended June 30, 2002, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

Property, Equipment and Improvements:

Property, equipment and improvements consisted of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Leasehold improvements	$75,262	$73,703
Furniture, fixtures and equipment	67,394	65,689

	142,656	139,392
Less accumulated depreciation and amortization	53,338	49,332

Property, equipment and improvements, net	$89,318	$90,060

Depreciation expense on property, equipment and improvements was $3.5 million and $7.0 million for the three and six months ended June 30, 2003, respectively, compared to $3.1 million and $5.9 million for the three and six months ended June 30, 2002, respectively.

Impairment of Long-Lived Assets:

The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three and six months ended June 30, 2003, the Company recorded impairments related to intangible assets of approximately $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2003, the Company recorded impairments related to property, equipment and improvements for centers closed or relocated of approximately $0.9 million and $1.3 million, respectively. These amounts are included in asset impairments in the accompanying Consolidated Statements of Income.

Goodwill:

Goodwill represents the excess of purchase price over fair value of net assets acquired or arising from a business combination. All of the Company’s goodwill relates to its acquisition of OrthAlliance. The Company assesses goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by measuring the reporting unit at fair value. During the six months ended June 30, 2003, the Company performed its annual impairment test and determined that goodwill was not impaired at June 30, 2003.

5.     TRANSACTIONS WITH AFFILIATED PRACTICES

Net advances to Affiliated Practices totaled $31.9 million at June 30, 2003 and $30.5 million at December 31, 2002. The Company had an allowance for certain advances to Affiliated Practices that the Company believes will not be recoverable of $3.0 million and $2.4 million at June 30, 2003 and December 31, 2002, respectively.

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as they begin to build a patient base. A new center typically begins to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements, the Company entered into an agreement with a financial institution under which the financial institution funds these operating losses and capital improvements. The Company remains a guarantor of the related debt. The Company was a guarantor for approximately $0.5 million and $0.7 million at June 30, 2003 and December 31, 2002, respectively, of loans under this arrangement. The Company no longer guarantees new debt for its Affiliated Practices.

6.     DEBT

On January 2, 2003, the Company obtained a three-year, $125.0 million credit facility (the “Credit Facility”). The Credit Facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. At June 30, 2003, $102.7 million of indebtedness was outstanding under the Credit Facility. The term loan is amortized over three years with fixed, quarterly principal payments of $2.1 million, plus interest. The Credit Facility is secured by a pledge of the capital stock of the Company’s operating subsidiaries. Borrowings under the Credit Facility generally bear interest at margins over the lenders’ prime rate ranging from 0.50% to 1.50% or over the Eurodollar rate ranging from 1.50% to 2.50%, and such margin is based on the Company’s leverage ratio as computed under the Credit Facility.

The Credit Facility requires the Company to maintain certain financial and nonfinancial covenants, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The Credit Facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of the Company’s common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity. At June 30, 2003, the Company was in compliance with the covenants of the Credit Facility.

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

	Six months ended
	June 30,

	2003	2002

	(in thousands, except per share data)
Net income, as reported	$28,296	$30,576
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	297	329

Pro forma net income	$27,999	$30,247

Net income per share:
Basic, as reported	$0.56	$0.60
Basic, pro forma	0.56	0.59
Diluted, as reported	0.56	0.59
Diluted, pro forma	0.56	0.58

8.     INCOME TAXES

The Company has deferred tax assets primarily relating to net operating loss carryforwards. These net operating loss carryforwards primarily relate to the cumulative effect of a change in accounting method for income tax purposes previously approved by the Internal Revenue Service. At June 30, 2003, the Company reduced the deferred tax assets by the Company’s income taxes for the first and second quarters of 2003, resulting in no current tax liability recorded by the Company. The Company expects that the remaining net operating loss carryforwards will offset a portion of the Company’s taxable income for the remainder of 2003. If the net operating loss carryforwards are not used, they will expire between 2017 and 2022.

9.     NET INCOME PER SHARE

The calculation of net income per share is performed using the treasury stock method. Computations of basic and diluted earnings per share are presented below:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)
Numerator:
Net income for basic and diluted earnings per share	$13,391	$12,082	$28,296	$30,576

Denominator:
Denominator for basic earnings per share	50,219	51,188	50,209	51,362
Effect of dilutive securities	151	811	186	812

Denominator for diluted earnings per share	50,370	51,999	50,395	52,174

10.     NEW ACCOUNT PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is in the process of evaluating the implications of the Interpretation.

11. CONTINGENCIES

Before the Company entered into the merger agreement with OrthAlliance, the Company anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. At June 30, 2003, the Company was engaged in litigation with 56 affiliated practices. The Company and its subsidiaries and affiliated practices are, and from time may become, party to other litigation or administrative proceedings which arise in the normal course of their business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial condition of Orthodontic Centers of America, Inc. (“we” or “OCA”) at June 30, 2003, and the results of operations for the three and six months ended June 30, 2003, and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Report.

GENERAL

Our business was established in 1985. At June 30, 2003, we provided business services to 365 orthodontic and pediatric dental practices. These amounts exclude 54 orthodontic and pediatric dental practices that were engaged in litigation with OCA and for which we had ceased to record fee revenue as of June 30, 2003. The following table provides information about our affiliated practices.

	Number of Affiliated Practices

						Six months
	Year ended December 31,					ended
						June 30,
	1998	1999	2000	2001	2002	2003

Affiliated practices at beginning of period	164	205	230	245	372	371
Affiliated practices added	52	41	33	143	24	2
Affiliated practices deaffiliated, transitioned or litigating (1)	(11)	(16)	(18)	(16)	(25)	(8)

Affiliated practices at end of period	205	230	245	372	371	365

(1)	This line item includes practices that bought out of their service, consulting or management service agreement (“deaffiliated”), practices that were acquired by another affiliated practice because the obligations under its service, consulting or management service agreement were assumed by the acquiring affiliated practice (“transitioned”), or practices that were engaged in litigation with us and for which we ceased recording fee revenue during the referenced period (“litigating”).

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

•	In acquiring the non-professional assets of an orthodontic or pediatric dental practice, and entering into a service or consulting agreement with the practice, we allocate part of the related costs to an intangible asset. The intangible asset is amortized over the term of the service or consulting agreement, up to 25 years. We evaluate the carrying amount of these intangible assets quarterly based on management’s estimates of future service fees over the remaining term of the agreement. These estimates require management to make certain assumptions regarding future cash flows based on current information regarding the operational aspects of the practice. Future events may change management’s estimates. Any impairment charge recorded due to our evaluation of the carrying amount of these intangible assets will be based on the discounted cash flows method. During the six months ended June 30, 2003, we determined that approximately $0.6 million of intangible assets were impaired and expensed such costs.

•	We provide an allowance for uncollectible amounts based on our estimate of service fees receivable that may not be paid by our affiliated practices. The allowance for uncollectible amounts of service fees receivable is currently calculated based upon an aging of affiliated practices’ patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts for which patients have not yet been billed. These amounts are derived from our experience in collecting patient fees receivables on behalf of affiliated practices. We also provide an allowance for uncollectible amounts of advances to affiliated practitioners based on management’s assessment of our affiliated practices’ inability to repay their obligations. If the financial circumstances of our affiliated practices deteriorate, additional allowances may be required.

•	We used internal and external data in estimating the fair value of OrthAlliance’s assets and liabilities in connection with our acquisition of OrthAlliance on November 9, 2001. Our future operating results may be significantly affected depending on the accuracy of management’s estimates should the values of the assets and liabilities acquired materially differ from the fair value assigned by management.

•	At June 30, 2003, our financial statements reflected approximately $87.6 million of goodwill related to the OrthAlliance merger. Goodwill is carried at cost and is not amortized, but is tested for impairment by applying a fair value concept in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. The evaluation of the impairment loss requires management to make estimates and assumptions. Management determined that goodwill was not impaired at June 30, 2003. Adverse changes to our operations and other factors could result in impairment losses in the future.

•	Under our revenue recognition policy, we must make certain estimates, including amounts to be retained by our affiliated practices. We recognize fee revenue based upon a straight-line allocation of our affiliated practices’ patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by the affiliated practices during the term of treatment, plus reimbursement of certain practice-related expenses. We discuss our revenue recognition policy in greater detail in the following subsection.

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

Until amounts related to unreimbursed practice-related expenses are recognized as fee revenue under our revenue recognition policy, our rights to receive reimbursement for these expenses are not recorded on our balance sheet as service fees receivable, even though affiliated practices have a contractual obligation to reimburse us. At June 30, 2003, unreimbursed practice-related expenses recorded as expenses in our consolidated statements of income, but not recognized as fee revenue or recorded as service fees receivable, totaled approximately $15.5 million.

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

During the six months ended June 30, 2003, service fees receivable, net of an allowance for uncollectible amounts, increased $24.3 million, or 22.8%, to $130.8 million at June 30, 2003 from $106.5 million at December 31, 2002. This increase resulted from varying increases in three categories of fee revenue:

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

As discussed in the section above captioned “—Revenue Recognition,” we recognize fee revenue based in part on a straight-line allocation of affiliated practices’ patient contract balances over the terms of the patient contracts. This straight-line allocation includes billed patient fees receivable and unbilled patient fees receivable. A portion of our fee revenue also relates to certain unreimbursed practice-related expenses incurred on behalf of affiliated practices and recorded as expenses in our consolidated statements of income. We generally collect our service fees receivable when patient fees are billed and collected by or on behalf of our affiliated practices.

Service fees receivable are comprised of a current and long-term component. The current portion of service fees receivable consists of fee revenue related to billed patient fees receivable and unbilled patient fees receivable. The long-term component is the unreimbursed expense portion of service fee receivables, for which we are to be reimbursed over a five-year period. During the six months ended June 30, 2003, the current portion of service fees receivable increased $19.5 million, or 30.8%, to $82.9 million, net of an allowance for uncollectible amounts of $6.3 million, at June 30, 2003 from $63.4 million, net of an allowance for uncollectible amounts of $5.1 million, at December 31, 2002. During the six months ended June 30, 2003, the unreimbursed expense portion of service fees receivable increased $4.8 million, or 11.1%, to $47.9 million at June 30, 2003, from $43.1 million at December 31, 2002.

The components of service fees receivable are reflected in the following table and discussed in greater detail below:

	June 30,	December 31,
	2003	2002	Increase

		(in millions)
Current portion of service fees receivable:
Fee revenue related to billed patient fees receivable	$44.6	$38.2	$6.4
Fee revenue related to unbilled patient fees receivable	44.6	30.3	14.3

Subtotal	89.2	68.5	20.7
Less allowance for uncollectible amounts	(6.3)	(5.1)	(1.2)

Current portion of service fees receivable, net	82.9	63.4	19.5
Unreimbursed expense portion of service fees receivable:
Fee revenue related to certain unreimbursed expenses	47.9	43.1	4.8

Total service fees receivable, net	$130.8	$106.5	$24.3

Current Portion of Service Fees Receivable

     Fee revenue related to billed patient fees receivable. At June 30, 2003, approximately $44.6 million of our service fees receivable resulted from fee revenue related to billed patient fees receivable, representing an increase of $6.4 million, or 16.8%, from $38.2 million at December 31, 2002. The increase was primarily due to an increase in the average number of days between billing and collection of patient fees during the six months ended June 30, 2003.

     Fee revenue related to unbilled patient fees receivable. During the six months ended June 30, 2003, of the three components of service fees receivable, the largest increase was in service fees receivable from fee revenue related to unbilled patient fees receivable. At June 30, 2003, approximately $44.6 million of our service fees receivable resulted from fee revenue related to unbilled patient fees receivable, representing an increase of $14.3 million, or 47.2%, from $30.3 million at December 31, 2002. As discussed in the following paragraphs, this increase was primarily due to the timing differences in when certain patient fees are billed and when related fee revenue is recognized under our revenue recognition policy, which was affected by an increase of about 0.9 of a month in the average age of our affiliated practices’ patient contracts during the six months ended June 30, 2003.

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

Under our revenue recognition policy, service fees relating to a patient contract, including the initial record fee and the final retainer fee, are recognized as fee revenue evenly over the course of the patient’s treatment, even though the initial record fee and the final retainer fee are generally billed and collected at the beginning and end of treatment, respectively. Payment of the initial record fee generally results in a service fee prepayment, because it is collected before we recognize all of the related fee revenue. In contrast, the final retainer fee generally results in service fees receivable, because we recognize related fee revenue before it is billed or collected. These service fees receivable gradually accumulate over the course of treatment until the final retainer fee is billed and collected in the final month. The effect of this accumulation was increased during the six months ended June 30, 2003 as the average age of our affiliated practices’ patient contracts increased by about 0.9 of a month.

Unreimbursed Expense Portion of Service Fees Receivable

     Fee revenue related to unreimbursed practice-related expenses. The unreimbursed expense portion of service fees receivable represents the long-term component of service fees receivable. At June 30, 2003, approximately $47.9 million of our service fees receivable resulted from fee revenue related to certain unreimbursed practice-related expenses, representing an increase of $4.8 million or 11.1% from $43.1 million at December 31, 2002. This increase was primarily due to the timing difference in when the expense amounts were recognized as fee revenue under our revenue recognition policy and when affiliated practices are contractually obligated to reimburse us for these expenses (generally over a five-year period).

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

     Depreciation Expense Relating To Property, Equipment and Improvements. We generally purchase and provide the property, equipment and improvements used in our affiliated practices. We retain ownership of these property, equipment and improvements and depreciate these assets over their estimated useful lives. This amount is recorded as depreciation expense in our consolidated statements of income. Under the terms of most of OCA’s service agreements, affiliated practices generally reimburse us for their portion of the costs of these property, equipment and improvements over a five-year period. We charge the affiliated practice interest on these amounts at market rates.

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

RESULTS OF OPERATIONS

The following table provides information about the percentage of fee revenue represented by some of the items in our Consolidated Statements of Income, and the percentage by which those items increased or decreased during the three and six months ended June 30, 2003 compared to the same periods in 2002.

	Three months		Six months
	ended		ended		Percentage
	June 30,		June 30,		Increase/(Decrease)

					Three months ended	Six months ended
					June 30,	June 30,
	2003	2002	2003	2002	2003 vs. 2002	2003 vs. 2002

Fee revenue	100.0%	100.0%	100.0%	100.0%	(11.7)%	(10.6)%
Direct expenses:
Employee costs	29.5	28.3	29.3	28.4	(7.8)	(7.9)
Orthodontic supplies	9.7	8.4	10.1	8.5	1.9	6.3
Rent	9.5	8.9	9.5	9.0	(5.6)	(5.6)
Marketing and advertising	7.2	7.0	6.7	7.5	(9.9)	(20.7)

Total direct expenses	55.9	52.6	55.6	53.4	(6.1)	(7.1)
General and administrative	14.2	13.0	13.5	13.0	(3.7)	(6.8)
Depreciation and amortization	6.2	5.1	6.1	5.0	7.1	8.1
Non-recurring recruiting expense	—	11.3	—	5.7	N/A	N/A

Operating profit	22.6	18.0	23.9	22.9	8.2	(6.6)
Interest expense	1.1	0.9	1.3	1.0	12.9	8.9
Income before income taxes	21.5	17.1	22.6	21.9	10.8	(7.5)
Provision for income taxes	8.1	6.5	8.5	8.2	10.8	(7.5)

Net income	13.4%	10.6%	14.1%	13.7%	10.8%	(7.5)%

     Overview. Fee revenue decreased $13.2 million for the three months ended June 30, 2003 compared to the same period in 2002, while direct expenses decreased $3.7 million during the three months ended June 30, 2003, compared to the same period in 2002. During the three months ended June 30, 2002, we recorded a non-recurring recruiting expense of $12.8 million. Our net income increased $1.3 million to $13.4 million for the three months ended June 30, 2003 from $12.1 million for the same period in 2002. Fee revenue decreased $23.9 million for the six months ended June 30, 2003, compared to the same period in 2002. The decline in fee revenue was partially offset by a $8.5 million decrease in direct expenses and a $2.0 million decrease in general and administrative expense during the six months ended June 30, 2003, compared to the same period in 2002. During the six months ended June 30, 2002, we recorded a non-recurring recruiting expense of $12.8 million. For the six months ended June 30, 2003, net income decreased $2.7 million to $28.3 million from $30.6 million for the same period in 2002, primarily due to the decrease in fee revenue.

     Our results for the three and six months ended June 30, 2003 were affected by certain affiliated practices for which we ceased recording fee revenue subsequent to June 30, 2002. We generally ceased to record fee revenue for affiliated practices that ceased paying service fees and providing financial information we use to compute fee revenue. We were affiliated with 365 practices at June 30, 2003, including 28 for which we had generally ceased to record fee revenue because these practices ceased paying service fees and providing information we use to compute fee revenue. At June 30, 2002, we were affiliated with 373 practices, including six for which we had generally ceased to record fee revenue because these practices ceased paying service fees and providing information we use to compute fee revenue. This represents a net reduction of 30 affiliated practices for which we were recording fee revenue as of June 30, 2003, compared to June 30, 2002.

     The affiliated practices that ceased paying their service fees and providing financial information that we use to compute fee revenue at June 30, 2003 were generally mature orthodontic and pediatric dental practices with relatively high volume and operating margins. Since June 30, 2002, we have affiliated with 23 de novo practices, which typically generate initial operating losses during their first 12 months of operations and experience relatively lower operating margins than mature practices. Because of the overall decrease in mature practices contributing to our results, our operating margins and expenses as a percentage of fee revenue were negatively affected during the three and six months ended June 30, 2003 compared to the same periods in 2002.

The following are key operating statistics of our affiliated practices during the six months ended June 30, 2003 and 2002:

	Six months ended
	June 30,
			Increase/
	2003	2002	(Decrease)

	(in thousands, except percentage data)
Number of new patient contracts (1)	49	60	(18.3)%
Total new patient contract balances (1)	$171,036	$194,071	(11.9)%
Total number of active patients at end of period (1)	510	515	(1.0)%
Comparable center fee revenue growth (2)	11.3%	17.8%	N/A

(1)	The patient statistics include patients under treatment at affiliated pediatric dental practices, in addition to affiliated orthodontic practices. As of June 30, 2003, approximately 59,000 patients were under treatment at affiliated pediatric dental practices, compared to approximately 39,000 patients as of June 30, 2002. We were affiliated with 28 and 27 pediatric dental practices as of June 30, 2003 and 2002, respectively.

(2)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us and for which we recorded fee revenue throughout each of the two periods being compared.

     Fee Revenue. Fee revenue decreased $13.2 million, or 11.7%, to $100.2 million for the three months ended June 30, 2003 from $113.4 million for the same period in 2002. This net decrease was primarily due to the following:

•	an increase of $6.2 million in fee revenue for comparable centers (as described in note 2 to the table above); and

•	a decrease of $19.4 million in fee revenue from all other centers, primarily OrthAlliance affiliated practices that bought out of their service, consulting and management service agreements or for which we have generally ceased to record fee revenue.

Fee revenue decreased $23.9 million, or 10.6%, to $200.9 million for the six months ended June 30, 2003 from $224.8 million for the same period in 2002. The net decrease was primarily due to the following:

•	an increase of $16.9 million in fee revenue for comparable centers (as described in note 2 to the table above); and

•	a decrease of $40.8 million in fee revenue from all other centers, primarily OrthAlliance affiliated practices that bought out of their service, consulting and management service agreements or for which we have generally ceased to record fee revenue.

Fee revenue during the three and six months ended June 30, 2003 was negatively affected by certain affiliated practices for which we have ceased to record fee revenue. These practices have either bought out of their service, management service or consulting agreements or ceased paying service fees and providing financial information we use to compute fee revenue. We expect some continued fluctuations in fee revenue during the remainder of 2003 as some OrthAlliance affiliated practices may buy out of their service, consulting or management service agreements or stop paying service fees and providing certain financial information. However, OrthAlliance affiliated practices that are not currently included in our results for the three and six months ended June 30, 2003 may begin utilizing our services and paying service fees in the future. We expect that declines in fee revenue from these buy-outs would be offset by increases in fee revenue from other practices over time.

Fee revenue during the three and six months ended June 30, 2003 was also negatively affected by a reduction in service fees charged to certain of our affiliated practices that achieved certain performance levels. For the three and six months ended June 30, 2003, we reduced these practices’ services fees by approximately $0.4 million and $0.9 million, respectively, which reduced fee revenue by the same amount. We estimate that the remaining potential reduction in service fees for these practices under this program to be approximately $0.9 million for the remainder of 2003.

     Employee Costs. Employee costs consist of payroll and benefits costs for employees at our affiliated centers and corporate headquarters. We do not employ affiliated orthodontists, pediatric dentists or general dental assistants. Employee costs decreased $2.5 million, or 7.8%, to $29.6 million for the three months ended June 30, 2003 from $32.1 million for the same period in 2002. For the six months ended June 30, 2003, employee costs were $58.9 million, a decrease of 7.8% from $63.9 million of the same period in 2002. These decreases were primarily due to reduction in employee costs for affiliated practices that bought out of their service, management service or consulting agreements or for which we generally ceased to record fee revenue after June 30, 2002. As a percentage of fee revenue, employee costs were 29.5% and 29.3% for the three and six months ended June 30, 2003, respectively, compared to 28.3% and 28.4%, respectively, for the same periods in 2002. The increases as a percentage of fee revenue were primarily due to increases in compensation and benefits for our employees at our affiliated centers during the three and six months ended June 30, 2003 compared to the same periods in 2002.

     Orthodontic Supplies. Orthodontic supplies expense primarily represents the costs of bands, brackets and wires used during orthodontic treatments and the costs of retainers and other removable or fixed appliances used prior to or after orthodontic treatments. Orthodontic supplies expense was $9.7 million and $9.6 million for the three months ended June 30, 2003 and 2002, respectively. Orthodontic supplies expense increased $1.2 million, or 6.3%, to $20.3 million for the six months ended June 30, 2003 from $19.1 million for the same period in 2002. As a percentage of fee revenue, orthodontic supplies expense was 9.7% and 10.1% for the three and six months ended June 30, 2003, respectively, compared to 8.4% and 8.5%, respectively, for the same periods in 2002. Orthodontic supplies expense increased primarily due to an overall increase in costs of retainers and similar appliances and increased use of Invisalign non-braces aligners, which are generally more expensive than traditional orthodontic supplies.

     Rent. Rent expense primarily consists of costs of leasing office space for our affiliated centers and corporate headquarters, including common area maintenance charges. For the three months ended June 30, 2003, rent expense decreased $0.6 million, or 5.6%, to $9.5 million from $10.1 million for the same period in 2002. Rent expense decreased $1.1 million, or 5.6%, to $19.0 million for the six months ended June 30, 2003 from $20.1 million for the same period in 2002. The overall decreases were primarily due to the exclusion of rent expense for certain affiliated practices that bought out of their service, management service or consulting agreements or for which we generally ceased to record fee revenue after June 30, 2002. As a percentage of fee revenue, rent expense increased to 9.5% during the three months ended June 30, 2003 compared to 8.9% in the same period of 2002 and decreased to 8.9% during the six months ended June 30, 2003 compared to 9.0% for the same period in 2002.

     Marketing and Advertising. Marketing and advertising expense represents costs associated with television, radio and print media advertising for affiliated practices. Marketing and advertising expense decreased $786,000, or 9.9%, to $7.2 million for the three months ended June 30, 2003 from $8.0 million for the same period in 2002. For the six months ended June 30, 2003, marketing and advertising expense was $13.4 million, a decrease of $3.5 million, or 20.7%, from $16.9 million for the same period in 2002. As a percentage of fee revenue, marketing and advertising expense was 7.2% and 6.7% for the three and six months ended June 30, 2003, respectively, compared to 7.0% and 7.5%, respectively, for the same periods in 2002. The overall decreases for the three and six months ended June 30, 2003 were primarily due to:

•	payments made during the three months ended March 31, 2002 for an advertising arrangement related to OrthAlliance affiliated practices that was not renewed for the three months ended March 31, 2003;

•	credits received during the three months ended March 31, 2003 for advertising spots preempted by war coverage; and

•	lower rates on annual media buying as a result of the slower economy during the six months ended June 30, 2003.

These decreases were partially offset by increased production costs of print media incurred in the three months ended June 30, 2003.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible service fees receivable and advances to affiliated practices. General and administrative expense decreased $0.5 million, or 3.7%, to $14.2 million for the three months ended June 30, 2003 from $14.8 million for the same period in 2002. For the six months ended June 30, 2003, general and administrative expense was $27.2 million, a decrease of $2.0 million, or 6.8%, from $29.2 million for the same period in 2002. These overall decreases were primarily due to decreases in telephone and utility costs and office supplies expense, which was partially offset by an increase in the provision for uncollectible amounts. As a percentage of fee revenue, general and administrative expense was 14.2% and 13.5% for the three and six months ended June 30, 2003, respectively, compared to 13.0% for the same periods in 2002, primarily due to increased provisions for uncollectible amounts recorded during the three and six months ended June 30, 2003.

     Depreciation and Amortization. We depreciate property, equipment and improvements using the straight-line method over their estimated useful lives. We record this amount as depreciation expense. We amortize our intangible assets over the terms of the related service, consulting or management service agreements, up to 25 years. This amount is recorded as amortization expense. Depreciation expense on property, equipment and improvements was $3.5 million and $7.0 million for the three and six months ended June 30, 2003, respectively, compared to $3.1 million and $5.9 million, respectively, for the same periods in 2002. As a percentage of fee revenue, depreciation expense was 3.5% for the three and six months ended June 30, 2003, respectively, compared to 2.7% and 2.6%, respectively, for the same periods in 2002. The increase in depreciation expense was a result of the fixed assets acquired for centers developed or acquired since June 30, 2002. Amortization expense on intangible assets was $2.8 million and $5.2 million for the three and six months ended June 30, 2003, respectively, compared to $2.7 million and $5.4 million, respectively, for the same periods in 2002. As a percentage of fee revenue, amortization expense was 2.8% and 2.6% for the three and six months ended June 30, 2003, respectively, compared to 2.4% for the same periods in 2002.

     Asset Impairments. During the three and six months ended June 30, 2003, we recorded non-cash impairment charges of $1.1 million ($0.7 million, net of income tax benefit) and $1.8 million ($1.1 million, net of income tax benefit), respectively, related to our evaluation of certain long-lived assets. We assess long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three and six months ended June 30, 2003, we recorded impairments related to intangible assets of approximately $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2003, we recorded impairments related to property, equipment and improvements for centers closed or relocated of approximately $0.9 million and $1.3 million, respectively. These amounts are included in asset impairments in the accompanying Consolidated Statements of Income.

     Non-Recurring Recruiting Expense. During the three months ended June 30, 2002, we recorded a non-recurring recruiting charge of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting services.

     Operating Profit. Operating profit increased $2.2 million, or 11.0%, to $22.6 million for the three months ended June 30, 2003 from $20.4 million for the same period in 2002. For the six months ended June 30, 2003, operating profit was $48.0 million, a decrease of $3.4 million, or 6.6%, from $51.4 million for the same period in 2002. As a percentage of fee revenue, operating profit was 22.6% and 23.9% for the three and six months ended June 30, 2003, respectively, compared to 18.0% and 22.9%, respectively, for the same periods in 2002, as a result of the factors discussed above.

     Income Taxes. Income taxes were $8.1 million and $17.2 million for the three and six months ended June 30, 2003, respectively, compared to $7.3 million and $18.5 million, respectively, for the same periods in 2002. Our effective income tax rate was 37.8% for the three and six months ended June 30, 2003 and 2002.

     Net Income. For the three and six months ended June 30, 2003, our net income was $13.4 million and $28.3 million, respectively, compared to $12.1 million and $30.6 million, respectively, for the same periods in 2002. As a percentage of fee revenue, net income for the three and six months ended June 30, 2003 was 13.4% and 14.1%, respectively, compared to 10.6% and 13.7%, respectively, for the same periods in 2002, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital (total current assets less total current liabilities) at June 30, 2003 was $108.3 million, including cash and cash equivalents of $12.0 million, compared to working capital at December 31, 2002 of $89.5 million, including cash and cash equivalents of $7.5 million. At June 30, 2003, our current ratio (total current assets divided by total current liabilities) was 3.82, compared to a current ratio of 2.66 at December 31, 2002. The increase of $18.8 million in working capital at June 30, 2003 compared to December 31, 2002 was primarily due to an increase of $19.4 million in the current portion of service fees receivable.

Cash Flows

The following table summarizes cash flow information for the six months ended June 30, 2003 and 2002 (in thousands):

	Six months ended
	June 30,

	2003	2002

Net cash provided by operating activities	$27,513	$30,027
Net cash used in investing activities	(12,506)	(19,709)
Net cash used in financing activities	(10,170)	(9,882)
Change in cash and cash equivalents	4,493	(1,347)

     Operating Activities. Net cash provided by operating activities was $27.5 million for the six months ended June 30, 2003, a decrease of $2.5 million, or 8.4%, from $30.0 million for the same period in 2002. Net cash provided by operating activities for the six months ended June 30, 2003 was primarily affected by the following:

•	Net income and non-cash items. Net income decreased $2.3 million, or 7.5%, for the six months ended June 30, 2003 to $28.3 million from $30.6 million for the same period in 2002.

Non-cash items decreased $1.5 million, or 8.4%, to $16.8 million for the six months ended June 30, 2003 from $18.3 million for the same period in 2002. The overall decrease in non-cash items was primarily due to the forgiveness of debt owed by a former employee that resulted in $4.8 million in non-recurring recruiting expense recorded during the six months ended June 30, 2002. This decrease was partially offset by increases of $1.8 million in asset impairments and $0.9 million in depreciation and amortization during the six months ended June 30, 2003 compared to the same period in 2002.

•	Deferred income taxes. We used deferred tax assets primarily related to net operating loss carryforwards to offset our income taxes of approximately $17.8 million for the six months ended June 30, 2003, which resulted in no tax liability as of June 30, 2003. We expect the remaining net operating loss carryforwards will offset a portion of our taxable income for the remainder of 2003. These net operating loss carryforwards are primarily related to the cumulative effect of a change in accounting method for income tax purposes approved by the Internal Revenue Service (“IRS”) in January 2003.

•	Service fees receivable. During the six months ended June 30, 2003, the current portion of service fees receivable, net of allowance for uncollectible amounts, increased $19.5 million, or 30.8%, to $82.9 million at June 30, 2003 from $63.4 million at December 31, 2002. The unreimbursed expense portion of service fees receivable increased $4.8 million, or 11.1%, during the six months ended June 30, 2003, to $47.9 million at June 30, 2003 from $43.1 million at December 31, 2002. OCA’s general form of service agreement provides for reimbursement of the affiliated practices’ share of certain expenses over a five-year period. These amounts represent a non-current receivable from the affiliated practices and are classified as such in our consolidated balance sheets. Because the affiliated practice generally reimburses us for these practice-related expenses over a five-year period, the increase in the unreimbursed expense portion of service fees receivable negatively impacts cash flow from operating activities. Increases in service fees receivable resulted from varying increases in three categories of fee revenue: (1) fee revenue related to patient fees receivable that have been billed to patients or third party payors, (2) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors, and (3) fee revenue related to certain unreimbursed practice-related expenses. The current portion of service fees receivable is comprised of fee revenue related to billed patient fees receivable and fee revenue related to unbilled patient fees receivable. The unreimbursed expense portion of service fees receivable is comprised of fee revenue related to certain unreimbursed practice-related expenses. This increase and these three categories of fee revenue are addressed in greater detail in the section above captioned “—Service Fees Receivable.”

•	Service fee prepayments. During the six months ended June 30, 2003, service fee prepayments decreased $5.6 million, or 71.8%, to $2.2 million at June 30, 2003 from $7.7 million at December 31, 2002. The decrease in service fee prepayments was primarily due to the recognition of approximately $2.9 million in fee revenue during the six months ended June 30, 2003, which we recorded as fee revenue under our revenue recognition policy. Also during the six months ended June 30, 2003, certain OrthAlliance affiliated practices changed the terms of their patient contracts to require a lower down payment at the commencement of treatment, which resulted in a decrease of approximately $1.0 million in service fee prepayments. Service fee prepayments represent service fees which we have not yet recognized for revenue recognition purposes, but for which we have received payment from affiliated practices. Because we recognize fee revenue based on a straight-line allocation of treatment fees, this results in us receiving cash in advance of incurring certain practice-related expenses and recognizing certain service fees as fee revenue.

•	Accounts payable and other current liabilities. During the six months ended June 30, 2003, cash used for accounts payable and other current liabilities was $4.4 million, compared to cash provided by accounts payable and other current liabilities of $7.5 million during the six months ended June 30, 2002. Cash provided by accounts payable and other current liabilities during the six months ended June 30, 2002 was primarily due to the increase in income taxes payable while we were awaiting the approval from the IRS of our accounting method change, discussed in this section above under “Deferred income taxes”. During the six months ended June 30, 2003, we offset our income tax liability against our deferred tax assets. The positive effect on cash flow from this offset is discussed in this section above under “Deferred income taxes”. Excluding income taxes payable, accounts payable and accrued salaries and other current liabilities decreased $4.2 million during the six months ended June 30, 2003 compared to a decrease of $10.8 million during the same period in 2002.

     Investing Activities. Net cash used in investing activities was $12.5 million for the six months ended June 30, 2003, a decrease of 36.5% from $19.7 million for the same period in 2002. This decrease was primarily due to a decrease of $3.7 million used to acquire service, management service or consulting agreements and a decrease of $5.6 million in advances to affiliated practices during the six months ended June 30, 2003 compared to the same period in 2002. Partially offsetting these decreases was an increase of $1.6 million in notes receivable.

•	Intangible assets acquired. During the six months ended June 30, 2003, we paid approximately $338,000 to acquire and amend service, consulting or management service agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the agreement, compared to $4.0 million for the same period in 2002. This decrease during 2003 results from our shift in focus from new affiliations to developing de novo practices and assisting existing affiliated practices to grow, which generally requires less capital investment.

•	Purchases of property, equipment and improvements. We purchased $7.5 million and $7.1 million in property, equipment and improvements for the six months ended June 30, 2003 and 2002, respectively. The following table provides information about the composition of these purchases during the six months ended June 30, 2003 and 2002 (in millions):

	Six months ended
	June 30,

	2003	2002

Center additions	$2.6	$1.9
Remodeling and additional capital expenditures for existing centers	3.0	1.6
Capital expenditures for corporate offices	0.3	0.8
International development	1.6	2.8
Total	$7.5	$7.1

•	Advances to affiliated practices. We provided net advances of approximately $2.6 million to affiliated practices during the six months ended June 30, 2003, compared to $8.1 million for the same period in 2002, a decrease of $5.5 million, or 67.9%. The decrease in net advances during the six months ended June 30, 2003 compared to the same period in 2002 is primarily due to our increased efforts to obtain repayments on advances from our affiliated practices. Of the amounts advanced during the six months ended June 30, 2003, approximately 29% was to provide funding for compensation of practitioners at newly-developed practices or at existing practices adding new centers, approximately 53% relating to the amount of the affiliated practices’ operating profit anticipated to be retained by the practices, and approximately 18% to provide additional funding for affiliated practitioners.

•	Notes receivable. Notes receivable increased by $1.6 million during the six months ended June 30, 2003 compared to the same period in 2002. These notes receivable primarily consist of promissory notes from practices that have completed buy-outs of their service, consulting and management service agreements.

     Financing Activities. Net cash used in financing activities was $10.2 million for the six months ended June 30, 2003, compared to $9.9 million for the same period in 2002. During the six months ended June 30, 2003, we obtained a new credit facility under which we borrowed $109.9 million to retire our prior credit facility and bridge credit facility and to pay related transaction costs. We repaid $7.2 million of indebtedness under the new credit facility during the six months ended June 30, 2003, compared to $10.0 million under our prior credit facility during the same period in 2002. The decrease in repayments on our indebtedness was offset by a decrease of $2.2 million in issuance of our common stock related to the exercise of stock options during the six months ended June 30, 2003, compared to the same period in 2002.

Uses of Capital

     Capital Expenditures. Our capital expenditures primarily consist of the costs associated with expenditures to facilitate growth in new and existing centers, maintenance expenditures to sustain current levels of business activity at existing centers, acquisitions of the fixed assets of newly affiliated practices and development of de novo centers in the United States and abroad. The average cost of developing a new orthodontic center in the United States is about $0.4 million, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice’s share of these costs until we are reimbursed by the practice. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from a third party lender. The outstanding balance of these guaranteed amounts was approximately $0.5 million at June 30, 2003 and approximately $0.7 million at December 31, 2002. We no longer guarantee new debt for our affiliated practices.

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

     At June 30, 2003, we had current maturities of $8.3 million under our credit facility and $2.9 million due to our affiliated practices. We expect cash from operations to fund these payments during 2003. We also expect to use cash generated from operations to fund amounts earned under incentive programs by certain affiliated practices. If all conditions are met under these incentive programs during the remainder of 2003, we anticipate paying an aggregate of $6.3 million less amounts due from these affiliated practices during the remainder of 2003.

     Capital Resources. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion. Borrowings under the credit facility generally bear interest at varying rates above the lender’s prime rate ranging from 0.50% to 1.50% or above the Eurodollar rate ranging from 1.50% to 2.50%, and such margin is based on our leverage ratio computed under the credit facility. Amounts borrowed under the credit facility are secured by a security interest in the capital stock of our operating subsidiaries. The revolving line of credit expires January 2, 2006. Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is in the process of evaluating the implications of the Interpretation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation and as of the end of the period covered by the Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in our reports that we file or submit to the SEC under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to our Annual Report on Form 10-K for the year ended December 31, 2002. At June 30, 2003, we were engaged in litigation with 56 affiliated practices. We and our subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our stockholders was held on May 22, 2003. At this meeting, the following matters were voted upon by our stockholders:

(a)	Election of Class III Directors

     Bartholomew F. Palmisano, Sr., Hector M. Bush, D.M.D, and Jack P. Devereux, Jr., D.D.S., M.S., were elected to serve as Class III directors until the annual meeting of stockholders in 2006 or until their successors are elected and qualified. The vote was as follows:

	Votes Cast	Votes Cast Against	Abstentions/
Name	In Favor	or Withheld	Non-Votes

Bartholomew F. Palmisano, Sr.	43,261,425	3,080,407	3,883,168
Hector M. Bush, D.M.D.	41,425,788	4,906,044	3,893,168
Jack P. Devereux, Jr., D.D.S., M.S	43,294,935	3,046,897	3,883,168

     The terms of the following directors continued following the meeting:

Name	Term Expires

Dennis J.L. Buchman, D.M.D., M.S	2004
John J. Sheridan, D.D.S., M.S.D	2004
David W. Vignes	2004
Ashton J. Ryan, Jr.	2005
W. Dennis Summers	2005
Edward J. Walters, Jr.	2005

(b)	Amendment of 1994 Incentive Stock Plan

     Our stockholders approved the amendment of our 1994 Incentive Stock Plan by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes

43,893,050	2,391,021	57,761

(c)	Amendment and Restatement of 1994 Non-Qualified Stock Option Plan for Non-Employee Directors

     Our stockholders approved the amendment and restatement of our 1994 Non-Qualified Stock Option Plan for Non-Employee Directors by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes

44,097,110	2,128,786	115,936

(d)	Selection of Independent Auditors

     Our stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes

38,984,407	7,282,085	75,340

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit number	Description

3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

10.1	First Amendment to Credit Agreement, dated as of June 30, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent

10.2	Amendment of Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as Amended and Restated, dated as of April 18, 2003*

10.3	Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, as Amended and Restated, dated as of April 18, 2003*

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit number	Description

under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Compensatory plan or arrangement.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference.

(b)	REPORTS ON FORM 8-K

     During the three months ended June 30, 2003, we did not file any current reports on Form 8-K. We furnished a current report on Form 8-K on May 16, 2003 reporting information under “Item 7. Financial Statements and Exhibits,” “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Orthodontic Centers of America, Inc. (Registrant)

Date: August 14, 2003	/s/ Bartholomew F. Palmisano, Sr.

Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

/s/ Thomas J. Sandeman

Thomas J. Sandeman Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description

3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

10.1	First Amendment to Credit Agreement, dated as of June 30, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent

10.2	Amendment of Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as Amended and Restated, dated as of April 18, 2003*

10.3	Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, as Amended and Restated, dated as of April 18, 2003*

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit number	Description

32.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Compensatory plan or arrangement.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference.