Form 10-Q
period 2003-09-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2003-11-14
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1278948 (I.R.S. Employer Identification No.)

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

At November 11, 2003 there were approximately 50,135,000 outstanding shares of the Registrant’s Common Stock, $.01 par value per share.

ORTHODONTIC CENTERS OF AMERICA, INC.

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets – September 30, 2003 (Unaudited) and December 31, 2002	3
Consolidated Statements of Income – Three and Nine Months ended September 30, 2003 and 2002 (Unaudited)	4
Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002 (Unaudited)	5
Notes to Consolidated Financial Statements – September 30, 2003 (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36
Part II. Other Information
Item 1. Legal Proceedings	36
Item 6. Exhibits and Reports on Form 8-K	39

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as “anticipate,” “estimate,” “believe,” “expect,” “foresee,” “may,” “would,” “could” or “will.” These forward-looking statements include, without limitation, statements regarding the Company’s fee revenue, critical accounting policies and estimates, net operating loss carryforwards and income tax liability, new accounting pronouncements, reduction in service fees for certain affiliated practices, amounts payable to OrthAlliance affiliated practices under incentive programs, allowance for uncollectible amounts, liquidity, capital resources, cash needs, buy-outs of service, consulting and management service agreements, transition of an affiliated practice, utilization of the Company’s services and payment of service fees by OrthAlliance affiliated practices, pending litigation against OrthAlliance and the Company, advancement of funds to affiliated practices, phase-out of the reimbursement of corporate overhead expense by OCA affiliated practices, repayment of outstanding indebtedness, impairment of long-lived assets, including intangible assets and goodwill, capital expenditures for development of de novo centers, stock repurchases and future growth and operating results. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company’s financial results and condition, disruption of the Company’s relationships with its affiliated practices or loss of a significant number of the Company’s affiliated practices, failure or delay in integrating OrthAlliance’s affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, difficulties in staffing and managing foreign offices, foreign currency exchange fluctuations and other risks relating to international expansion and the Company’s foreign operations, changes in the Company’s operating or expansion strategy, inability of the Company to attract and retain qualified management, personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company’s business, and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

Orthodontic Centers of America, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,368	$7,522
Current portion of service fees receivable, net of allowance for uncollectible amounts of $7,722 at September 30, 2003 and $5,095 at December 31, 2002	95,410	63,448
Current portion of advances to affiliated practices, net of allowance for uncollectible amounts of $3,482 at September 30, 2003 and $2,406 at December 31, 2002	11,319	14,857
Deferred income taxes	30,488	37,572
Supplies inventory	11,537	12,526
Prepaid expenses and other assets	4,855	7,439

Total current assets	163,977	143,364
Unreimbursed expense portion of service fees receivable	49,766	43,070
Advances to affiliated practices, less current portion, net	16,978	15,687
Property, equipment and improvements, net	91,251	90,060
Intangible assets, net	213,027	220,383
Goodwill	87,641	87,641
Other assets	14,042	7,040

TOTAL ASSETS	$636,682	$607,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,862	$8,048
Accrued salaries and other accrued liabilities	15,406	20,620
Deferred revenue	418	713
Service fee prepayments	1,003	7,743
Current portion of notes payable to affiliated practices	2,785	8,387
Current portion of long-term debt	8,333	8,333

Total current liabilities	32,807	53,844
Deferred income tax liabilities	25,860	8,030
Notes payable to affiliated practices, less current portion	4,156	4,612
Long-term debt, less current portion	90,017	97,899
Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,340,000 shares issued and outstanding at September 30, 2003 and 51,268,000 shares issued and outstanding at December 31, 2002	513	512
Additional paid-in capital	218,530	217,840
Retained earnings	281,115	240,911
Accumulated other comprehensive loss	(562)	(1,376)
Less cost of approximately 1,193,000 shares of treasury stock at September 30, 2003 and 1,097,000 at December 31, 2002	(15,754)	(15,027)

Total shareholders’ equity	483,842	442,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$636,682	$607,245

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
Fee revenue	$92,730	$112,738	$293,583	$337,493
Direct expenses:
Employee costs	26,292	31,068	85,164	94,973
Orthodontic supplies	9,734	10,286	30,057	29,414
Rent	7,263	9,755	26,266	29,894
Marketing and advertising	5,500	9,129	18,919	26,042

Total direct expenses	48,789	60,238	160,406	180,323
General and administrative	16,479	13,810	43,657	42,984
Depreciation	3,805	2,991	10,799	8,899
Amortization	2,575	2,422	7,789	7,808
Asset impairments	767	909	2,582	909
Non-recurring recruiting expense	—	—	—	12,772

Operating profit	20,315	32,368	68,350	83,798
Interest expense, net	(1,193)	(2,070)	(3,742)	(4,413)
Non-controlling interest in subsidiary	4	14	(25)	45

Income before income taxes	19,126	30,312	64,583	79,430
Income taxes	7,221	11,443	24,381	29,985

Net income	$11,905	$18,869	$40,202	$49,445

Net income per share:
Basic	$0.24	$0.37	$0.80	$0.96

Diluted	$0.24	$0.37	$0.80	$0.95

Average shares outstanding:
Basic	50,206	51,229	50,208	51,317

Diluted	50,483	51,547	50,504	51,884

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,

	2003	2002

	(Unaudited)
Operating activities:
Net income	$40,202	$49,445
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt expense	5,340	2,259
Depreciation and amortization	18,588	16,707
Deferred income taxes	24,914	8,066
Asset impairments	2,582	909
Non-recurring recruiting expense	—	4,771
Changes in operating assets and liabilities:
Service fees receivable	(41,451)	(35,477)
Service fee prepayments	(6,740)	(2,496)
Supplies inventory	989	(1,813)
Prepaid expenses and other	2,274	(2,861)
Amounts payable to affiliated practices	—	(5,309)
Accounts payable and other current liabilities	(8,694)	14,936

Net cash provided by operating activities	38,004	49,137

Investing activities:
Purchases of property, equipment and improvements	(13,826)	(9,939)
Intangible assets acquired, net	(588)	(4,518)
Advances to affiliated practices, net	(2,516)	(12,589)
Notes receivable	(2,605)	1,534

Net cash used in investing activities	(19,535)	(25,512)

Financing activities:
Repayment of notes payable to affiliated practices	(4,823)	(3,835)
Repayment of long-term debt	(121,432)	(12,000)
Proceeds from notes payable to affiliated practices	—	287
Proceeds from long-term debt	109,900	639
Repurchase of common stock	(773)	(13,507)
Issuance of common stock	691	2,759

Net cash used in financing activities	(16,437)	(25,657)

Effect of exchange rate changes on cash and cash equivalents	814	(1,144)
Change in cash and cash equivalents	2,846	(3,176)
Cash and cash equivalents at beginning of period	7,522	14,172

Cash and cash equivalents at end of period	$10,368	$10,996

Supplemental cash flow information:
Cash paid during period for:
Interest	$3,688	$3,764

Income taxes	$392	$366

Supplemental disclosures of non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$544	$1,312

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Orthodontic Centers of America, Inc. (the “Company”) provides business services to orthodontic and pediatric dental practices in 46 states and four foreign markets.

The Company provides purchasing, financial, marketing and administrative services under service, consulting and management service agreements (“Service Agreements”). The Company provides services to orthodontic and pediatric dental practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities (“Affiliated Practices”). Because the Company does not control the Affiliated Practices, it does not consolidate their financial results. The following table provides information about the Company’s Affiliated Practices:

	Number of Affiliated Practices

	As of September 30, 2003			As of December 31, 2002

Location	Orthodontic	Pediatric	Total	Total

United States	299	28	327	343
Japan	26	—	26	21
Mexico	4	—	4	3
Puerto Rico	3	—	3	2
Spain	3	—	3	2

Total	335	28	363	371

The number of affiliated practices exclude 53 orthodontic and pediatric dental practices that were engaged in litigation with the Company or its subsidiaries and for which we had generally ceased to record fee revenue as of September 30, 2003.

The Company’s consolidated financial statements include service fees earned under the Service Agreements and the expenses of providing the Company’s services. These expenses generally include all practice-related expenses of the Affiliated Practices, excluding the practitioners’ compensation and professional insurance coverage.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the presentation of the September 30, 2003 financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

3.     SERVICE FEES RECEIVABLE

Service fees receivable represents fee revenue owed to the Company by its Affiliated Practices. Service fees receivable consists of three categories of fee revenue: (A) fee revenue related to patient fees receivable that have been billed to patients or third party payors (“billed patient fees receivable”); (B) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors (“unbilled patient fees receivable”); and (C) fee revenue related to certain unreimbursed practice-related expenses the Company has incurred on behalf of Affiliated Practices and recorded as expense.

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

Unreimbursed practice-related expenses include:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. Under the terms of most of the Company’s Service Agreements, the Company generally funds these operating losses and defers reimbursement of the Affiliated Practice’s portion of the operating losses until the de novo center begins to generate operating profits. The Company records the related operating expenses in its consolidated statements of income when incurred. The Company generally charges the Affiliated Practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the Affiliated Practice usually begins to reimburse the Company for the operating losses, including accrued interest, over a five-year period. Mature practices may also occasionally generate operating losses, which are generally repaid in subsequent periods from amounts that otherwise would have been retained by the Affiliated Practice.

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

Components of the Company’s intangible assets at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

	(in thousands)
Cost of intangible assets	$258,833	$262,411
Less accumulated amortization	45,806	42,028

Intangible assets, net	$213,027	$220,383

Intangible assets are amortized on a straight-line basis over the shorter of the term of the related Service Agreement or 25 years. Amortization expense relating to intangible assets was $2.6 million and $7.8 million for the three and nine months ended September 30, 2003, respectively, compared to $2.4 million and $7.8 million for the three and nine months ended September 30, 2002, respectively. Intangible assets and the related accumulated amortization are written off when fully amortized.

Property, Equipment and Improvements:

Property, equipment and improvements consisted of the following:

	September 30,	December 31,
	2003	2002

	(in thousands)
Leasehold improvements	$76,915	$73,703
Furniture, fixtures and equipment	69,931	65,689

	146,846	139,392
Less accumulated depreciation and amortization	55,595	49,332

Property, equipment and improvements, net	$91,251	$90,060

Depreciation expense on property, equipment and improvements was $3.8 million and $10.8 million for the three and nine months ended September 30, 2003, respectively, compared to $3.0 million and $8.9 million for the three and nine months ended September 30, 2002, respectively.

Impairment of Long-Lived Assets:

The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three and nine months ended September 30, 2003, the Company recorded impairments related to intangible assets of approximately $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2003, the Company recorded impairments related to property, equipment and improvements for centers closed or relocated of approximately $0.6 million and $1.8 million, respectively. These amounts are included in asset impairments in the accompanying Consolidated Statements of Income.

As described in “Note 12. Contingencies” to the Company’s Consolidated Financial Statements, the Company is involved in litigation with 53 affiliated practices for which the Company has ceased to record fee revenue as of September 30, 2003. The Company is also affiliated with 36 other practices for which the Company had generally ceased recording fee revenue as of September 30, 2003. As a result of these developments, the Company has commenced litigation and/or taken other actions to recover amounts due to the Company for service fees receivable, advances and other long-lived assets. The Company continues to evaluate these uncertainties to determine whether any of these assets are impaired. Any impairments would be expensed. The outcome of these uncertainties cannot be determined at this time.

Goodwill:

Goodwill represents the excess of purchase price over fair value of net assets acquired or arising from a business combination. All of the Company’s goodwill relates to its acquisition of OrthAlliance. The Company assesses goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by measuring the reporting unit at fair value. During the nine months ended September 30, 2003, the Company performed its annual impairment test and determined that goodwill was not impaired at September 30, 2003.

5.     TRANSACTIONS WITH AFFILIATED PRACTICES

Advances to Affiliated Practices:

Net advances to Affiliated Practices totaled $28.3 million at September 30, 2003 and $30.5 million at December 31, 2002. The Company had an allowance for certain advances to Affiliated Practices that the Company believes will not be recoverable of $3.5 million and $2.4 million at September 30, 2003 and December 31, 2002, respectively.

Advances to Affiliated Practices generally represent interest-free and unsecured amounts due from Affiliated Practices. These amounts due from Affiliated Practices primarily relate to cash advances against future distributions to the Affiliated Practices or other advances to the Affiliated Practices relating to amounts due to the Company under Service Agreements.

     Cash Advances Against Future Distributions. The Company generally advances cash against future distributions to an Affiliated Practice (A) to fund compensation for the practice’s affiliated practitioner(s) during the expansion phase of the practice, (B) to provide additional funds to the practice or (C) to finance the acquisition of a practice. The Company advances funds to an Affiliated Practice to maintain compensation of practitioners during the practice’s expansion phase until an adequate patient base is established for the new or expanded center. This expansion includes adding new or de novo centers or adding associate orthodontists to increase an Affiliated Practice’s capacity to treat patients. These expansion efforts generally have a negative short-term impact on the Affiliated Practice’s cash flow, which reduces the amount of cash available to the practice to fund the practitioner’s compensation. To encourage this type of expansion, the Company advances funds to an Affiliated Practice so that it can maintain the practitioner’s compensation levels. The Company also provides cash advances to Affiliated Practices to fund certain practice-related matters or to provide practices with other unsecured financing. These types of advances are generally made at the request of the practice. From time to time, an Affiliated Practice will purchase another Affiliated Practice, such as upon the retirement of an affiliated practitioner. To facilitate that transition and the continuity of the practice being sold, the Company may finance all or a portion of the purchase price for the practice.

     Advances Related to Certain Amounts Due Under Service Agreements. Advances to Affiliated Practices relating to amounts due to the Company under Service Agreements result when the Company (A) has remitted more funds to an Affiliated Practice than the practice is entitled to retain under its

Service Agreement, (B) paid expenses to third parties on behalf of certain Affiliated Practices or (C) is due service fees from certain Affiliated Practices.

For most of the Affiliated Practices, the Company generally collects patient fees on behalf of an Affiliated Practice and periodically remits amounts to the Affiliated Practice based on historical amounts that the Affiliated Practice was entitled to retain under its Service Agreement. An advance results if the amounts remitted to the Affiliated Practice during a quarter are greater than the amount the practice was actually entitled to retain. Amounts remitted to the Affiliated Practice are periodically adjusted to effect a repayment of such advances.

Some Affiliated Practices collect patient fees directly from their patients, rather than the Company collecting the fees. If the Company remits payment to a third party for practice-related expenses on behalf of one of these Affiliated Practices and is not reimbursed by the practice, the Company will record as an advance the amount owed by the Affiliated Practice for such unreimbursed expenses.

When an Affiliated Practice collects its patient fees directly from patients and does not remit to the Company enough cash to pay the service fees due to the Company, the Affiliated Practice retains more cash than permitted under its Service Agreement. These unpaid service fees due to the company in effect, represent an advance to the Affiliated Practice and are included in “Advances to Affiliated Practices” in the Company’s consolidated balance sheets. In contrast, amounts recorded as “Service fees receivable” in the Company’s balance sheet generally represent amounts recognized as fee revenue under the Company’s revenue recognition policy for which cash has not been collected from patients or third party payors.

Guarantees of Loans to Affiliated Practices:

Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as they begin to build a patient base. A new center typically begins to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements, the Company entered into an agreement with a financial institution under which the financial institution funds these operating losses and capital improvements. The Company remains a guarantor of the related debt. The Company was a guarantor for approximately $0.4 million and $0.7 million at September 30, 2003 and December 31, 2002, respectively, of loans under this arrangement. The Company no longer guarantees new debt for its Affiliated Practices.

6.     DEBT

On January 2, 2003, the Company obtained a three-year, $125.0 million credit facility (the “Credit Facility”). The Credit Facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. At September 30, 2003, $98.4 million of indebtedness was outstanding under the Credit Facility. The term loan is amortized over three years with fixed, quarterly principal payments of $2.1 million, plus interest. The Credit Facility is secured by a pledge of the capital stock of the Company’s operating subsidiaries. Borrowings under the Credit Facility generally bear interest at margins over the lenders’ prime rate ranging from 0.50% to 1.50% or over the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on the Company’s leverage ratio as computed under the Credit Facility.

The Credit Facility requires the Company to maintain certain financial and nonfinancial covenants, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The Credit Facility also includes affirmative and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of the Company’s common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity. At September 30, 2003, the Company was in compliance with these covenants.

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

	Nine months ended
	September 30,

	2003	2002

	(in thousands, except per share data)
Net income, as reported	$40,202	$49,445
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	444	1,089

Pro forma net income	$39,758	$48,356

Net income per share:
Basic, as reported	$0.80	$0.96
Basic, pro forma	0.79	0.94
Diluted, as reported	0.80	0.95
Diluted, pro forma	0.79	0.93

8.     TREASURY STOCK

In August 2002, the Company’s Board of Directors approved a common stock repurchase program that authorizes the Company to repurchase up to 2.0 million shares of the Company’s common stock from time to time until February 2004 in the open market at prevailing market prices or in privately negotiated transactions. The Company repurchased approximately 0.1 million shares of its common stock under this repurchase program during the nine months ended September 30, 2003 for an aggregate purchase price of approximately $0.8 million. During 2002, the Company repurchased 1.1 million shares of its common stock under this repurchase program for an aggregate purchase price of approximately $15.0 million. These shares were repurchased in the open market at prevailing market prices using cash from operations. Repurchased shares are held in treasury, and may be available for use in connection with the Company’s stock option plans, stock programs and acquisitions, or for other corporate purposes.

9.     INCOME TAXES

The Company has deferred tax assets primarily relating to net operating loss carryforwards. These net operating loss carryforwards primarily relate to the cumulative effect of (A) a change in accounting method for recognizing revenue for income tax purposes previously approved by the Internal Revenue Service (“IRS”) and (B) a change in accounting method related to applicable class lives for certain long-lived assets. This change in accounting method related to long-lived assets was approved by the IRS when filed during the three months ended September 30, 2003 pursuant to IRS rules that provide for an automatic change in accounting method. The change in accounting method related to applicable class lives was applied in preparing the Company’s 2002 federal tax return. At September 30, 2003, the Company reduced the deferred tax assets by the Company’s income taxes for the first three quarterly estimated tax installments for 2003, resulting in no current tax liability recorded by the Company. The Company expects that the remaining net operating loss carryforwards will offset the Company’s income tax liability during the remainder of 2003 and a portion of 2004. If the net operating loss carryforwards are not used, they will expire between 2017 and 2022.

10.     NET INCOME PER SHARE

The calculation of net income per share is performed using the treasury stock method. The Company used the following components to compute basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Numerator:
Net income for basic and diluted earnings per share	$11,905	$18,869	$40,202	$49,445

Denominator:
Denominator for basic earnings per share	50,206	51,229	50,208	51,317
Effect of dilutive securities	277	318	296	567

Denominator for diluted earnings per share	50,483	51,547	50,504	51,884

11.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement will be effective for the first reporting period ending after December 15, 2003. The Company is in the process of evaluating the implications of Interpretation No. 46.

12.     CONTINGENCIES

Before the Company entered into the merger agreement with OrthAlliance, the Company anticipated that some portion of OrthAlliance’s Affiliated Practices would oppose such a merger. A description of actions brought by certain OrthAlliance Affiliated Practices and the claims in these actions is contained in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. At September 30, 2003, the Company was engaged in litigation with 54 Affiliated Practices, most of which are OrthAlliance Affiliated Practices. During the third quarter of 2003, we settled lawsuits with three Affiliated Practices, including one practice that agreed to buy out of its Service Agreement, one practice that transitioned to another Affiliated Practice and one practice that amended its Service Agreement and continued to be affiliated with OrthAlliance.

On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against the Company and Bartholomew F. Palmisano, Sr., the Company’s Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., the Company’s Chief Operating Officer, and Thomas J. Sandeman, the Company’s Chief Financial Officer. On April 22, 2003 and June 12, 2003, similar actions were filed in the United States District Court for the

Eastern District of Louisiana against the Company and the other defendants by James A. Janette and Betty Suhadolnik, respectively. On August 28, 2003, the lawsuits were consolidated and a lead plaintiff was appointed. The consolidated action purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of the Company’s common stock from November 14, 2002 to March 18, 2003. A consolidated amended complaint was filed on November 3, 2003. In the consolidated amended complaint, the plaintiffs allege that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading, about practices affiliated with OrthAlliance, and by allegedly recognizing revenue, failing to timely expense uncollectible receivables and failing to write-down certain long-lived assets in violation of generally accepted accounting principles, in order to inflate the market price of the Company’s common stock. The plaintiffs seek unspecified compensatory damages, interest and attorneys’ fees. This lawsuit is at a very early stage and, at this time, the Company cannot predict whether it will prevail or estimate the amount of damages that the Company might incur. The Company is also unable to estimate any reimbursement that it may receive from insurance policies in the event that it incurs any damages or costs in connection with this action. The Company denies these allegations and believes that this action lacks merit. The Company intends to defend this action vigorously.

On October 21, 2003, OrthAlliance filed an action in the Travis County, Texas District Court to seek a declaratory judgment that OrthAlliance’s Service Agreements with two Texas Affiliated Practices are valid under Texas law. In addition, OrthAlliance is seeking money damages from the two practices and their orthodontist-owners for breach of the Service Agreements. As required by a Texas statute, the Texas State Board of Dental Examiners has been included as a party to the action because it involves the validity or applicability of rules adopted by the Board. In the action, OrthAlliance seeks a judgment that its Service Agreements are valid under the Board’s rules and a Texas statute that protects a dentist’s right to contract with a management service organization, such as OrthAlliance. The lawsuit is at a very early stage and, at this time, the Company cannot predict whether OrthAlliance will prevail.

On October 22, 2003, the Company filed a lawsuit in the Harris County, Texas District Court against a number of defendants for interfering with the Company’s contractual relationships with the Company’s Affiliated Practices. The defendants include two law firms, Locke, Liddell & Sapp, L.L.P. of Houston, Texas, and Goldstein, Tanen & Trench, P.A. of Miami, Florida, and a number of orthodontists and pediatric dentists who are represented by those firms in other litigation with the Company or OrthAlliance. The Company’s complaint alleges that the defendants conspired to persuade Affiliated Practices to breach their Service Agreements with the Company and OrthAlliance in order to generate significant legal fees for the law firm defendants and force the Company to agree to more favorable settlement terms with the defendants. The complaint also alleges that the defendants used a series of letters, emails, meetings, personal solicitations and Internet message board postings to further their conspiracy. In addition, the Company alleges that certain of the practitioner defendants breached their Service Agreements. The Company seeks to enjoin the defendants from further interference with its contractual relationships with its Affiliated Practices. The Company is also seeking an unspecified amount of compensatory and punitive damages. The lawsuit is at a very early stage and, at this time, the Company cannot predict whether it will prevail.

Because litigation is inherently uncertain, the Company cannot assure you that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages it might incur or the amount of any award the Company might receive. The Company has not recorded a reserve for these pending lawsuits. The Company and its subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of their business. Regardless of the outcome of such litigation and proceedings, they could be costly, time-consuming and could divert the time and attention of the Company’s senior management.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial condition of Orthodontic Centers of America, Inc. (“we” or “OCA”) at September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003, and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Report.

GENERAL

Our business was established in 1985. At September 30, 2003, we provided business services to 363 orthodontic and pediatric dental practices. These amounts exclude 53 orthodontic and pediatric dental practices that were engaged in litigation with us or our subsidiaries and for which we had ceased to record fee revenue as of September 30, 2003. The following table provides information about our affiliated practices.

	Number of Affiliated Practices

						Nine months
	Year ended December 31,					ended
						September 30,
	1998	1999	2000	2001(1)	2002	2003

Affiliated practices at beginning of period	164	205	230	245	372	371
Affiliated practices added	52	41	33	143	24	21
Affiliated practices deaffiliated, transitioned or litigating (2)	(11)	(16)	(18)	(16)	(25)	(29)

Affiliated practices at end of period	205	230	245	372	371	363

(1)	The number of affiliated practices reported for this period does not include certain practices for which we never recorded fee revenue because they had ceased paying service fees to, and were engaged in litigation with, our subsidiary, OrthAlliance, Inc., when we acquired OrthAlliance on November 9, 2001.

(2)	This line item includes practices that bought out of their service, consulting or management service agreement (“deaffiliated”), practices that were acquired by another affiliated practice because the obligations under its service, consulting or management service agreement were assumed by the acquiring affiliated practice (“transitioned”), or practices that were engaged in litigation with us and for which we ceased recording fee revenue during the referenced period (“litigating”).

Generally, when we develop a new center, all patients treated at the center are new patients and, in the first several months after commencing operations, the center is open only for a limited number of days each month as new patients are added. Our affiliated centers have generally become increasingly more productive and profitable as more new patients are added and existing patients return for monthly follow-up visits. After approximately 26 months of operations, a center’s growth in patient base typically begins to stabilize as the initial patients complete treatment. At that point, a center can increase the number of patients treated by improving the efficiency of its clinical staff, increasing patient treatment intervals and adding operating days or practitioners. Our affiliated centers may also increase revenue by implementing periodic price increases. Established practices with which we have affiliated have typically increased their revenue by applying our operating strategies and systems, including increased advertising and efficient patient scheduling.

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

•	In acquiring the non-professional assets of an orthodontic or pediatric dental practice, and entering into a service or consulting agreement with the practice, we allocate part of the related costs to an intangible asset. The intangible asset is amortized over the term of the service or consulting agreement, up to 25 years. We evaluate the carrying amount of these intangible assets quarterly based on management’s estimates of future service fees over the remaining term of the agreement. These estimates require management to make certain assumptions regarding future cash flows based on current information regarding the operational aspects of the practice. Future events may change management’s estimates. Any impairment charge recorded due to our evaluation of the carrying amount of these intangible assets will be based on the discounted cash flows method. During the nine months ended September 30, 2003, we determined that approximately $0.8 million of intangible assets were impaired and expensed such costs.

•	We provide an allowance for uncollectible amounts based on our estimate of service fees receivable that may not be paid by our affiliated practices. The allowance for uncollectible amounts of service fees receivable is generally calculated based upon an aging of affiliated practices’ patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts for which patients have not yet been billed. These amounts are derived from our experience in collecting patient fees receivables on behalf of affiliated practices. We also provide an allowance for uncollectible amounts of advances to affiliated practitioners based on management’s assessment of our affiliated practices’ inability to repay their obligations. If the financial circumstances of our affiliated practices deteriorate or if practices ceased paying service fees or engage in litigation with us, additional allowances may be required.

•	We used internal and external data in estimating the fair value of OrthAlliance’s assets and liabilities in connection with our acquisition of OrthAlliance on November 9, 2001. Our future operating results may be significantly affected depending on the accuracy of management’s estimates should the values of the assets and liabilities acquired materially differ from the fair values assigned by management.

•	At September 30, 2003, our financial statements reflected approximately $87.6 million of goodwill related to the OrthAlliance merger. Goodwill is carried at cost and is not amortized, but is tested for impairment by applying a fair value concept in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. The evaluation of the impairment loss requires management to make estimates and assumptions. Management determined that goodwill was not impaired at September 30, 2003. Adverse changes to our operations and other factors could result in impairment losses in the future.

•	Under our revenue recognition policy, we must make certain estimates, including amounts to be retained by our affiliated practices and, in some instances, service fees receivable based upon information provided by certain of our affiliated practices. We recognize fee revenue based upon a straight-line allocation of our affiliated practices’ patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by the affiliated practices during the term of treatment, plus reimbursement of certain practice-related expenses. We discuss our revenue recognition policy in greater detail in the following subsection.

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

Until amounts related to unreimbursed practice-related expenses are recognized as fee revenue under our revenue recognition policy, our rights to receive reimbursement for these expenses are not recorded on our balance sheet as service fees receivable, even though affiliated practices have a contractual obligation to reimburse us. At September 30, 2003, unreimbursed practice-related expenses recorded as expenses in our consolidated statements of income, but not recognized as fee revenue or recorded as service fees receivable, totaled approximately $21.5 million. This increase in unreimbursed practice-related expenses resulted from operating losses, including interest, arising primarily from the development of de novo centers.

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

During the nine months ended September 30, 2003, service fees receivable, net of an allowance for uncollectible amounts, increased $38.7 million, or 36.3%, to $145.2 million at September 30, 2003 from $106.5 million at December 31, 2002. This increase resulted from varying increases in three categories of fee revenue:

•	Fee revenue related to patient fees receivable that have been billed to patients or third party payors (“billed patient fees receivable”),

•	Fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors (“unbilled patient fees receivable”), and

•	Fee revenue related to certain unreimbursed practice-related expenses that we have incurred on behalf of affiliated practices and recorded as expense.

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

Service fees receivable are comprised of a current and long-term component. The current portion of service fees receivable consists of fee revenue related to billed patient fees receivable and unbilled patient fees receivable. The long-term component is the unreimbursed expense portion of service fee receivables, for which we are to be reimbursed over a five-year period. During the nine months ended September 30, 2003, the current portion of service fees receivable increased $32.0 million, or 50.4%, to $95.4 million, net of an allowance for uncollectible amounts of $7.7 million, at September 30, 2003 from $63.4 million, net of an allowance for uncollectible amounts of $5.1 million, at December 31, 2002. During the nine months ended September 30, 2003, the unreimbursed expense portion of service fees receivable increased $6.7 million, or 15.5%, to $49.8 million at September 30, 2003, from $43.1 million at December 31, 2002.

The components of service fees receivable are reflected in the following table and discussed in greater detail below:

	September 30,	December 31,
	2003	2002	Increase

	(in millions)
Current portion of service fees receivable:
Fee revenue related to billed patient fees receivable	$51.8	$38.2	$13.6
Fee revenue related to unbilled patient fees receivable	51.3	30.3	21.0

Subtotal	103.1	68.5	34.6
Less allowance for uncollectible amounts	(7.7)	(5.1)	2.6

Current portion of service fees receivable, net	95.4	63.4	32.0
Unreimbursed expense portion of service fees receivable:
Fee revenue related to certain unreimbursed expenses	49.8	43.1	6.7

Total service fees receivable, net	$145.2	$106.5	$38.7

Current Portion of Service Fees Receivable

     Fee revenue related to billed patient fees receivable. At September 30, 2003, approximately $51.8 million of our service fees receivable resulted from fee revenue related to billed patient fees receivable, representing an increase of $13.6 million, or 35.6%, from $38.2 million at December 31, 2002. The increase was primarily due to an increase in the average number of days between billing and collection of patient fees during the nine months ended September 30, 2003.

     Fee revenue related to unbilled patient fees receivable. During the nine months ended September 30, 2003, of the three components of service fees receivable, the largest increase was in service fees receivable from fee revenue related to unbilled patient fees receivable. At September 30, 2003, approximately $51.3 million of our service fees receivable resulted from fee revenue related to unbilled patient fees receivable, representing an increase of $21.0 million, or 69.3%, from $30.3 million at December 31, 2002. As discussed in the following paragraphs, this increase was primarily due to the timing differences in when certain patient fees are billed and when related fee revenue is recognized under our revenue recognition policy, which was affected by an increase of about 1.3 months in the average age of our affiliated practices’ patient contracts during the nine months ended September 30, 2003.

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

Under our revenue recognition policy, service fees relating to a patient contract, including the initial record fee and the final retainer fee, are recognized as fee revenue evenly over the course of the patient’s treatment, even though the initial record fee and the final retainer fee are generally billed and collected at the beginning and end of treatment, respectively. Payment of the initial record fee generally results in a service fee prepayment, because it is collected before we recognize all of the related fee revenue. In contrast, the final retainer fee generally results in service fees receivable, because we recognize related fee revenue before it is billed or collected. These service fees receivable gradually accumulate over the course of treatment until the final retainer fee is billed and collected in the final month. The effect of this accumulation was increased during the nine months ended September 30, 2003 as the average age of our affiliated practices’ patient contracts increased by about 1.3 months.

Unreimbursed Expense Portion of Service Fees Receivable

     Fee revenue related to unreimbursed practice-related expenses. The unreimbursed expense portion of service fees receivable represents the long-term component of service fees receivable. At September 30, 2003, approximately $49.8 million of our service fees receivable resulted from fee revenue related to certain unreimbursed practice-related expenses, representing an increase of $6.7 million or 15.5% from $43.1 million at December 31, 2002. This increase was primarily due to the timing difference in when the expense amounts were recognized as fee revenue under our revenue recognition policy and when affiliated practices are contractually obligated to reimburse us for these expenses (generally over a five-year period).

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

Unreimbursed practice-related expenses include:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. Under the terms of most of OCA’s service agreements, we generally fund these operating losses and defer reimbursement of the affiliated practice’s portion of the operating losses until the de novo center begins to generate operating profits. We record the related operating expenses in our consolidated statements of income when incurred. We generally charge the affiliated practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the affiliated practice usually begins to reimburse us for the operating losses, including accrued interest, over a five-year period. Mature practices may also occasionally generate operating losses, which are generally repaid in subsequent periods from amounts that otherwise would have been retained by the affiliated practice.

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

EXPENSES

Operating expenses of our affiliated centers are our expenses and are recognized as incurred. Employee costs consist of wages, salaries and benefits paid to all of our employees, including orthodontic assistants, business staff and management personnel. Marketing and advertising expenses consist of costs associated with advertising for affiliated practices. General and administrative expenses consist of, among other things, provision for losses on service fees receivable and advances to affiliated practices, professional fees, maintenance and utility costs, office supply expense, telephone expense, taxes, license fees, printing expense and shipping expense.

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

SEASONALITY

Our affiliated practices have experienced their highest volume of new cases in the summer and other periods when schools are not typically in session. During these periods, children have a greater opportunity to visit an orthodontist or pediatric dentist to commence treatment. Historically, our affiliated practices have typically experienced higher revenue during the first and third quarters of the year as a result of increased patient starts. During the Thanksgiving and Christmas seasons, our affiliated practices have experienced reduced volume and fourth quarter revenue for our affiliated practices has been generally lower as compared to other periods.

EMERGING ISSUES TASK FORCE ISSUE NO. 97-2

We do not have a controlling financial interest in our affiliated practices. In accordance with guidance in Emerging Issues Task Force Issue No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated practices within our financial statements.

RESULTS OF OPERATIONS

The following table provides information about the percentage of fee revenue represented by some of the items in our Consolidated Statements of Income, and the percentage by which those items increased or decreased during the three and nine months ended September 30, 2003 compared to the same periods in 2002.

	Three months		Nine months
	ended		ended		Percentage
	September 30,		September 30,		Increase/(Decrease)

					Three months	Nine months
					ended Sept. 30,	ended Sept. 30,
	2003	2002	2003	2002	2003 vs. 2002	2003 vs. 2002

Fee revenue	100.0%	100.0%	100.0%	100.0%	(17.7)%	(13.0)%
Direct expenses:
Employee costs	28.4	27.6	29.0	28.1	(15.4)	(10.3)
Orthodontic supplies	10.5	9.1	10.2	8.7	(5.4)	2.2
Rent	7.8	8.7	8.9	8.9	(25.5)	(12.1)
Marketing and advertising	5.9	8.1	6.4	7.7	(39.7)	(27.3)

Total direct expenses	52.6	53.5	54.6	53.4	(19.0)	(11.0)
General and administrative	17.8	12.2	14.9	12.8	19.3	1.6
Depreciation and amortization	6.9	4.8	6.3	4.9	17.9	11.1
Asset impairments	0.8	0.9	0.9	0.3	(15.6)	84.0
Non-recurring recruiting expense	—	—	—	3.8	N/A	N/A

Operating profit	21.9	28.7	23.3	24.8	(37.2)	(18.4)
Interest expense	1.3	1.8	1.3	1.3	(42.4)	(15.2)
Income before income taxes	20.6	26.9	22.0	23.5	(36.9)	(18.7)
Income taxes	7.8	10.1	8.3	8.9	(36.9)	(18.7)

Net income	12.8%	16.8%	13.7%	14.6%	(36.9)%	(18.7)%

     Overview. Fee revenue decreased $20.0 million, or 17.7%, to $92.7 million for the three months ended September 30, 2003 from $112.7 million for the same period in 2002. Direct expenses decreased $11.4 million, or 19.0%, for the three months ended September 30, 2003, compared to the same period in 2002. Operating profit decreased by $12.1 million, or 37.2%, during the three months ended September 30, 2003, compared to the same period in 2002. Our net income decreased $7.0 million, or 36.9%, to $11.9 million for the three months ended September 30, 2003 from $18.9 million for the same period in 2002.

Fee revenue decreased $43.9 million, or 13.0%, to $293.6 million for the nine months ended September 30, 2003 from $337.5 million for the same period in 2002. Direct expenses decreased $19.9 million, or 11.0%, for the nine months ended September 30, 2003, compared to the same period in 2002. We recorded a non-recurring recruiting expense of $12.8 million during the nine months ended September 30, 2002. Operating profit decreased $15.5 million, or 18.4%, for the nine months ended September 30, 2003, compared to the same period in 2002. Our net income for the nine months ended September 30, 2003 decreased $9.2 million, or 18.6%, to $40.2 million from $49.4 million for the same period in 2002.

Our results for the three and nine months ended September 30, 2003 were affected by certain affiliated practices for which we generally ceased recording fee revenue subsequent to September 30, 2002. We generally ceased to record fee revenue for affiliated practices that either bought out of their service, consulting or management service agreements or that ceased paying service fees and providing the financial information we use to compute fee revenue, including a net reduction of 10 affiliated practices during the third quarter of 2003. We were affiliated with 327 practices at September 30, 2003 for which we were recording fee revenue. At September 30, 2002, we were affiliated with 355 practices for which we were recording fee revenue. This represents a net reduction of 28 affiliated practices for which we were recording fee revenue as of September 30, 2003, compared to September 30, 2002. Substantially all of these practices were affiliated with OrthAlliance.

During the nine months ended September 30, 2003, OrthAlliance affiliated practices engaged in the following transactions:

•	three agreed to buy out of their service, consulting or management service agreements with OrthAlliance, including two in the third quarter of 2003;

•	five transitioned their practice to another affiliated practice, including three in the third quarter of 2003;

•	three amended their service, consulting or management service agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance, each prior to the third quarter of 2003; and

•	seven entered into other amendments to their service, consulting or management service agreements and continued to be affiliated with OrthAlliance, including one in the third quarter of 2003.

The affiliated practices for which we ceased recording fee revenue since September 30, 2002 were generally mature orthodontic and pediatric dental practices with relatively high volume. Since September 30, 2002, we have affiliated with 14 de novo practices, which typically generate initial operating losses during their first 12 months of operations and experience relatively lower operating margins than mature practices. Because of the overall decrease in mature practices contributing to our results, our operating margins and expenses as a percentage of fee revenue were negatively affected during the three and nine months ended September 30, 2003 compared to the same periods in 2002.

The following are key operating statistics of our affiliated practices during the nine months ended September 30, 2003 and 2002:

	Nine months ended
	September 30,

	2003	2002	(Decrease)

	(in thousands, except percentage data)
Number of new patient contracts (1)	161	188	(14.4)%
Total new patient contract balances (1)	$527,899	$608,505	(13.3)%
Total number of active patients at end of period (1)	490	542	(9.6)%
Comparable center fee revenue growth (2)	10.2%	22.6%	N/A

(1)	The patient statistics include patients under treatment at affiliated pediatric dental practices, in addition to affiliated orthodontic practices. As of September 30, 2003, approximately 48,000 patients were under treatment at affiliated pediatric dental practices, compared to approximately 49,000 patients as of September 30, 2002. We were affiliated with 28 pediatric dental practices as of September 30, 2003 and 2002.

(2)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period by centers that were affiliated with us and for which we recorded fee revenue throughout each of the two periods being compared.

     Fee Revenue. Fee revenue decreased $20.0 million, or 17.7%, to $92.7 million for the three months ended September 30, 2003 from $112.7 million for the same period in 2002. This net decrease was primarily due to the following:

•	an increase of $10.8 million in fee revenue for centers that were affiliated with us and for which we recorded fee revenue throughout each of the two periods being compared; and

•	a decrease of $30.8 million in fee revenue from all other centers, primarily OrthAlliance affiliated practices that bought out of their service, consulting and management service agreements or for which we have generally ceased to record fee revenue.

Fee revenue decreased $43.9 million, or 13.0%, to $293.6 million for the nine months ended September 30, 2003 from $337.5 million for the same period in 2002. The net decrease was primarily due to the following:

•	an increase of $27.6 million in fee revenue for centers that were affiliated with us and for which we recorded fee revenue throughout each of the two periods being compared; and

•	a decrease of $71.5 million in fee revenue from all other centers, primarily OrthAlliance affiliated practices that bought out of their service, consulting and management service agreements or for which we have generally ceased to record fee revenue.

Fee revenue during the three and nine months ended September 30, 2003 was negatively affected by certain affiliated practices for which we ceased to record fee revenue. These practices have either bought out of their service, consulting or management service agreements or ceased paying service fees and providing financial information we use to compute fee revenue. We expect some continued fluctuations in fee revenue as some OrthAlliance affiliated practices may buy out of their service, consulting or management service agreements or stop paying service fees and providing certain financial information. However, OrthAlliance affiliated practices that are not currently included in our results for the three and nine months ended September 30, 2003 may begin utilizing our services and paying service fees in the future or may be transitioned to another affiliated practice. We expect that these declines in fee revenue would be offset by increases in fee revenue from other practices over time.

Fee revenue during the three and nine months ended September 30, 2003 was also negatively affected by a reduction in service fees charged to certain of our affiliated practices that achieved certain performance levels. For the three and nine months ended September 30, 2003, we reduced these practices’ services fees by approximately $0.4 million and $1.4 million, respectively, which reduced fee revenue by the same amount. We estimate that the remaining potential reduction in service fees for these practices under this program to be approximately $0.4 million for the remainder of 2003. We expect to continue this program in 2004; however, we have not yet finalized the computation of the reduction of service fees for these practices in 2004.

Currently, fee revenue attributable to most of the OCA affiliated practices includes reimbursement of a pro rata allocation of corporate overhead expense, as provided in the practices’ service agreements. However, beginning in the fourth quarter of 2003 and continuing through the first three quarters of 2004, we will phase-out the reimbursement of corporate overhead expense by OCA affiliated practices. Based on current corporate expense levels and current diluted average shares outstanding, we estimate that this change will reduce fee revenue by $0.3 million for the fourth quarter of 2003 and $4.4 million for the year ended December 31, 2004, resulting in a reduction in diluted earnings per share of less than one-half cent for the fourth quarter of 2003 and approximately $0.05 for the year ended December 31, 2004. These estimates are preliminary and may differ materially from actual results.

     Employee Costs. Employee costs consist of payroll and benefits costs for employees at our affiliated centers and corporate headquarters. We do not employ our affiliated orthodontists, pediatric dentists or general dental assistants. Employee costs decreased $4.8 million, or 15.4%, to $26.3 million for the three months ended September 30, 2003 from $31.1 million for the same period in 2002. For the nine months ended September 30, 2003, employee costs were $85.2 million, a decrease of 10.3% from $95.0 million of the same period in 2002. These decreases were primarily due to reduction in employee costs for affiliated practices that bought out of their service, consulting or management service agreements or for which we generally ceased to record fee revenue after September 30, 2002. As a percentage of fee revenue, employee costs were 28.4% and 29.0% for the three and nine months ended September 30, 2003, respectively, compared to 27.6% and 28.1%, respectively, for the same periods in 2002. The increases as a percentage of fee revenue were primarily due to increases in compensation and benefits for our employees at our affiliated centers during the three and nine months ended September 30, 2003 compared to the same periods in 2002.

     Orthodontic Supplies. Orthodontic supplies expense primarily represents the costs of bands, brackets and wires used during orthodontic treatments and the costs of retainers and other removable or fixed appliances used prior to or after orthodontic treatments. Orthodontic supplies expense decreased by $0.6 million, or 5.8%, to $9.7 million for the three months ended September 30, 2003 from $10.3 million for the same period in 2002. Orthodontic supplies expense increased $0.7 million, or 2.4%, to $30.1 million for the nine months ended September 30, 2003 from $29.4 million for the same period in 2002. As a percentage of fee revenue, orthodontic supplies expense was 10.5% and 10.2% for the three and nine months ended September 30, 2003, respectively, compared to 9.1% and 8.7%, respectively, for the same periods in 2002. Orthodontic supplies expense increased primarily due to an overall increase in costs of retainers and similar appliances and increased use of Invisalign non-braces aligners, which are generally more expensive than traditional orthodontic supplies.

     Rent. Rent expense primarily consists of costs of leasing office space for our affiliated centers and corporate headquarters, including common area maintenance charges. For the three months ended September 30, 2003, rent expense decreased $2.5 million, or 25.5%, to $7.3 million from $9.8 million for the same period in 2002. Rent expense decreased $3.6 million, or 12.1%, to $26.3 million for the nine months ended September 30, 2003 from $29.9 million for the same period in 2002. As a percentage of fee revenue, rent expense decreased to 7.8% during the three months ended September 30, 2003, compared to 8.7% in the same period of 2002. As a percentage of fee revenue, rent expense was 8.9% for the nine months ended September 30, 2003 and 2002. The decrease in rent expense for the three and nine months ended September 30, 2003 and the decrease in rent expense as a percentage of fee revenue during the three months ended September 30, 2003 was primarily due to the exclusion of rent expense for certain affiliated practices that bought out of their service, consulting or management service agreements or for which we generally ceased to record fee revenue after September 30, 2002.

     Marketing and Advertising. Marketing and advertising expense represents costs associated with television, radio and print media advertising for affiliated practices. Marketing and advertising expense decreased $3.6 million, or 39.7%, to $5.5 million for the three months ended September 30, 2003 from $9.1 million for the same period in 2002. For the nine months ended September 30, 2003, marketing and advertising expense was $18.9 million, a decrease of $7.1 million, or 27.3%, from $26.0 million for the same period in 2002. As a percentage of fee revenue, marketing and advertising expense was 5.9% and 6.4% for the three and nine months ended September 30, 2003, respectively, compared to 8.1% and 7.7%, respectively, for the same periods in 2002. The overall decreases for the three and nine months ended September 30, 2003 were primarily due to:

•	lower rates on annual media buying as a result of the slower economy during the three and nine months ended September 30, 2003; and

•	payments made during the nine months ended September 30, 2002 for an advertising arrangement related to OrthAlliance affiliated practices that was not renewed for 2003; and

•	credits received during the nine months ended September 30, 2003 for advertising spots preempted by war coverage.

Also contributing to the decreases in marketing and advertising expense during the three and nine months ended September 30, 2003 was a reduction in costs incurred for affiliated practices that bought out of their service, consulting or management service agreements or for which we generally ceased to record fee revenue after September 30, 2002.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible service fees receivable and advances to affiliated practices. General and administrative expense increased $2.7 million, or 19.3%, to $16.5 million for the three months ended September 30, 2003 from $13.8 million for the same period in 2002. This increase was primarily due to an increase of $2.3 million in the provision for uncollectible amounts. General and administrative expense increased by $0.7 million, or 1.6%, to $43.7 million for the nine months ended September 30, 2003 from $43.0 million for the same period in 2002. During the nine months ended September 30, 2003, we experienced decreases in telephone and utility costs and office supplies expense primarily due to affiliated practices that bought out of their service, consulting or management service agreements or for which we generally ceased to record fee revenue after September 30, 2002. The overall decrease in these expenses was offset by an increase of $3.1 million in the provision for uncollectible amounts. As a percentage of fee revenue, general and administrative expense was 17.8% and 14.9% for the three and nine months ended September 30, 2003, respectively, compared to 12.2% and 12.8%, respectively, for the same periods in 2002.

     Depreciation and Amortization. We depreciate property, equipment and improvements using the straight-line method over their estimated useful lives. We record this amount as depreciation expense. We amortize our intangible assets over the terms of the related service, consulting or management service agreements, up to 25 years. This amount is recorded as amortization expense. Depreciation expense on property, equipment and improvements was $3.8 million and $10.8 million for the three and nine months ended September 30, 2003, respectively, compared to $3.0 million and $8.9 million, respectively, for the same periods in 2002. As a percentage of fee revenue, depreciation expense was 4.1% and 3.7% for the three and nine months ended September 30, 2003, respectively, compared to 2.7% and 2.6%, respectively, for the same periods in 2002. The increase in depreciation expense was a result of the fixed assets acquired for centers developed or acquired since September 30, 2002. Amortization expense on intangible assets was $2.6 million and $7.8 million for the three and nine months ended September 30, 2003, respectively, compared to $2.4 million and $7.8 million, respectively, for the same periods in 2002. As a percentage of fee revenue, amortization expense was 2.8% and 2.7% for the three and nine months ended September 30, 2003, respectively, compared to 2.1% and 2.3%, respectively, for the same periods in 2002.

     Asset Impairments. During the three and nine months ended September 30, 2003, we recorded non-cash impairment charges of $0.8 million ($0.5 million, net of income tax benefit) and $2.6 million ($1.6 million, net of income tax benefit), respectively, related to our evaluation of certain long-lived assets. We assess long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three and nine months ended September 30, 2003, we recorded impairments related to intangible assets of approximately $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2003, we recorded impairments related to property, equipment and improvements for centers closed or relocated of approximately $0.6 million and $1.8 million, respectively. These amounts are included in asset impairments in the accompanying Consolidated Statements of Income.

     Non-Recurring Recruiting Expense. During the nine months ended September 30, 2002, we recorded a non-recurring recruiting charge of $12.8 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting services.

     Operating Profit. Operating profit decreased $12.1 million, or 37.2%, to $20.3 million for the three months ended September 30, 2003 from $32.4 million for the same period in 2002. For the nine months ended September 30, 2003, operating profit was $68.3 million, a decrease of $15.5 million, or 18.4%, from $83.8 million for the same period in 2002. As a percentage of fee revenue, operating profit was 21.9% and 23.3% for the three and nine months ended September 30, 2003, respectively, compared to 28.7% and 24.8%, respectively, for the same periods in 2002, as a result of the factors discussed above.

     Income Taxes. Income taxes were $7.2 million and $24.4 million for the three and nine months ended September 30, 2003, respectively, compared to $11.4 million and $30.0 million, respectively, for the same periods in 2002. Our effective income tax rate was 37.8% for the three and nine months ended September 30, 2003 and 2002.

     Net Income. For the three and nine months ended September 30, 2003, our net income was $11.9 million and $40.2 million, respectively, compared to $18.9 million and $49.4 million, respectively, for the same periods in 2002. As a percentage of fee revenue, net income for the three and nine months ended September 30, 2003 was 12.8% and 13.7%, respectively, compared to 16.8% and 14.6%, respectively, for the same periods in 2002, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital (total current assets less total current liabilities) at September 30, 2003 was $131.2 million, including cash and cash equivalents of $10.4 million, compared to working capital at December 31, 2002 of $89.5 million, including cash and cash equivalents of $7.5 million. At September 30, 2003, our current ratio (total current assets divided by total current liabilities) was 5.0, compared to a current ratio of 2.7 at December 31, 2002. The increase of $41.7 million in working capital at September 30, 2003 compared to December 31, 2002 was primarily due to an increase of $32.0 million in the current portion of service fees receivable.

Cash Flows

The following table summarizes cash flow information for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine months ended
	September 30,

	2003	2002

Net cash provided by operating activities	$38,004	$49,137
Net cash used in investing activities	(19,535)	(25,512)
Net cash used in financing activities	(16,437)	(25,657)
Change in cash and cash equivalents	2,846	(3,176)

     Operating Activities. Net cash provided by operating activities was $38.0 million for the nine months ended September 30, 2003, a decrease of $11.1 million or 22.7%, from $49.1 million for the same period in 2002. Net cash provided by operating activities for the nine months ended September 30, 2003 was primarily affected by the following:

•	Net income and non-cash items. Net income decreased $9.2 million, or 18.7%, to $40.2 million for the nine months ended September 30, 2003 from $49.4 million for the same period in 2002. Non-cash items decreased $1.9 million, or 7.6%, to $26.5 million for the nine months ended September 30, 2003 from $24.6 million for the same period in 2002. The overall decrease in non-cash items was primarily due to the forgiveness of debt owed by a former employee that resulted in $4.8 million in non-recurring recruiting expense recorded during the nine months ended September 30, 2002. This decrease was partially offset by increases of $3.1 million in provision for bad debt expense, $1.7 million in asset impairments and $1.9 million in depreciation and amortization during the nine months ended September 30, 2003 compared to the same period in 2002.

•	Deferred income taxes. We used deferred tax assets primarily related to net operating loss carryforwards to offset our income taxes of approximately $24.8 million for the nine months ended September 30, 2003, which resulted in no current tax liability as of September 30, 2003. These net operating loss carryforwards are primarily related to the cumulative effect of (a) a change in accounting method for recognizing revenue for income tax purposes approved by the Internal Revenue Service (“IRS”) in January 2003 and (b) a change in accounting method related to applicable class lives for certain long-lived assets. This change in accounting method related to long-lived assets was approved by the IRS when filed during the three months ended September 30, 2003 pursuant to IRS rules that provide for an automatic change in accounting method. We expect that the remaining net operating loss carryforwards will offset our income tax liability during the remainder of 2003 and a portion of 2004.

•	Service fees receivable. During the nine months ended September 30, 2003, the current portion of service fees receivable, net of allowance for uncollectible amounts, increased $32.0 million, or 50.5%, to $95.4 million at September 30, 2003 from $63.4 million at December 31, 2002. The unreimbursed expense portion of service fees receivable increased $6.7 million, or 15.5%, during the nine months ended September 30, 2003, to $49.8 million at September 30, 2003 from $43.1 million at December 31, 2002. OCA’s general form of service agreement provides for reimbursement of the affiliated practices’ share of certain expenses over a five-year period. These amounts represent a non-current receivable from the affiliated practices and are classified as such in our consolidated balance sheets. Because the affiliated practice generally reimburses us for these practice-related expenses over a five-year period, the increase in the unreimbursed expense portion of service fees receivable negatively impacts cash flow from operating activities. Increases in service fees receivable resulted from varying increases in three categories of fee revenue: (1) fee revenue related to patient fees receivable that have been billed to patients or third party payors, (2) fee revenue related to patient fees receivable that have not yet been billed to patients or third party payors, and (3) fee revenue related to certain unreimbursed practice-related expenses. The current portion of service fees receivable is comprised of fee revenue related to billed patient fees receivable and fee revenue related to unbilled patient fees receivable. The unreimbursed expense portion of service fees receivable is comprised of fee revenue related to certain unreimbursed practice-related expenses and has been classified as a non-current receivable. This increase and these three categories of fee revenue are addressed in greater detail in the section above captioned “—Service Fees Receivable.”

•	Service fee prepayments. During the nine months ended September 30, 2003, service fee prepayments decreased $6.7 million, or 87.0%, to $1.0 million at September 30, 2003 from $7.7 million at December 31, 2002. The decrease in service fee prepayments was partially due to the recognition under our revenue recognition policy of approximately $2.9 million in fee revenue during the nine months ended September 30, 2003. Also during the nine months ended September 30, 2003, certain OrthAlliance affiliated practices changed the terms of their patient contracts to require a lower down payment at the commencement of treatment, which resulted in a decrease of approximately $1.4 million in service fee prepayments. Service fee prepayments represent service fees which we have not yet recognized for revenue recognition purposes, but for which we have received payment from affiliated practices. Because we recognize fee revenue based on a straight-line allocation of treatment fees, this results in us receiving cash in advance of incurring certain practice-related expenses and recognizing certain service fees as fee revenue.

•	Supplies inventory. During the nine months ended September 30, 2003, supplies inventory decreased by $1.0 million, compared to an increase of $1.8 million during the nine months ended September 30, 2002. The decrease in supplies inventory during the nine months ended September 30, 2003 was primarily due to the exclusion of supplies inventory for certain affiliated practices that bought out of their service, consulting or management service agreements or for which we generally ceased to record fee revenue after September 30, 2002. Purchases made during the nine months ended September 30, 2002 were primarily due to an increased number of patients under treatment during this time and to sustain inventory levels for OrthAlliance affiliated practices.

•	Prepaid expenses and other. Prepaid expenses and other assets decreased $2.3 million during the nine months ended September 30, 2003, compared to an increase of $2.9 million for the same period in 2002.

•	Amounts payable to affiliated practices. There was no effect on cash flow from operating activities during the nine months ended September 30, 2003 related to amounts payable to affiliated practices. However, we reduced amounts payable to affiliated practices by $5.3 million, primarily to OrthAlliance affiliated practices, during the nine months ended September 30, 2002.

•	Accounts payable and other current liabilities. During the nine months ended September 30, 2003, cash used for accounts payable and other current liabilities was $8.7 million, compared to cash provided by accounts payable and other current liabilities of $14.9 million during the nine months ended September 30, 2002. Cash provided by accounts payable and other current liabilities during the nine months ended September 30, 2002 was primarily due to an increase in income taxes payable while we were awaiting the approval from the IRS of our change in accounting method for income tax purposes, which is discussed in this section above under the heading “Deferred income taxes.” During the nine months ended September 30, 2003, we offset our income tax liability against our deferred tax assets. The positive effect on cash flow from this offset is also discussed above under “Deferred income taxes.” Excluding income taxes payable, accounts payable and accrued salaries and other current liabilities decreased $8.7 million during the nine months ended September 30, 2003, compared to a decrease of $9.6 million during the same period in 2002.

     Investing Activities. Net cash used in investing activities was $19.5 million for the nine months ended September 30, 2003, a decrease of $6.0 million or 23.4% from $25.5 million for the same period in 2002. This decrease was primarily due to a decrease of $3.9 million used to acquire service, consulting or management service agreements and a decrease of $10.1 million in advances to affiliated practices during the nine months ended September 30, 2003 compared to the same period in 2002. Partially offsetting these decreases was an increase of $3.9 million in purchases of property, equipment and improvements and an increase of $4.1 million in notes receivable during the nine months ended September 30, 2003, compared to the same period in 2002.

•	Intangible assets acquired. During the nine months ended September 30, 2003, we paid approximately $0.6 million to acquire and amend service, consulting or management service agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the agreement, compared to $4.5 million for the same period in 2002. This decrease during 2003 results from our shift in focus from new affiliations to developing de novo practices and assisting existing affiliated practices to grow, which generally requires less capital investment.

•	Purchases of property, equipment and improvements. We purchased $13.8 million and $9.9 million in property, equipment and improvements for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, we added 42 centers, including 17 during the third quarter of 2003. We expect to make additional purchases of property, equipment and improvements in future periods as we open additional centers. The following table provides information about the composition of these purchases during the nine months ended September 30, 2003 and 2002 (in millions):

	Nine months ended
	September 30,

	2003	2002

Center additions	$5.1	$3.2
Remodeling and additional capital expenditures for existing centers	4.8	3.4
Capital expenditures for corporate offices	0.7	—
International development	3.2	3.3

Total	$13.8	$9.9

•	Advances to affiliated practices. We provided net advances of approximately $2.5 million to affiliated practices during the nine months ended September 30, 2003, compared to $12.6 million for the same period in 2002, a decrease of $10.1 million or 80.0%. This decrease was primarily due to our increased efforts to obtain repayments on advances from our affiliated practices and a decrease in advances related to amounts due to us under service agreements with OrthAlliance affiliated practices. Advances to affiliated practices primarily relate to cash advances against future distributions to the affiliated practices or other advances relating to amounts due to us under service agreements. We generally advance cash against future distributions to affiliated practices to (a) fund compensation for the practice’s affiliated practitioners during the expansion phase of the practice, (b) to provide additional funds to affiliated practices for certain practice-related matters or other unsecured financing or (c) finance the acquisition of another practice. Advances related to amounts due to us under service agreements from affiliated practices result when (a) we remit more funds during the quarter to the affiliated practice than the practice was actually entitled to retain under its service agreement, (b) we pay expenses to third parties on behalf of certain affiliated practices that collect their own patient fees and do not reimburse us for those expenses or (c) certain affiliated practices collect their own patient fees and do not remit to us all service fees due. Of the net amount advanced during the nine months ended September 30, 2003, approximately $1.5 million related to cash advances against future distributions and approximately $1.0 million related to amounts due to us under service agreements.

•	Notes receivable. Notes receivable increased by $4.1 million during the nine months ended September 30, 2003 compared to the same period in 2002. These notes receivable primarily consist of promissory notes from practices that have completed buy-outs of their service, consulting and management service agreements.

     Financing Activities. Net cash used in financing activities was $16.4 million for the nine months ended September 30, 2003, a decrease of $9.3 million or 36.2% from $25.7 million for the same period in 2002. This decrease was primarily due to a decrease of $12.7 million in repurchases of shares of common stock compared to the same period in 2002. During the nine months ended September 30, 2003, we received approximately $0.7 million from the issuance of our common stock related to the exercise of stock options compared to $2.9 million during the nine months ended September 30, 2002. Also during the nine months ended September 30, 2003, we obtained a new credit facility under which we borrowed $109.9 million to retire our prior credit facility and bridge credit facility and to pay related transaction costs. We repaid $11.5 million of indebtedness under the new credit facility during the nine months ended September 30, 2003, compared to $12.0 million under our prior credit facility during the same period in 2002.

Uses of Capital

     Capital Expenditures. Our capital expenditures primarily consist of the costs associated with expenditures to facilitate growth in new and existing centers, maintenance expenditures to sustain current levels of business activity at existing centers, acquisitions of the fixed assets of newly affiliated practices and development of de novo centers in the United States and abroad. The average cost of developing a new orthodontic center in the United States is about $0.4 million, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice’s share of these costs until we are reimbursed by the practice. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from a third party lender. The outstanding balance of these guaranteed amounts was approximately $0.4 million at September 30, 2003 and approximately $0.7 million at December 31, 2002. We no longer guarantee new debt for our affiliated practices.

During our rapid growth in the 1990’s, we expended a disproportionately higher amount of our capital investment on de novo centers relative to expenditures on existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. We have also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in our international operations. We currently expect to incur capital expenditures of at least $3.4 million in the fourth quarter of 2003 and $9.5 million in 2004, primarily in connection with the development of de novo centers.

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

     At September 30, 2003, we had current maturities of $8.3 million under our credit facility and $2.8 million due to our affiliated practices. We expect cash from operations to fund these payments when due. In November 2003, we used funds generated from operations to pay $1.8 million to certain affiliated practitioners related to amounts earned under incentive programs. We are still finalizing amounts earned by other affiliated practitioners under these programs and expect to pay the amounts earned by, reduced by the amounts due from, these affiliated practices during the remainder of the fourth quarter of 2003. Participants in these programs are eligible to receive annual payments under these programs in 2004 and 2005.

In August 2002, our Board of Directors approved a common stock repurchase program that authorizes us to repurchase up to 2.0 million shares of our common stock from time to time until February 2004 in the open market at prevailing market prices or in privately negotiated transactions. We repurchased approximately 0.1 million shares of our common stock under this repurchase program during the nine months ended September 30, 2003 for an aggregate purchase price of approximately $0.8 million. During 2002, we repurchased 1.1 million shares of our common stock under this repurchase program for an aggregate purchase price of approximately $15.0 million. These shares were repurchased in the open market at prevailing market prices using cash from operations. Repurchased shares are held in treasury, and may be available for use in connection with our stock option plans, stock programs and acquisitions, or for other corporate purposes. We anticipate making additional repurchases of our common stock in the future.

     Capital Resources. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion. Borrowings under the credit facility generally bear interest at varying rates above the lender’s prime rate ranging from 0.50% to 1.50% or above the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on our leverage ratio as computed under the credit facility. Amounts borrowed under the credit facility are secured by a security interest in the capital stock of our operating subsidiaries. The revolving line of credit expires January 2, 2006. Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of this pronouncement will be effective for the reporting period after December 15, 2003. We are in the process of evaluating the implications of the Interpretation.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II.      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to our Annual Report on Form 10-K for the year ended December 31, 2002. At September 30, 2003, we were engaged in litigation with 54 affiliated practices, most of which are OrthAlliance affiliated practices. During the third quarter of 2003, we settled lawsuits with three affiliated practices, including one practice that agreed to buy out of its service agreement, one practice that transitioned to another affiliated practice and one practice that amended its service agreement and continued to be affiliated with OrthAlliance.

On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against OCA and Bartholomew F. Palmisano, Sr., our Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., our Chief Operating Officer, and Thomas J. Sandeman, our Chief Financial Officer. On April 22, 2003 and June 12, 2003, similar actions were filed in the United States District Court for the Eastern District of Louisiana against OCA and the other defendants by James A. Janette and Betty Suhadolnik, respectively. On August 28, 2003, the lawsuits were consolidated and a lead plaintiff was appointed. The consolidated action purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of our common stock from November 14, 2002 to March 18, 2003. A consolidated amended complaint was filed on November 3, 2003. In the consolidated amended complaint, the plaintiffs allege that OCA and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading, about practices affiliated with OrthAlliance, and by allegedly recognizing revenue, failing to timely expense uncollectible receivables and failing to write-down certain long-lived assets in violation of generally accepted accounting principles, in order to inflate the market price of our common stock. The plaintiffs seek unspecified compensatory damages, interest and attorneys’ fees. This lawsuit is at an early stage and, at this time, we cannot predict whether we will prevail or estimate the amount of damages that we might incur. We are also unable to estimate any reimbursement that we may receive from insurance policies in the event that we incur any damages or costs in connection with this action. We deny these allegations and believe that this action lacks merit. We intend to defend this action vigorously.

On October 21, 2003, OrthAlliance filed an action in the Travis County, Texas District Court to seek a declaratory judgment that OrthAlliance’s service agreements with two Texas affiliated practices are valid under Texas law. In addition, OrthAlliance is seeking money damages from the two practices and their orthodontist-owners for breach of the service agreements. As required by a Texas statute, the Texas State Board of Dental Examiners has been included as a party to the action because it involves the validity or applicability of rules adopted by the Board. In the action, OrthAlliance seeks a judgment that its service agreements are valid under the Board’s rules and a Texas statute that protects a dentist’s right to contract with a management service organization, such as OrthAlliance. The lawsuit is at a very early stage and, at this time, we cannot predict whether OrthAlliance will prevail.

On October 22, 2003, we filed a lawsuit in the Harris County, Texas District Court against a number of defendants for interfering with our contractual relationships with affiliated practices. The defendants include two law firms, Locke, Liddell & Sapp, L.L.P. of Houston, Texas, and Goldstein, Tanen & Trench, P.A. of Miami, Florida, and a number of orthodontists and pediatric dentists who are represented by those firms in other litigation with us or OrthAlliance. The complaint alleges that the defendants conspired to persuade affiliated practices to breach their service agreements with us and OrthAlliance in order to generate significant legal fees for the law firm defendants and force us to agree to more favorable settlement terms with the defendants. The complaint also alleges that the defendants used a series of letters, emails, meetings, personal solicitations and Internet message board postings to further their conspiracy. In addition, we allege that certain of the practitioner defendants breached their service agreements. We seek to enjoin the defendants from further interference with our contractual relationships with affiliated practices. We are also seeking an unspecified amount of compensatory and punitive damages. The lawsuit is at a very early stage and, at this time, we cannot predict whether we will prevail.

Because litigation is inherently uncertain, we cannot assure you that we will prevail in any of these actions, nor can we estimate with reasonable certainty the amount of damages we might incur or the amount of any award we might receive. We have not recorded a reserve for these pending lawsuits. We and our subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of our business. Regardless of the outcome of such litigation and proceedings, they could be costly, time-consuming and could divert the time and attention of our senior management.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit
number	Description

3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

During the three months ended September 30, 2003, we furnished a current report on Form 8-K on August 15, 2003 reporting information under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Orthodontic Centers of America, Inc. (Registrant)

Date: November 14, 2003	/s/ Bartholomew F. Palmisano, Sr. Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

/s/ Thomas J. Sandeman Thomas J. Sandeman Chief Financial Officer

EXHIBIT INDEX

Exhibit
number	Description

3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002