Form 10-K
period 2003-12-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2004-03-15
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003 or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	72-1278948
incorporation or organization)	(I.R.S. Employer Identification No.)

3850 N. Causeway Boulevard, Suite 800
Metairie, Louisiana 70002
(504) 834-4392
(Address, including zip code, of principal executive offices and
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [  ]

The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $379.4 million, based upon the last reported sale price per share of the Registrant’s Common Stock as reported on the New York Stock Exchange on June 30, 2003.

As of March 10, 2004, there were approximately 50,094,000 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held during 2004 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

     Orthodontic Centers of America, Inc. (“OCA,” “we” or “our”) is a leading provider of integrated business services. Since our founding in 1985, we have focused on providing business services to orthodontic and pediatric dental practices. As of December 31, 2003, we were providing business services to 362 orthodontic and pediatric dental practices throughout the United States and parts of Japan, Mexico, Spain and Puerto Rico.

     We offer practices a full range of business, operational and marketing services, as well as complementary Internet-based practice management systems. These services and systems enable practices to focus on providing quality patient care, while increasing productivity and profitability. Currently, our services include:

•	capital to open new practice locations;

•	proprietary business and clinical systems that provide timely information that allows practitioners to operate more efficiently;

•	proprietary financial and operating systems to enhance operational and accounting controls;

•	effective advertising and marketing plans to help generate new patients; and

•	proprietary on-line purchasing system and purchasing power to reduce clinical and supply costs.

     To complement our existing focus on orthodontic and pediatric dental practices, we recently initiated a new division called OCA Outsource, through which we intend to provide business services to general dental practices and other dental and medical practices. We believe that general dentists and other healthcare providers, which far outnumber the orthodontists and pediatric dentists in the United States, provide us with an expansive opportunity for growth. We anticipate that OCA Outsource will offer its services in exchange for a monthly fee based on a percentage of the practice’s cash collections. These arrangements would differ from our traditional affiliations.

DESCRIPTION OF SERVICES

     OCA provides a comprehensive suite of business services to support practice activities. We are not a healthcare provider and we are not involved in the clinical operations of a practice. The practitioners maintain full control over their practices and set their own standards of practice. OCA handles the business operations of the practice, which allows the practitioner to focus on patient care. Our proprietary business and financial systems provide readily accessible information about the practice in an easy-to-understand format. The following is a summary of the services provided by OCA:

Marketing and Advertising

     OCA develops and implements marketing and advertising programs for practices using television, radio, and print media advertising, as well as direct mail campaigns. We tailor the advertising to the particular market and prominently feature the names and locations of the affiliated practice. We also offer a 1-800-4BRACES toll-free telephone number by which calls are automatically routed to an affiliated center located near the caller and a www.4braces.com Internet website where prospective patients can locate an affiliated practice in a specific area. In addition, to supplement the various advertising programs offered, we provide internal marketing programs to assist practices in increasing patient referrals from their existing patients, staff and other dentists.

Financial and Statistical Reporting

     Practices can use our Internet-based financial and statistical system to view their operating and financial data. The system provides customized reports for financial and clinical data and performance measures for each practice. Performance statistics and financial data are updated continually. This information is accessible by the practitioner from any computer connected to the Internet. A practitioner can view his or her practice’s financial information in real-time, 24 hours a day. We provide practices with monthly and quarterly financial data, including analyses of the financial results and recommended changes to improve financial and operating performance.

Centralized Collections

     OCA has developed a centralized billing and collection system that frees practices from the day-to-day function of billing and collecting patient fees. This service includes billing patients, as well as insurance companies and other third-party payors.

Purchasing

     OCA is one of the single largest purchasers of orthodontic and dental supplies. By leveraging the combined purchasing power of our affiliated practice base, we are able to make bulk purchases of equipment, office furniture, clinical supplies and office supplies in order to reduce costs and associated administrative expenses for practices. OCA negotiates arrangements with suppliers that provide cost savings to practices. We have also implemented an online inventory ordering system that allows practices to order supplies directly from vendors through our private computer network. Our online inventory ordering system contains approximately 35,000 products from over 375 vendors. We charge no additional fees on items sold through our system.

Staffing

     OCA employs the support staff for most of its affiliated practices. We do not employ the orthodontists, dentists or other licensed healthcare professionals. Our employees generally include the center manager, front desk personnel and other center support staff, and, except where prohibited by law, the orthodontic and dental assistants. Unlike OCA, we anticipate that OCA Outsource will not employ the practice’s staff.

Other Operational Services

     We also employ a number of personnel in our corporate office who provide services for our affiliated practices on a centralized basis. These services include the following:

     Operations. Managers in our operations department respond to various questions and requests from practices located within an assigned geographic region, including those relating to inventory, supplies, equipment and financial matters. We provide assistance with the development and expansion of practices, as well as assistance with ownership transitions and recruiting associate-level practitioners. Our operations department also assesses the financial performance of practices and advises practices on how to improve their operations. In addition, our operations department also provides support for our management information systems.

     Training. Practice personnel receive initial training regarding our management information systems at our training office in Metairie, Louisiana. We also provide various training programs for our support staff aimed at promoting efficient use of our systems and educating our affiliated practices about best practices in operating their practices. In addition, we offer courses to support staff when we upgrade our software. We also employ training teams which travel to new centers to train a practice’s clinical and business staff with respect to these systems.

     Office Leasing and Construction. OCA’s real estate department provides a range of office leasing, construction and other commercial real estate services. Our services include strategically locating office space, procuring favorable leases for office space, designing and arranging for build-outs of state-of-the-art facilities, and providing ongoing service and consultation on facilities management, lease renewal and remodeling.

     Information Technology Support. We provide person-to-person technology support for our management information systems and other information technology related support through a call center staffed by support technicians. The center is open from early in the morning to late in the evening to assist practices throughout the country. Technicians are also available during the weekends as needed.

Management and Doctor Information Systems

     OCA has developed several proprietary Internet-based information applications to increase the efficiency of practices and enhance our business services. Our information systems improve the frequency, quality, accuracy and efficiency of our affiliated practices’ financial and operational data. We have established a highly efficient and flexible proprietary information technology platform that allows us to actively track and report practice profitability and efficiency, practice performance, consumer trends and marketing/advertising effectiveness. We continue to upgrade our systems so we can continue to provide practices with efficient and effective business services. All of our systems are Internet-based and access is password-protected. These applications were designed and are supported by our information technology department. Each of our information technology systems is described below.

     Practice Management System. OCA has developed a full-featured practice management system that allows practices to efficiently schedule patients to optimize practitioner time and to maximize the contribution of the clinical staff. This system is also a patient accounting system that tracks patient billing and collections, and monitors the patients’ treatment. This system provides clinical charting and stores digital images as part of the clinical records of the patient. This system also provides practices with important feedback on a daily, real-time basis with respect to key operating data, such as case starts, patient attendance rates, patient conversions and patient past-due amounts.

     Payroll System and Employee Benefits. OCA has also developed a system that centralizes payroll-related functions for employees. The system allows us to efficiently manage all the payroll-related functions from one centralized location, and allows employees to review and/or change their personal information. Supervisors can monitor, add and revise employee data, allowing for a virtually paperless wage and benefits system. We also use a biometric fingerprint time clock system through which employees record time and attendance.

     Online Purchasing System. OCA developed an online purchasing system, which allows practices to order supplies and equipment directly from vendors. The ordering system is designed to reduce supply costs, associated administrative costs, shipping time and storage requirements, and to improve the accuracy of orders placed and the flow of information between vendors and practices. The system reduces the time that staff would typically devote to inventory management and ordering. This system also provides for images of invoices to be viewed by the practitioner over the Internet, rather than cumbersome paper invoice mailings.

     Centralized Collection System. OCA has developed a centralized collection system that frees the practices from the day-to-day function of collecting patient fees. This system also includes working with insurance companies and other third-party payors. We believe that collection of patient fees is often a practice’s area of greatest inefficiency.

     Financial and Statistical System. OCA has also developed a practice financial accounting and reporting system that analyzes and reports information gathered through our other information systems. This system provides practices with secure access to real-time performance and financial data about their respective practice from anywhere they can access the Internet. A practitioner can view his or her practice’s financial information in real-time, 24 hours a day. As a management tool, OCA uses this system to identify potential problems with specific practices, to advise the practices in a timely and efficient way and to facilitate decisions about expansion and new locations in particular markets.

CUSTOMERS AND LOCATIONS

     Our customer base is currently comprised of orthodontic and pediatric dental practices operating in 46 states and in international locations. We believe our diversified market scope limits our exposure to events or trends that may occur in any individual state or region.

     We provide comprehensive business services to these practices under long-term service, consulting and management service agreements in exchange for monthly service fees generally based on a percentage of a practice’s operating profit or patient revenue, plus reimbursement of practice-related expenses. As of December 31, 2003, OCA was providing business services to affiliated practices in the following locations:

Number of
Affiliated
Location	Practices
United States	326
Japan	26
Mexico	4
Puerto Rico	3
Spain	3

Total	362

     Of the 362 affiliated practices as of December 31, 2003, 334 were orthodontic practices and 28 were pediatric dental practices.

     The total number of affiliated practices excludes 62 orthodontic and pediatric dental practices that were engaged in litigation with us and for which we had generally ceased to record fee revenue as of December 31, 2003. We were also engaged in litigation with one practice for which we were still recording fee revenue because this practice was still paying service fees to us at December 31, 2003. The total number of affiliated practices above includes 38 other practices that were not engaged in litigation with us but for which we had generally ceased to record fee revenue at December 31, 2003.

     We believe that our affiliated pediatric dental practices complement our core affiliated orthodontic practices. They provide a referral source for orthodontic treatment and can operate in an orthodontic center on days that orthodontic treatment is not being provided.

     We have expanded our international operations to include Japan, Spain, Mexico and Puerto Rico. We operate our international operations through local management located in each country and business systems that are linked to our corporate headquarters in the United States. Fee revenue from international operations as a percentage of our total fee revenue was 4.0%, 2.1% and 2.4% for 2003, 2002 and 2001, respectively. Long-lived assets located in foreign countries as a percentage of our total long-lived assets was 4.6%, 4.0% and 3.4% as of December 31, 2003, 2002 and 2001, respectively.

GROWTH STRATEGY

     Our growth strategy has evolved during our history. During much of the 1990’s, we focused on providing business services exclusively to orthodontic practices in the United States and grew through a combination of affiliations with established practices and development of de novo centers. In the past few years, we have added affiliated pediatric dental practices, as well as international operations. Beginning in 2000, we began to de-emphasize affiliations with established practices, which generally required significant investments in affiliation payments to the practice. We instead began to focus on internal growth of existing affiliated practices and development of de novo centers for existing and new affiliated practices. We also grew by acquiring a competing company, OrthAlliance, Inc., in 2001 and by acquiring certain assets of a former competitor, Apple Orthodontix, Inc., in 2000.

     In early 2004, we launched our newest vehicle for growth, OCA Outsource, to complement our core business of providing business services to affiliated orthodontic and pediatric dental practices. Through OCA Outsource, we intend to capitalize on our experience and expertise to provide business services to general dentists and other dental and medical practices. Initially, OCA Outsource will focus on general dental practices and other dental specialties. OCA Outsource provides us with an opportunity to leverage our proprietary systems and services platform over a significantly larger base of practices in diverse areas of dental and medical specialties.

     At the same time, we continue to focus on strengthening our market position by expanding our existing affiliated practices. We believe investing resources in our existing affiliated practices will provide a higher return on our investment than affiliating with new practices. We will no longer focus on capital intensive affiliations with established practices in the United States and will only consider entering into these types of affiliations in very limited situations.

     OCA’s key strategies for growth are:

Internal Growth From Expanding Affiliated Practices

     We are pursuing growth in comparable fee revenue for our existing affiliated practices through the following means:

     De Novo Centers, Center Expansions and Center Renovations. We believe that many of our affiliated practices are operating below their potential capacity, which provides opportunities to increase productivity and profitability of existing affiliated practices. We have experienced increased demand among our affiliated practices for more clinical capacity through building new centers and use of licensed professionals. OCA has developed and opened 388 new or de novo centers through December 31, 2003, of which 41 centers opened during 2003. Most of these de novo centers were developed for existing affiliated practitioners seeking to expand their practices. We are currently experiencing significant growth in the development of de novo centers by affiliated practices. We believe that developing new centers provides an opportunity for a favorable return for our affiliated practices and us. We intend to continue to develop additional de novo centers with our existing affiliated practices, and when necessary, to help recruit licensed professionals to practice in these centers.

     Our affiliated practices generally experience increased patient volume when facilities undergo a major renovation or expansion. It has been our experience that maintaining a modern and appealing facility, equipped with appropriate and up-to-date equipment, contributes to profitability. We plan to increase the pace of our investment in this area during 2004.

     Recruiting. We actively assist with recruiting licensed professionals for our existing affiliated practices. These associates are often recent graduates of orthodontic or pediatric dental specialist residencies who desire experience in an affiliated practice, under the guidance of a successful practitioner who owns his or her practice. These associates also desire a stable salary before they seek an ownership position in these practices. We have observed a growing interest among new graduates for associate-level positions. These associates find OCA particularly appealing because of the opportunities throughout the country available to them with an identifiable path to practice ownership. During 2003, we and our affiliated practices recruited 15 new associate practitioners. We will continue to recruit more associates to meet the demand for additional professionals for our existing affiliated practices.

Expansion in International Markets

     We believe that there are large, untapped markets for dental and healthcare business outsourcing services outside the United States. We believe that Japan and other foreign countries are underserved markets that offer significant opportunities to grow our business. In 1998, we entered the Japanese market and were affiliated with 26 orthodontic practices in Japan as of December 31, 2003. We began operating in Mexico and Puerto Rico in 1999, and were affiliated with four orthodontic practices in Mexico and three orthodontic practices in Puerto Rico as of December 31, 2003. Since our first affiliation in Spain in 2001, we have grown to three affiliated orthodontic practices as of December 31, 2003. We have focused our international expansion on providing business services to orthodontic practices.

     During 2003, our Japanese affiliated practices began advertising their services in broadcast media. Because Japan is densely populated, the advertising has created an untapped demand for orthodontics. These marketing campaigns generated prospective patients in areas in which our Japanese affiliated practices do not currently operate. As a result, we are providing our marketing services to practices that currently do not use our comprehensive business services, under a concept that we call “OCAJ Lite”. Under this arrangement, we earn a fee based on the number of patients generated for these practices through our marketing services. We only provide marketing services to these practices, which are not affiliated with us, and do not provide capital or our other business services. These services are provided under agreements that generally have a one year term, with an automatic extension of the term unless earlier terminated. As of December 31, 2003, we were providing OCAJ Lite marketing services to 50 practices in Japan. We expect to continue providing these OCAJ Lite marketing services to Japanese practices until we determine that there is a more favorable return in developing a center in their markets.

     We intend to continue expanding our operations in Japan, Mexico, Puerto Rico and Spain and are currently in negotiations to expand into China, Brazil and other countries. Our expansion into any particular country depends upon its regulatory environment, market demographics, advertising media and economic conditions, as well as our ability to attract quality professionals, a management team and other business personnel in that market.

Expansion of Business Services to New Specialties through OCA Outsource

     We recently began marketing our suite of business services to practices outside of our traditional customer base of orthodontic and pediatric dental practices through our division called OCA Outsource. Initially, OCA Outsource is focusing on the general dental industry, which includes more than 150,000 general dentists in the United States, and other dental specialties. We intend to eventually begin offering OCA Outsource’s business services to medical practices. We believe expanding into these markets complements our existing markets of orthodontists and pediatric dentists, and provides an opportunity to build upon our 10-year investment in our services platform. In exchange for providing these outsourced business services, OCA would receive a monthly fee based on a percentage of the practice’s cash collections. These arrangements would differ from our traditional affiliations in that the agreements would be for a shorter term (as short as one year) and, among other things, we would not:

•	employ the staff of the practice,

•	own the fixed assets used by the practice,

•	bear practice-related expenses,

•	engage in mass media advertising on behalf of the practice, or

•	provide capital funding for expansion to the practice unless we find the terms favorable and the practice agrees to utilize our services during the term of the financing.

ORTHODONTICS, PEDIATRIC DENTISTRY AND OTHER HEALTHCARE PRACTICES

     Orthodontics. Orthodontics is a branch of dentistry that specializes in the diagnosis, prevention and treatment of dental misalignment, and typically involves the use of braces or other corrective appliances. Based on data compiled by the American Association of Orthodontists and data published in the 2003 Journal of Clinical Orthodontic Practice Study (the “2003 JCO Study”), a biennial study of the U.S. orthodontic industry, we estimate that the U.S. orthodontic industry generates in excess of $10 billion in annual gross revenues. Multiple studies conducted in the orthodontic industry have concluded that many more persons could benefit from orthodontic treatment than are receiving it. Based on the findings of a study published by the U.S. Public Health Service in 2000, approximately 25% to 32% of the U.S. population could have benefited from orthodontic treatment in 2000.

     Orthodontics is generally an elective procedure, with about 75% of payments for orthodontic services made directly by the patient and standard dental insurance covering about 25%. Managed care represents a small percentage of revenues generated in the orthodontic industry.

     According to the 2003 JCO Study, the number of orthodontists practicing in the United States has remained at about 9,000 for the past 10 years. Orthodontists must complete up to three years of postgraduate studies following completion of dental programs. Many dentists who are not orthodontists also perform certain orthodontic services. According to a study published in 1996 by the University of Michigan Department of Orthodontics and Pediatric Dentistry, approximately 76% of the dentists who responded to a survey reported that they provided some orthodontic services to their patients, and 19% of the responding dentists reported that they provided comprehensive orthodontic treatment. This study concluded that slightly less than one third of all U.S. orthodontic patients received orthodontic treatment from general dentists. According to the 2003 JCO Study, 4.7% of orthodontists practicing in the United States are affiliated with a practice management company or other management services organization.

     We believe our marketing and advertising strategy has allowed our affiliated orthodontists to generate significantly greater patient volume than the average orthodontist. Our recommended affordable payment plan, which includes no down payment and affordable monthly payments, has enabled our affiliated orthodontic practices generally to charge lower fees than the average orthodontist. Our systems and office designs, and the efficient use of orthodontic assistants, have enabled our affiliated orthodontists to treat more patients per day than the average orthodontists.

     Pediatric Dentistry. Pediatric dentistry is a dental specialty involving comprehensive, preventative and therapeutic oral healthcare for infants and children through adolescence, including those with special healthcare needs. In 2002, there were approximately 3,800 active pediatric dentists in the United States. Pediatric dentists must complete a specialty degree program following dental school, which is typically two years in length. Approximately 200 students are admitted each year to 62 pediatric dental specialty training programs in the United States. Approximately one-third of the programs are hospital-based with an emphasis on primary care dentistry for well and ill children. The remaining approximately two-thirds are based in dental schools.

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

     General Dentistry and Other Healthcare Practices. Dentistry involves the diagnosis and treatment of diseases, injuries and malformations of the teeth and mouth. The practice of dentistry includes improving a patient’s appearance by using a variety of cosmetic dental procedures, and the performance of surgical procedures such as implants and extractions. There are approximately 150,000 dentists in private practice in the United States. More than 80% of dentists are general practitioners. About 20% are dental specialists who limit their practices to one of the nine recognized dental specialty areas: public health dentistry, endodontics, oral and maxillofacial pathology, oral and maxillofacial radiology, oral and maxillofacial surgery, orthodontics and dentofacial orthopedics, pediatric dentistry, periodontics and prosthodontics.

     Physicians diagnose and treat medical conditions. There are about 800,000 physicians practicing in the United States. The two general kinds of physicians are primary care physicians and specialists. About 33% of physicians are primary care physicians. If a patient has a specific problem that the primary care doctor does not have the knowledge or expertise to fully treat, he or she will refer the patient to a specialist. Specialists make up the remaining 66% of physicians. Specialties include general surgery, cardiology, orthopedics, pediatrics, obstetrics and gynecology, ophthalmology, gastroenterology and many others. Physicians typically work in clinics, hospitals or private practices. Physicians also become members of medical groups or independent practice associations.

SERVICE AGREEMENTS WITH AFFILIATED PRACTICES

     OCA provides business services to an affiliated practice under an agreement with an affiliated orthodontist or pediatric dentist and/or his or her wholly-owned professional entity. The form of agreement used for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used. The terms of these agreements typically range from 20 to 40 years, with most ranging from 20 to 25 years.

     During 2003, approximately 95% of our fee revenue was attributable to service and management service agreements, with the remainder being attributable to consulting agreements. None of our affiliated practices accounted for more than 10% of our fee revenue in 2003.

OCA Service and Consulting Agreements

     OCA Service Agreements. OCA’s general form of service agreement is generally between one of our subsidiaries and an affiliated practitioner and their wholly-owned professional entity. Under these service agreements, we provide affiliated practices with a comprehensive range of business services in exchange for monthly service fees. Monthly service fees represent reimbursement of practice-related expenses that we incur in providing services to an affiliated practice, a portion of the practice’s operating profit and, in some cases, hourly-based service fees. We are also to be reimbursed for the affiliated practice’s share of operating losses for newly-developed or de novo centers and depreciation expense related to property, equipment and improvements used in the operation of the practice. Excluding reimbursement of practice-related expenses and any hourly-based service fees, service fees based on the operating profits of the affiliated practice generally range from 40% to 50% of a mature practice’s cash operating profits. In some cases, this is after reduction for any hourly-based service fees or hourly-based amounts retained by the affiliated practice. The terms of OCA’s service agreements range from 20 to 40 years, with most terms ranging from 20 to 25 years.

     If a service agreement terminates prior to the end of its term due to either our or the affiliated practice’s breach, the non-breaching party generally has the option of purchasing the breaching party’s interest in the practice-related assets, including all equipment and improvements, for a purchase price determined under a formula provided for in the agreement. Under circumstances where, following termination, we purchase the affiliated practice’s interest in the practice assets and convey the assets to another practice, the original practice is generally prohibited from competing with the new practice within a specified area. In addition, if termination is due to the affiliated practice’s breach, the service agreement generally provides that the affiliated practice must refund us the unamortized portion of any amounts that we paid in consideration of the practice’s affiliation with us, generally based on a straight-line 25 year amortization period. In some cases, an affiliated practice may terminate a service agreement without cause after a specified period of time, subject to substitution of another affiliated practitioner and an obligation not to compete within a specified area.

     OCA Consulting Agreements. OCA’s form of consulting agreement is generally between one of our subsidiaries and an affiliated practitioner and their wholly-owned professional entity. The types of services we provide to an affiliated practice under OCA’s general form of consulting agreements are generally similar to the services we provide under OCA’s form of service agreements. The service fees paid to us by the affiliated practice under the consulting agreements are a combination of cost-based types of fees, flat monthly fees and hourly fees. Some consulting agreements have shorter terms than the service agreements. Some do not give us a right to purchase the practice’s interest in the practice assets following termination, and some require more limited non-competition agreements from the affiliated practice after termination of the consulting agreement than do most of the service agreements. In addition, the consulting agreements emphasize that the affiliated practitioner has ultimate control and authority over his or her practice’s business management, including such matters as advertising, the hiring and termination of staff and the purchase of equipment and supplies.

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

     The terms of OrthAlliance’s service agreements are generally for 20, 25 or 40 years. Either party generally may terminate a service agreement if the other party materially breaches the agreement, subject to a cure period. Upon the expiration or termination of the service agreement, the affiliated practice may, and in certain circumstances must, repurchase for cash, at net book value, certain assets, including all equipment, and assume certain liabilities of OrthAlliance related to the affiliated practice.

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

     OrthAlliance Amendments. In connection with the OrthAlliance merger and subsequent integration of the OrthAlliance affiliated practices, we entered into amendments to our service, consulting and management service agreements with many of OrthAlliance’s affiliated practices. As of December 31, 2003, 57 OrthAlliance affiliated practices had entered into amendments to their service, consulting or management service agreements with OrthAlliance and their employment agreements with affiliated practitioners. These amendments provide that the affiliated practice will use our proprietary computer software and business systems in connection with the business functions of the practice. In addition, the affiliated practices are to maintain the current status of the advertisement or non-advertisement, as the case may be, of the practice to the general public, unless we otherwise agree. The affiliated practices also agreed to continue to employ the affiliated orthodontists or pediatric dentists for a minimum period following the OrthAlliance merger. The affiliated practitioners also agreed to guarantee the performance of his or her professional corporation under the service, consulting and management service agreement during the term of his or her employment. Some of the amendments provide for an enhanced covenant not to compete, require that the affiliated practice will take certain actions to transition the practice to another orthodontist or pediatric dentist upon departure of the affiliated practitioner and extend the term of the OrthAlliance service, consulting or management service agreement. The amendments to the employment agreements include OrthAlliance as a third party beneficiary of the covenant not to compete, and provide for continued employment of the affiliated practitioner for a period of at least three years following the OrthAlliance merger.

     In connection with these amendments, we offered certain incentives to these affiliated practitioners, through which they may be granted shares of our common stock or promissory notes. For additional information about those incentive programs, please see Note 10 to our Consolidated Financial Statements included elsewhere in this Report.

Patient Fees Receivable

     We generally earn service fees under our service and consulting agreements as a percentage of the operating profits of OCA’s affiliated practices or as a percentage of patient revenue of OrthAlliance’s affiliated practices, plus reimbursement of practice-related expenses. We generally collect service fees as patient fees are collected on behalf of our affiliated practices and deposited into a bank account we establish and maintain.

     Many of our affiliated practices pledge their patient fees receivable arising from providing orthodontic or pediatric dental services. These patient fees receivable include billed receivables, which represent amounts owed for orthodontic and pediatric dental services for which the patient has been billed, and unbilled receivables, which represent amounts owed for services that have been provided but for which the patient has not yet been billed. Laws governing the practice of dentistry (including orthodontics and pediatric dentistry) and the policies of state dental boards in states in which we operate generally restrict our ability to own these patient fees receivable. These laws and policies require that patient fees receivable be billed and collected in the name of the affiliated practice and that, at least initially, collections from patient fees receivable belong to the practice. This restricts our ability to sell, factor or transfer these pledged patient fees receivable.

     We are generally responsible for the billing and collecting of patient fees receivable for many of our affiliated practices, which services are done in the name of the affiliated practice. Once funds are collected in payment of patient fees receivable, the funds are generally deposited into a bank account we establish and maintain. We generally have sole signatory authority over these bank accounts and the exclusive responsibility for any disbursements; however, in certain cases, the affiliated practice also has signatory power over a bank account. Many of our affiliated practices agree that they will not modify, close or withdraw any funds from these bank accounts. We routinely sweep funds deposited into these accounts into our central bank account on a regular basis.

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

GOVERNMENT REGULATION

     Dentistry, including the specialties of orthodontics and pediatric dentistry, is a highly regulated profession. In general, regulation of healthcare, including dentistry, is increasing.

     Each state and country in which we operate has laws which impose licensing requirements on dentists, including orthodontists and pediatric dentists. While the requirements and prohibitions relative to the practice of dentistry under such laws generally apply equally to the practice of orthodontics and pediatric dentistry, in order for a dentist to hold him or herself out to the public as an orthodontic or pediatric dental specialist, in many jurisdictions the dentist must meet additional requirements providing for certification as a specialist.

     The dental practice laws of virtually all states prohibit non-dentists (such as us) from engaging in the practice of any branch of dentistry, including pediatric dentistry and orthodontics. In many states, the practice of dentistry is defined to include the employment of dentists, and in states with laws of that type, we are prohibited from employing dentists of any type (which would include orthodontists and pediatric dentists). In some states, the practice of dentistry is defined to include managing, maintaining or operating any kind of dental office. In states with laws of that type, non-dentists (such as us) may provide business services to a dentist, but, depending on how the legal authorities in the applicable state interpret the law, the dentist may be required to retain control over and responsibility for the management, maintenance and operations of his or her dental practice. A number of states define the practice of dentistry to include the ownership of a dental office and/or dental equipment, or may allow a non-dentist (such as us) to lease a dental office and/or dental equipment to a dentist only under a bona-fide lease agreement under which the office and/or equipment remain under the care, custody and control of the dentist throughout the term of the lease. The dental practice laws of many states also prohibit dentists and orthodontists from splitting fees with non-dentists and non-orthodontists. In some states, these laws have been interpreted to prohibit dentists from paying fees to management companies that are based on a percentage of patient revenues or collections. The dental practice laws of some states also prohibit entities that are classified as dental referral services from being reimbursed by dentists on a per referral basis.

     Some state dental practice laws or regulations specifically regulate agreements between dentists (including orthodontists and pediatric dentists) and practice management companies. In general, these laws and regulations allow dentists and orthodontists to enter into such agreements only if the practice management company does not directly or indirectly interfere with the dentist’s exercise of his or her independent professional judgment and if the dentist has control over all clinical aspects of his or her practice, as well as business decisions that closely relate to clinical issues. Some states require that the management or service fees paid under such agreements be reasonable and not be based on the management company’s referral of patients to the dentist or orthodontist.

     Advertising by dentists is also regulated under many states’ dental practice laws. The laws of some states prohibit advertising of orthodontic and dental services under a trade or corporate name and require that all advertisements be in the name of the practitioner. In addition, the laws of a number of states have specific requirements that pertain to the advertising of a dental specialty, including orthodontics and pediatric dentistry. A number of states also regulate the use of promotional gift items, the use of models in advertisements, the advertising of prices and discounts and the use of testimonials in advertising.

     In addition to the state dental practice laws, the practice of dentistry, including the specialties of orthodontics and pediatric dentistry, is regulated by various state and federal laws and regulations that are applicable to healthcare providers and healthcare operations in general. A number of states have enacted anti-kickback laws that prohibit payments or other remuneration for the referral of patients to all types of licensed healthcare providers, including orthodontists (which laws are in addition to the similar prohibitions found in some state dental practice laws). In addition, federal and state laws regulate health maintenance organizations and other managed care organizations, for which orthodontists and pediatric dentists may be providers.

     There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain, among other measures, provisions that require many organizations, including dental practices, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry.

     On August 14, 2002, the Department of Health and Human Services published final revisions to standards for the privacy of individually identifiable information. The final revisions did not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions. Several of our affiliated practices are covered entities under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered practice in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on these practices. They require compliance with rules governing the use and disclosure of health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require these practices to impose these rules, by contract, on any business associate to whom they disclose such information in order to perform functions on their behalf including us. In addition, these practices will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

     On February 20, 2003, the Department of Health and Human Services finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require dental practices to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, the security standards will require dental practices to implement significant new systems, business procedures and training programs. Dental practices must comply with these security regulations by April 21, 2005.

     A violation of these regulations could result in civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Because there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

     We expect that compliance with these standards will require significant commitment and action by us and certain of our affiliated practices. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on us or our affiliated practices.

     Some of our affiliated practices receive payment of fees through Medicaid programs. The Social Security Act includes provisions addressing false statements, illegal remuneration and other fraud, including a statute commonly referred to as the federal anti-kickback statute. The federal anti-kickback statute prohibits providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by Medicaid or other federal health care program or ordering or arranging for or recommending the order of any covered service or item. Violations of the federal anti-kickback statute are punishable by a fine of up to $50,000 or imprisonment for each violation, as well as damages up to three times the total amount of remuneration. The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. In addition, over the past several years, the U.S. government has accused an increasing number of health care providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Under the “qui tam,” or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years.

     We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims on behalf of our affiliated practices. We believe that our affiliated practices are in compliance with all state insurance laws and regulations regarding the submission of claims. We cannot assure you, however, that none of our practices’ insurance claims will ever be challenged. If we were found to be in violation of a state’s insurance laws or regulations, we could be forced to discontinue the violative practice, which could have an adverse effect on our business and operating results, and we could be subject to fines and criminal penalties.

     Based on our familiarity with the operations of our affiliated practices, we believe that our activities do not violate the dental practice laws or regulations of the states in which we operate, as those laws have been interpreted by the applicable legal authorities in the past, or other state or federal laws or regulations generally applicable to healthcare providers and operations, as such laws and regulations relate to our activities. We regularly monitor developments in these laws and regulations, and note that, in two states, courts have ruled that OrthAlliance’s service agreements with certain affiliated practices violated the dental practice laws of those states. We are appealing each of these decisions. Future changes in the interpretation of these laws and regulations, the enactment of more stringent laws and regulations or other changes in the business and regulatory environment could require us to change the structure and terms of our existing contractual relationships with our affiliated practices, how the services of our affiliated practices are marketed and advertised, or other aspects of our operations. In addition, the laws and regulations of some states and countries could restrict expansion of our operations in those jurisdictions. While we plan to structure all of our future agreements, operations and marketing in accordance with applicable laws and regulations, our arrangements could be successfully challenged and any required changes could have a material adverse effect on our operations, prospects or profitability.

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

COMPETITION

     We believe that our experienced management team and our broad, integrated suite of business services and systems provides us with a competitive advantage. A few smaller or regional companies also provide business or support services to orthodontic practices. Several companies provide business services to general dental practices, including some practices that include orthodontic and pediatric dental components. We also compete with providers of individual business services for orthodontic, dental and other healthcare practices, such as information technology and software vendors and providers of personnel and payroll services, billing and collections services, patient financing services, clinic fixed asset financing, purchasing systems and other business services. Other companies could enter our industry and compete with us.

     Our affiliated practices compete with orthodontists and pediatric dentists who operate in single and multiple offices. Our affiliated practices also compete with general dentists who provide certain orthodontic services and dental treatment to children. The provision of orthodontic services by general dentists has increased in recent years.

EMPLOYEES

     At December 31, 2003, we employed 3,092 persons in the United States, including 2,589 full-time employees and approximately 140 employees in our corporate offices. In addition, we employed 204 persons, including 152 full-time employees, in locations outside the United States. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. We do not employ our affiliated practitioners or other licensed professionals.

INSURANCE

     We maintain general liability and property insurance. The cost of insurance coverage varies, and the availability of some coverage has fluctuated in recent years. While we believe, based upon our claims experience, that our current insurance coverage is adequate for our current operations, our coverage may not be sufficient for all future claims and may not continue to be available in adequate amounts or at reasonable rates. Our affiliated practices purchase and maintain their own malpractice liability insurance coverage. Many of our affiliated practices are contractually required to use reasonable efforts to have us named as an additional insured party on their respective insurance policies.

SERVICE AND TRADEMARKS

     We registered the service mark “Orthodontic Centers of America”, in both typed form and with design, on the Supplemental Register of the U.S. Patent and Trademark Office in 1998. We also have applications pending before the U.S. Patent and Trademark Office to register the mark “Orthodontic Centers of America”, the mark “OCA” and the mark “OCA Outsource”, each in both typed form and with design, on the Principal Register of the U.S. Patent and Trademark Office.

     We also own a number of other trademarks and service marks that are registered, or for which applications for registration are pending, with the U.S. Patent and Trademark Office, including: “Dial 4-Braces”, “FAAB”, “Finishing Touch”, “First Impressions”, “Kids-Smile Pediatric Dental Centers”, “Orthodontic Centers of America Share A Smile!”, “Professional Smile Salon”, “Single-Source Business Services”, “Thank You For Making Me Smile”, “1-800-4BRACES” and “4braces.com”.

     Registrations of trademarks and service marks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that we continue to use these trademarks or service marks and file appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

EXECUTIVE OFFICERS

     For information about our executive officers, please see “Item 10. Directors and Executive Officers of the Registrant.”

AVAILABLE INFORMATION

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.4braces.com. These reports are accessible under the “Investors” caption of the Company’s website and are available as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained in or connected to that website are not incorporated into this Report.

RECENT DEVELOPMENT

     On March 3, 2004, our Board of Directors adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right per outstanding share of common stock, payable to all stockholders of record as of March 3, 2004. The rights were distributed as a non-taxable dividend and will expire on March 2, 2014. The rights will automatically trade with our underlying common stock and no separate preferred stock certificates will be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 20% or more of our common stock. If a person or group acquires or commences a tender offer for 20% or more of our common stock, each holder of these rights, except the acquirer, will be entitled to exercise a right for one one-thousandth of a share of our newly-created Series A Junior Participating Preferred Stock at an exercise price of $40.00 or a number of shares of our common stock equal to twice the exercise price of the rights divided by the market value of our common stock at the time of such acquisition. In addition, in the event of certain business combinations, the rights permit their holders to purchase the number of shares of the acquirer’s common stock equal to twice the exercise price of the rights divided by the market value of the acquirer’s common stock at the time of such acquisition. Our Board of Directors may terminate the rights plan at any time or redeem the rights for $0.00001 per right at any time before a person acquires 20% or more of our common stock.

ITEM 2. PROPERTIES

     We generally lease an average of between 2,000 and 2,500 square feet of office space for each of our affiliated centers. The typical lease for center space is for a term of approximately five years, and generally provides for renewal options for additional years. The average rental payment is approximately $3,500 per month. As demand for orthodontic services has increased in a particular market, we generally have leased and developed new affiliated orthodontic centers in that market rather than expanding existing orthodontic centers. This allows us to take advantage of new areas of high development and growth, provide more convenience for patients and facilitate practice growth.

     We maintain a corporate office in approximately 29,000 square feet of office space in Metairie, Louisiana under a lease which expires in April 2009. We also maintain a corporate office in Japan, in approximately 2,800 square feet of office space under a lease expiring in November 2005.

ITEM 3. LEGAL PROCEEDINGS

OrthAlliance Related Litigation

     Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger because of, among other things, disappointment with the market price of OrthAlliance’s common stock, unwillingness to affiliate with a competitor of OrthAlliance or perceived differences in the companies’ cultures and operating strategies. Accordingly, we factored the likelihood of a number of dissident practices into our analysis of the economic merits of the merger, and into the structure of the merger agreement and merger consideration. As of December 31, 2003, 53 OrthAlliance affiliated practices have filed actions against OrthAlliance that are currently pending in courts in a number of states, including 13 practices that filed lawsuits in 2003. One additional OrthAlliance affiliated practice filed suit in the first quarter of 2004. The names of the practitioners who are parties to these actions, and information about when and where these cases were filed, are contained in Exhibit 99.1 to this Report, which is incorporated herein by reference.

     In these lawsuits pending against OrthAlliance, the plaintiffs have generally alleged that OrthAlliance breached their respective service, management service or consulting agreements with OrthAlliance, and that these agreements and the employment agreements between the practitioners and their professional corporations violate state laws prohibiting fee splitting and the corporate practice of dentistry. Certain of the plaintiffs have also alleged that OrthAlliance fraudulently induced the plaintiffs to enter into the service, management service or consulting agreements, that OrthAlliance breached a fiduciary duty allegedly owed to the plaintiffs and that OrthAlliance has been unjustly enriched under these agreements. The plaintiffs seek, among other things, actual or compensatory damages, an accounting of fees paid to OrthAlliance under their service, management service and consulting agreements and a recovery of amounts improperly paid, a declaratory judgment that their service, management service or consulting agreements and their employment agreements (including the covenants not to compete) are illegal or against public policy and therefore void and unenforceable, a declaratory judgment that the service, management service and consulting agreements are not assignable by OrthAlliance, rescission of those agreements, an award of attorneys fees and, in some cases, punitive damages. In one of the lawsuits, the plaintiffs also seek to revoke amendments to their respective employment agreements and service, management service or consulting agreements, which they executed in connection with the OrthAlliance merger, and to form a class of other OrthAlliance affiliated practices that entered into similar amendments in connection with the merger. The plaintiffs in this lawsuit also allege that they were wrongfully induced into signing the amendments based on misrepresentations about our business model, common stock and the benefits of being affiliated with us, and that the amendments were revocable until after the effective date of a registration statement relating to various incentive programs that we offered to OrthAlliance affiliated practices.

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

     On March 26, 2003, the U.S. District Court for the Northern District of Texas, in ruling on the plaintiffs’ motion for summary judgment in a case captioned Penny v. OrthAlliance, Inc., held that, when construed together, the purchase agreements and service agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices violated Texas statutes prohibiting the unauthorized practice of dentistry and were therefore invalid. In the court’s view, the interrelationship among these agreements allowed OrthAlliance to own, maintain or operate an office or place of business in which it employs or engages the plaintiffs to practice dentistry, in violation of Texas law. In reaching its conclusion, the court noted that OrthAlliance leases or owns and maintains the office space and tangible assets used in the plaintiffs’ practices and provides comprehensive practice management services, and that the service agreements require that the practices enter into employment agreements with the individual plaintiffs. This ruling is limited to these plaintiffs and Texas law, and does not apply to the enforceability of service agreements or employment agreements with any other practices. OrthAlliance appealed the ruling in this case on January 21, 2004 and believes that it has meritorious grounds to overturn this ruling on appeal. We believe that the court erroneously disregarded a Texas statute and regulation that expressly contemplate agreements such as OrthAlliance’s service agreements. The court also disregarded language in the service agreements that limits OrthAlliance’s services to those that do not violate state laws governing the practice of dentistry, including sections of the agreement that provide for waiver, severance or amendment of any provisions that may violate those laws. We also believe that the court misconstrued OrthAlliance’s arrangements with the plaintiffs.

     On March 1, 2004, the U.S. District Court for the Western District of Washington, in ruling on the plaintiffs’ motion for summary judgment in a case captioned Engst v. OrthAlliance, Inc., held that the overall relationship between OrthAlliance and the orthodontic practices violated a Washington statute governing the corporate practice of dentistry and that OrthAlliance’s management service agreements with the practices, and the employment agreements between the orthodontists and their professional corporations were illegal. The court dismissed the orthodontists’ other claims and OrthAlliance’s counterclaims. The court relied on a series of Washington state court decisions to look beyond the express terms of the contracts, which the court viewed to be legal on their face, to the court’s view of the underlying effect and purpose of the contracts. OrthAlliance filed notice of appeal of the ruling in this case on March 4, 2004 and believes that it has meritorious grounds to overturn this ruling on appeal. We believe that the court disregarded language in the management service agreements that limits OrthAlliance’s services to those that do not violate state laws governing the practice of dentistry, including sections of the agreement that provide for waiver, severance or amendment of any provisions that may violate those laws. We also believe that the court misconstrued OrthAlliance’s arrangements with the plaintiffs. This ruling is limited to these plaintiffs and Washington law, and does not apply to the enforceability of service agreements or employment agreements with any other practices.

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

Securities Class Action

     On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against OCA and Bartholomew F. Palmisano, Sr., our Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., our Chief Operating Officer, and Thomas J. Sandeman, our Chief Financial Officer. On April 22, 2003 and June 12, 2003, similar actions were filed in the United States District Court for the Eastern District of Louisiana against OCA and the other defendants by James A. Janette and Betty Suhadolnik, respectively. On August 28, 2003, the lawsuits were consolidated and a lead plaintiff was appointed. The consolidated action purports to be filed as a class action on behalf of the plaintiff and other purchasers of shares of our common stock from November 14, 2002 to March 18, 2003. A consolidated amended complaint was filed on November 3, 2003. In the consolidated amended complaint, the plaintiffs allege that OCA and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading, about practices affiliated with OrthAlliance, and by allegedly recognizing revenue, failing to timely expense uncollectible receivables and failing to write-down certain long-lived assets in violation of generally accepted accounting principles, in order to inflate the market price of our common stock. The plaintiffs seek unspecified compensatory damages, interest and attorneys’ fees. On December 18, 2003, we filed a motion to dismiss the action, on which the court has not yet ruled. We cannot predict whether we will prevail in the action or estimate the amount of damages that we might incur. We are also unable to estimate any reimbursement that we may receive from insurance policies in the event that we incur any damages or costs in connection with this action. We deny these allegations and believe that this action lacks merit. We intend to defend this action vigorously.

General

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

	High	Low
2003:
First quarter	$12.68	$4.99
Second quarter	8.69	4.11
Third quarter	9.15	6.68
Fourth quarter	9.40	6.60
2002:
First quarter	$31.33	$23.60
Second quarter	29.65	22.00
Third quarter	22.95	10.05
Fourth quarter	13.05	7.80

     At March 10, 2004, the number of holders of record of our common stock was approximately 303.

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

     In 1996, we established a stock purchase program that allowed participating affiliated orthodontists to acquire shares of our common stock from us. Under this program, a participating orthodontist contractually committed to purchase a certain amount of our common stock over a period of years. Shares under the program are purchased over a period of 12 years, with payments and issuance beginning two years after the participating orthodontist committed to purchase the shares. There are restrictions on transfer of shares purchased under this program, which lapse over a period of 12 years following the commitment to purchase. During 2003, 41,698 shares of our common stock were issued under the program, and participating orthodontists had committed to purchase a total of 1,312,760 additional shares of our common stock under the program at December 31, 2003. These transactions were conducted without registration under the Securities Act of 1933 on a non-public basis with a limited number of individuals who had an existing relationship with us, in reliance on an exemption from such registration in Section 4(2) of the Securities Act of 1933. We are no longer accepting any additional participants in this program.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2003 (1)	2002 (1)	2001 (1)	2000	1999
	(in thousands, except per share and operating data)
Fee revenue	$375,380	$439,606	$350,954	$268,836	$226,290
Direct expenses	204,856	241,885	187,792	145,299	113,858
Operating income (2)	81,192	99,487	103,965	80,002	76,924
Income before cumulative effect of changes in accounting principles	49,065	58,196	61,134	47,722	46,514
Cumulative effect of changes in accounting principles, net of income tax benefit (3)	—	—	—	(50,576)	(678)
Net income (loss)	$49,065	$58,196	$61,134	$(2,854)	$45,836
Diluted net income per share before cumulative effect of changes in accounting principles	$0.97	$1.13	$1.21	$0.96	$0.96
Cumulative effect of changes in accounting principles, net of income tax benefit, per share (3)	—	—	—	(1.02)	(0.02)

Diluted net income (loss) per share	$0.97	$1.13	$1.21	$(0.06)	$0.94

Year-End Data:
Financial data:
Working capital (4)	$145,057	$89,520	$29,543	$39,573	$102,276
Total assets (5)	660,303	607,245	576,310	367,947	362,816
Total debt, net of current portion (6)	91,774	102,511	130,564	58,575	52,773
Total equity	$492,687	$442,860	$389,452	$287,196	$278,527
Diluted weighted average shares outstanding	50,474	51,463	50,438	49,845	48,643
Operating data:
Number of affiliated practices (7)	362	371	372	245	230
Comparable practice fee revenue growth (8)	5.5%	13.9%	18.1%	15.9%	19.7%

(1)	Our financial and operating results subsequent to November 9, 2001 include operating results of OrthAlliance because we acquired OrthAlliance on such date. During 2003 and 2002, we discontinued recording fee revenue for practices that ceased paying service fees and providing the financial information we use to compute fee revenue during these periods. Also, we have not recorded fee revenue during 2003, 2002 and 2001 for OrthAlliance affiliated practices that were engaged in litigation with OrthAlliance and had ceased paying service fees to OrthAlliance as of November 9, 2001. However, certain of these practices subsequently began paying service fees, and their operating results were included beginning with the date they began paying service fees. Because of changes in the number of OrthAlliance affiliated practices for which we were recording fee revenue during 2003, 2002 and 2001, our results are significantly affected between years compared. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more thorough discussion of these OrthAlliance affiliated practices.

(2)	During 2003, we recorded asset impairments of $5.9 million ($3.8 million, net of income tax benefit). During 2002, we recorded asset impairments of $2.8 million ($1.7 million, net of income tax benefit) and a non-recurring recruiting expense of $12.0 million ($8.0 million, net of income tax benefit) for amounts paid to a former employee for past recruiting service.

(3)	The cumulative effect of a change in accounting principle for 1999 was due to our adoption of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” effective January 1, 1999. The cumulative effect of change in accounting principle for 2000 was due to our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), effective January 1, 2000. Assuming that our change in revenue recognition effective January 1, 2002 was effective at January 1, 1999, pro forma net income calculated for change in accounting principle was $32.3 million and pro forma net income per diluted share was $0.66 for 1999.

(4)	Working capital is calculated as total current assets less total current liabilities.

(5)	Amount reported as of December 31, 1999 as patient prepayments (previously reported as a liability) has been reclassified as a reduction of service fees receivable.

(6)	Includes notes payable to affiliated practices, excluding current portion.

(7)	These amounts are presented as of the end of the period. The number of affiliated practices reported as of December 31, 2003, 2002 and 2001 did not include certain practices for which we never recorded fee revenue because they had ceased paying service fees to, and were engaged in litigation with, OrthAlliance on November 9, 2001. We do not include in the number of affiliated practices at the end of each period practices that have bought out of their service, consulting or management service agreement, practices that were acquired by another affiliated practice because the obligations under its service, consulting or management service agreement were assumed by the acquiring affiliated practice, or practices that were engaged in litigation with us and for which we did not record fee revenue during the period.

(8)	These amounts represent the growth in fee revenue in the indicated period relative to the comparable prior-year period for practices that were affiliated with us and for which we were recording fee revenue throughout each of the two periods being compared. There were 303 of these comparable affiliated practices in 2003, 236 in 2002, 230 in 2001, 213 in 2000 and 181 in 1999. The growth in fee revenue of affiliated practices in 2000 that were affiliated in 2000 and 1999 were calculated based on pro-forma fee revenue for those practices in 1999, calculated as if our change in accounting principle related to SAB 101 had been in effect throughout 2000 and 1999.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 1. Business”, “Item 6. Selected Operating and Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Report. This discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire Report. These have an impact on our financial condition and results of operations.

     This discussion and other sections of this Report contain forward-looking statements about our financial condition, results of operations, business and prospects. All statements other than statements of historical fact are statements that could be deemed as forward-looking statements. These statements appear in several sections of this Report and generally include any of the words “believe,” “expect,” “foresee,” “anticipate,” “intend,” “estimate,” “hope,” “may,” “would,” “could,” “should,” “will,” “plan” or similar expressions.

     These forward-looking statements include, without limitation, statements regarding OCA Outsource and providing business services to general dental practices and other dental and medical practices and related fees, our future growth, development of de novo centers and utilization of existing affiliated centers, anticipated returns from investing in renovation or expansion of facilities of affiliated practices, demand for services of pediatric dentists, development and affiliation of new orthodontic and pediatric dental centers, affiliation with additional orthodontic and pediatric dental practices, amendments to service agreements, international expansion, implementation of business systems for OrthAlliance affiliated practices, compliance with service agreements by OrthAlliance affiliated practices, critical accounting policies and estimates, legal proceedings, outcomes of litigation with OrthAlliance affiliated practices and other parties, fee revenue, service fees receivable, cash flow, deferred tax assets, advancement of funds to affiliated practitioners, property, equipment and improvement and intangible assets, liquidity and capital resources, impact of recent accounting pronouncements, funding of our expansion, funding cash needs, operations and capital expenditures, operating results, growth strategy, impairment of goodwill and other identifiable intangible assets, payment or nonpayment of dividends, exercise of rights, purchase of shares and changes to our stockholder rights plan, retaining earnings for growth and development, repurchase of shares of our common stock, payments to OrthAlliance affiliated practices under incentive programs, reduction in service fees charges to affiliated practices under performance programs, debt repayments, phase-out of the allocation of corporate overhead to OCA affiliated practices, retaining and attracting key employees, risk management, occurrence of natural disasters, insurance coverage and availability, compliance with laws and effects of changes in the healthcare industry.

     Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, many of which are unpredictable and not within our control. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements because of a variety of risks and uncertainties, including general economic and business conditions, our expectations and estimates concerning future financial performance, financing plans and the impact of competition, anticipated trends in our business, existing and future regulations affecting our business, and other risk factors described in “—Risk Factors” below, in our other filings with the Securities and Exchange Commission and in our public announcements. We do not intend to update these forward-looking statements after the date of this Form 10-K, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date. For all of these statements, we claim the protection of the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

OVERVIEW

     Founded in 1985, OCA is the leading provider of business services to orthodontic and pediatric dental practices. At December 31, 2003, OCA was affiliated with 362 practices located throughout the United States and parts of Japan, Spain, Puerto Rico and Mexico. The total number of affiliated practices excludes 62 orthodontic and pediatric dental practices that were engaged in litigation with us and for which we had generally ceased to record fee revenue as of December 31, 2003. The total number of affiliated practices above includes 38 other practices that were not engaged in litigation with us but for which we had generally ceased to record fee revenue at December 31, 2003. We were also engaged in litigation with one practice for which we were still recording fee revenue because this practice was still paying service fees to us at December 31, 2003. We provide affiliated practices with a full range of business, operational and marketing services as well as complementary Internet-based proprietary information systems and capital for growth. We provide our products and services to affiliated practices under a service, consulting or management service agreement (“Service Agreement”), with terms that usually range from 20 to 25 years.

     Our fee revenue consists of amounts earned under our Service Agreements and recognized under our revenue recognition policy. We generally earn monthly service fees under the Service Agreements based upon a percentage of the practice’s operating profit or practice revenue and reimbursement of practice-related expenses. Excluding reimbursement of practice-related expenses, our service fees generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue. Affiliated practices reimbursed us for practice-related expenses that we incur on their behalf, including costs to treat patients of the affiliated practices. These practice-related expenses are recorded in our consolidated statements of income when incurred. Our affiliated practices generally incur approximately 30%-35% of their total costs to treat a patient in the first month of the patient’s treatment.

     Our affiliated practices have not generally accepted payment by Medicare for services provided. Approximately 0.9% of the patient revenue of our affiliated practices was paid by Medicaid in 2003, compared to 1.0% in 2002. During 2003, approximately 19.6% of the patients treated by our affiliated practices had some form of insurance coverage, a slight increase from 18.5% during 2002. Approximately 10.2% of the patient revenue of our affiliated practices was paid by a third-party payor in 2003, as compared to 14.1% during 2002. The patient is generally responsible for any portion of the fee that is not covered by insurance.

     In recent years, we have taken steps to increase our revenue stream by focusing on the growth of our affiliated practices and diversifying our customer base. Beginning in 2000, we began to focus on internal growth by assisting our existing affiliated practices to grow, by adding additional associate practitioners, developing de novo centers and refurbishing existing facilities. We are no longer targeting new, capital intensive affiliations with established practices. We have found that investing in the growth of our existing affiliated practices typically yields more consistent growth and higher satisfaction for affiliated practitioners. We also began an international expansion that has led to affiliations with 36 orthodontic practices in four countries outside the United States. In November 2001, in connection with the OrthAlliance merger, we also began providing business services to pediatric dental practices. During the first quarter of 2004, we began offering some of our business services to general dental practices through our new division, OCA Outsource, and plan to offer our services to other healthcare practices in the future. We believe that by diversifying our customer base and continuing to expand our existing affiliated practices, we will increase fee revenue and cash flow.

     Our financial success is dependent on the financial success of our affiliated practices. The primary source of our fee revenue is service fees earned under our Service Agreements with affiliated practices. We generally collect our service fees from affiliated practices as the practices collect patient fees from patients and third-party payors. As part of the services we provide, we are generally actively involved in the operational aspects of our affiliated practices. We monitor the financial performance of our practices by routinely reviewing, among other things, patient billings, collections and the amount of billed patient fees receivable of our practices. We believe that our involvement reduces the risk that our service fees will not be collected. In addition, through our management information systems, we are able to timely review critical practice financial data, including patient case starts and patient collections. This allows us to benchmark practices within a geographic area or to our entire affiliated practice base. We strive for practices to achieve approximately a 50% operating margin. We assist our affiliated practices in reaching this goal by providing practices with marketing programs, cost analysis and recommendations for changes, if needed. In addition, our affiliated practices operate in highly-regulated professions, which requires us to actively monitor developments in applicable state and federal laws.

     We believe that the dollar amount of new patient contracts of our affiliated practices is the greatest predictor of our future fee revenue, because our fee revenue is based in part on a percentage of practice operating profits or revenue. During 2003, our affiliated practices generated new patient contract balances of $680.8 million, which we expect to provide us with a future stream of fee revenue and cash flow.

     Our results for 2003, 2002 and 2001 were significantly affected by changes in the number of OrthAlliance affiliated practices for which we recorded fee revenue during those periods. We included fee revenue for OrthAlliance affiliated practices for less than two months in 2001, following the merger on November 9, 2001. We have not recorded fee revenue for OrthAlliance affiliated practices that were engaged in litigation with OrthAlliance and had ceased paying service fees at the time of the merger. However, if the practices subsequently continued paying service fees, their operating results were included beginning on the date they continued paying service fees. At various times during 2003 and 2002, we stopped recording fee revenue for a number of other OrthAlliance affiliated practices that ceased paying service fees and providing the financial information we use to compute fee revenue. Also, during 2003 and 2002, we stopped recording fee revenue for several OrthAlliance affiliated practices when they bought out of their Service Agreements with OrthAlliance. The practices for which we ceased recording fee revenue during 2003 and 2002 were primarily OrthAlliance affiliated practices that did not enter into amendments to their Service Agreements with OrthAlliance in connection with the merger and subsequent integration of OrthAlliance.

     The following table provides components of certain information in our consolidated statements of income for 2003 and 2002. As reflected in the following table, fee revenue decreased 14.6% during 2003 compared to 2002, primarily due to a 74.7% decrease during 2003 in fee revenue from affiliated practices for which we had ceased recording fee revenue at the end of 2003. We ceased recording fee revenue for these practices because they bought out of their Service Agreements or ceased paying service fees and providing financial information to us. The vast majority are OrthAlliance affiliated practices. The decrease in fee revenue during 2003 related to these non-performing practices impacted our operating income for 2003, which decreased 18.4% during 2003 compared to 2002.

		Non-Performing	Other
	Base Practices (1)	Practices (2)	Charges	Total
	(in thousands)
2003:
Fee revenue	$351,378	$24,002	$—	$375,380
Direct expenses (3)	189,301	15,555	—	204,856
General and administrative expense (3)	47,716	10,716	—	58,432
Depreciation and amortization (3)	24,106	910	—	25,016
Asset impairments	—	5,884	—	5,884

Operating income (3)	$90,255	$(9,063)	$—	$81,192

2002:
Fee revenue	$344,781	$94,825	$—	$439,606
Direct expenses (3)	193,053	48,832	—	241,885
General and administrative expense (3)	44,582	15,155	—	59,737
Depreciation and amortization (3)	20,265	2,659	—	22,924
Asset impairments	—	2,801	—	2,801
Non-recurring recruiting expense (4)	—	—	12,772	12,772

Operating income (3)	$86,881	$25,378	$(12,772)	$99,487

(1)	Represents operating results attributable to affiliated practices for which we were recording fee revenue as of December 31, 2003 (“Base Practices”).

(2)	Represents operating results attributable to affiliated practices in 2003 and 2002 for which we recorded fee revenue during the respective period but for which we had ceased to record fee revenue at the end of the respective period (“Non-Performing Practices”).

(3)	For purposes of this table only, in determining the expenses and operating income for the Base Practices and the Non-Performing Practices presented in this table, we allocated all of our corporate overhead costs during the period between the Base Practices and the Non-Performing Practices.

(4)	The Company paid a former employee approximately $8.0 million in cash and forgave approximately $4.8 million of indebtedness owed by the former employee to the Company, for the former employee’s past recruiting services. See Note 13 to our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     OCA’s management is required to make estimates and assumptions in the preparation of the financial statements in accordance with accounting principles generally accepted in the United States. We believe that the following critical accounting policies are important in portraying our financial condition and results of operations. These policies require management’s difficult, subjective or complex judgments due to the sensitivity of the methods, assumptions and estimates used in preparing our consolidated financial statements. Actual results may differ from these estimates under different assumptions and estimates.

Impairment of Identifiable Intangible Assets

     When we have affiliated with an established practice, we entered into a long-term Service Agreement with the practice and/or the affiliated practitioner under which we earn service fees by providing business services to the practice. We allocated a portion of the related costs of acquiring that agreement to an intangible asset. At December 31, 2003, we had $217.1 million of identifiable intangible assets, net of accumulated amortization, on our consolidated balance sheets. Management assesses the carrying amount of the identifiable intangible assets quarterly based on projected future cash flows under the Service Agreements based on several factors, including current operational levels of the practice, expected growth in the practice based on management’s experience, the status of the affiliation of the practice and the recoverability of the asset from practices currently engaged in litigation with us. If the total projected undiscounted cash flows of the practice exceed the carrying amount of these assets, no impairment exists. If the cash flows are less than the carrying amount, management adjusts the carrying value of the asset to fair value based on the discounted cash flows method. Management’s estimates may change based on future events.

Revenue Recognition

     Based on our revenue recognition policy, fee revenue is recognized based upon a straight-line allocation of our affiliated practices’ patient contract balances over the terms of the patient contracts, less amounts retained or estimated to be retained by the affiliated practices during the term of treatment, plus reimbursement of certain practice-related expenses. Management estimates the amounts to be retained by our affiliated practices based on amounts historically retained by the practice and certain other operational aspects of the practice. In addition, in some instances, management is required to estimate service fees receivable from certain of our affiliated practices based upon information provided by those affiliated practices. Most of these service fees are collected currently as the patients pay the practice. However, most of the patients of our affiliated practices have a payment plan which requires a final payment before completion of treatment of an amount equal to four times the normal monthly installment. Management’s estimates may change based on future conditions and circumstances. We discuss our revenue recognition policy in greater detail in the following subsection.

Allowance for Uncollectible Amounts

     We provide an allowance for uncollectible amounts based on our estimate of service fees receivable that may not be paid by our affiliated practices. The allowance for uncollectible amounts of service fees receivable is generally calculated based upon an aging of affiliated practices’ patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts for which patients have not yet been billed but which have been earned by the practices on a straight-line basis. These amounts are derived from our experience in collecting patient fees receivable on behalf of affiliated practices. We also provide allowances for uncollectible amounts of advances to affiliated practices and notes receivable from affiliated practices based on management’s assessment of our affiliated practices’ inability to repay their obligations. If the financial circumstances of our affiliated practices deteriorate, or if practices ceased paying service fees or engage in litigation with us, additional allowances may be required.

Recoverability of Assets Related to Certain Practices

     At December 31, 2003, we were engaged in litigation with 61 practices for which we had generally ceased recording fee revenue. We were also affiliated with 38 other practices for which we had generally ceased recording fee revenue at December 31, 2003. At December 31, 2003, we had approximately $18.7 million of identifiable intangible assets and property, equipment and improvements, net of accumulated amortization and depreciation, and $8.0 million of service fees receivable, advances to affiliated practices and notes receivable from affiliated practices, net of allowances recorded, related to practices that are engaged in litigation and other practices for which we generally ceased recording fee revenue. The assessment of the recoverability of these assets is complex and requires significant judgment by management due to certain factors, primarily the uncertainty of litigation, evaluation of the outcome of pending litigation, the lack of financial information provided to us from these practices, the uncertainty of these practices fulfilling their contractual obligations to us and estimated amounts expected to be received from these practices under terms of their Service Agreements. Management estimates the amounts to be received from these practices using historical data, experience in resolving these situations and the practitioner’s willingness to resolve the matter. Management has favorably resolved some of the lawsuits filed by OrthAlliance where these practices have paid us cash in excess of the net book value of the assets attributable to these practices. We have established allowances on service fees receivable, advances and notes receivable from these practices in accordance with our policy discussed above and believe the net amounts recorded are realizable as of December 31, 2003. In addition, we believe that we may receive cash in excess of the net book value of the assets attributable to these practices; however, adverse results from litigation could significantly affect the recoverability of these assets and may require us to write off these assets in the future.

Valuation of Goodwill

     Goodwill is carried at cost and is not amortized. At December 31, 2003, our balance sheet reflected approximately $87.6 million of goodwill related to the OrthAlliance merger. Management assesses the carrying amount of goodwill under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142. Management is required to determine the fair value of OCA’s reporting units by estimating the amount for which the units can be bought or sold. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the assets, including identifiable intangible assets, and liabilities are estimated at fair value. The excess of the estimated fair value of liabilities over the estimated fair value of assets establishes the implied value of goodwill. The excess of the carrying amount of goodwill over the implied value is an impairment charge. SFAS No. 142 states that the best evidence of fair value is the quoted market price of OCA’s common stock and should be used if available. At December 31, 2003, OCA’s net book value exceeded its market capitalization by approximately $89.5 million. Although market capitalization is an indicator of impairment, management used additional valuation techniques allowed under SFAS No. 142 to test for impairment and determined that goodwill was not impaired as of December 31, 2003. We believe that the decline in the market value of our common stock is not permanent. However, if our market capitalization continues to be less than our net book value, we may be required to adjust all or a portion of the carrying value of goodwill in the future.

REVENUE RECOGNITION

     We earn our revenue by providing business services to affiliated practices, for which we are paid service fees. Under most of our Service Agreements, service fees are generally based upon a percentage of the affiliated practice’s operating profit or revenue, plus reimbursement of practice-related expenses. Our service fees generally represent the portion of related patient contract amounts that is not retained by affiliated practices.

     Our fee revenues consists of amounts earned under our Service Agreements and recognized under our revenue recognition policy. We recognize fee revenue based on a straight-line allocation of our service fees over the term of the related patient contracts of affiliated practices. This straight-line calculation differs from the contractual arrangements under most of OCA’s Service Agreements, which generally allocate a higher percentage of the patient contract balance during the first month of treatment — in which we incur a disproportionate amount of expenses as the patient initiates treatment and braces are applied. Because we record practice-related expenses when incurred and we recognize fee revenue based on a straight-line allocation of patient contract balances, we may recognize a portion of fee revenue after related expenses have been recorded and corresponding service fees have become contractually due under our Service Agreements.

     We generally recognize fee revenue as follows:

•	For each patient contract, the total contract amount is allocated on a straight-line basis over the term of the patient contract (which generally averages about 25 months). The term of treatment is determined by the practitioner based on the severity of the case.

•	This straight-line allocation is then reduced by amounts retained by affiliated practices, which consist of (a) amounts retained by affiliated practices under the contractual terms of their Service Agreements and (b) a percentage of billed and unbilled receivables that we estimate will be retained by affiliated practices in future periods.

     We also recognize fee revenue related to reimbursement of certain practice-related expenses that we incurred on behalf of affiliated practices and recorded as expenses in our consolidated statements of income. To the extent our practices have not reimbursed us for these practice-related expenses, we recognize these amounts only to the extent that the affiliated practices generate sufficient patient fees receivable to secure reimbursement of the expenses. This impacts the timing of when we recognize fee revenue related to these expenses.

     Until amounts related to these practice-related expenses are recognized as fee revenue under our revenue recognition policy, we do not record the reimbursement due for these expenses as service fees receivable on our balance sheet, even though our affiliated practices have contractual obligations to reimburse us for these expenses under their Service Agreements. Practice-related expenses that had been recorded as expenses in our consolidated statements of income, but had not yet been recognized as fee revenue or recorded as service fees receivable, totaled approximately $18.0 million and $19.2 million at December 31, 2003 and 2002, respectively. The $18.0 million of unreimbursed practice-related expenses at December 31, 2003 represents fee revenue that we may recognize in the future under our revenue recognition policy.

SERVICE FEES RECEIVABLE

     Service fees receivable represents fee revenue owed to us by our affiliated practices, as calculated under our revenue recognition policy. This may differ from amounts contractually due to us under our Service Agreements, because our revenue recognition policy differs in certain respects from the service fee provisions of our Service Agreements. We generally collect our service fees as affiliated practices collect related patient fees from patients and third-party payors.

     Service fees receivable consist primarily of a current and long-term portion. The following table reflects the components of service fees receivable, which are described below:

	December 31,
	2003	2002	Increase
	(in millions)
Current portion of service fees receivable related to:
Billed patient receivables	$51.1	$38.2	$12.9
Final payment accrued and third-party payor receivables	56.3	30.3	26.0

Subtotal	107.4	68.5	38.9
Less allowance for uncollectible amounts	(8.4)	(5.1)	(3.3)

Current portion of service fees receivable, net	99.0	63.4	35.6
Financed practice-related expense portion of service fees receivable	52.8	43.1	9.7

Total service fees receivable, net	$151.8	$106.5	$45.3

Current Portion of Service Fees Receivable

     The current portion of our service fees receivable consists of two components, one related to fees billed directly to patients and the other related to fees that have not been billed or that have been billed to insurance companies or other third-party payors. We generally collect our service fees as affiliated practices collect related patient fees from patients and third-party payors.

     Most of our affiliated practices use our recommended payment plan for their patients, which provides for (a) no down payment, (b) an initial record fee, (c) equal monthly payments (ranging from $109 to $139 per month, with most at $129 per month) over the term of treatment and (d) a final payment (“Final Payment”) in the last month of treatment (which is typically four times the monthly payment). This results in a disproportionate amount of patient fees being billed and collected at the end of treatment. As the term of patient contracts ranges from 20-36 months (with an average of about 25 months), we will collect our service fees as practices collect funds from patients over the course of treatment. Most of the patients of our affiliated practices were using our recommended payment plan as of December 31, 2003.

     Billed Patient Receivables. This portion of service fees receivable relates to affiliated practices’ patient fees that have been billed directly to patients but are not yet collected (“billed patient receivables”). We generally collect our service fees from affiliated practices as they collect patient fees over the course of treatment.

     The increase in billed patient receivables was primarily due to (a) an increase in the average amount of the monthly payment charged to patients by affiliated practices using our recommended payment plan during 2003, (b) a decrease in the average term of patient contracts of affiliated practices during 2003, (c) an increase during 2003 in the number of OrthAlliance affiliated practices using our recommended payment plan with no down payment, and (d) an increase in the average number of days between billing and collection of patient fees by affiliated practices during 2003.

     Final Payment Accrued and Third-Party Payor Receivables. This portion of service fees receivable generally relates to (a) patient fees, including Final Payments, with respect to which we have recognized fee revenue but which have not been billed to patients or third-party payors, and (b) patient fees that have been billed to insurance companies and other third-party payors.

     As discussed above, most of our affiliated practices use our recommended payment plan, which provides for a relatively large Final Payment in the final month of a patient’s treatment. Under our revenue recognition policy, a portion of the unbilled Final Payment is recognized on a straight-line basis each month over the term of the patient’s treatment.

     For example, a typical patient contract might call for 25 months of treatment with a monthly billing of $129 for 25 months and a Final Payment before completion of $516. Accordingly, the total patient contract amount would be $3,741. For revenue recognition purposes, we straight-line this contract amount over the course of treatment and recognize a portion of it (less amounts retained or to be retained by the affiliated practice) as fee revenue. In this example, the straight-line amount would be $150 per month (the contract amount divided by 25 months), which includes a portion of the $516 Final Payment. Of this amount, only $129 will be billed to the patient each month. The remainder of $21 per month will not be billed to the patient or collected until the 25th month. Each month, that $21 per month accumulates until the patient is finally billed the Final Payment in the 25th month. Therefore, the portion of service fees receivable related to this Final Payment is expected to accumulate and grow until the $516 Final Payment is billed and collected.

     Fee revenue is recognized evenly over the course of the patient’s treatment, even though the Final Payment is generally billed and collected at the end of treatment. The Final Payment results in a service fee receivable because the Final Payment amount is allocated evenly and recognized as fee revenue over the term of treatment even though the Final Payment may not be received until the final month of treatment.

     The following chart illustrates how service fees receivable resulting from fee revenue increases over the term of a patient contract for practices that use our recommended payment plan:

     The increase during 2003 in the portion of service fees receivable related to the Final Payment was primarily due to:

•	an increase during 2003 in the number of patients of affiliated practices with a patient contract providing for a Final Payment,

•	an increase during 2003 in the average amount of the Final Payment charged to patients under patient contracts,

•	a decrease during 2003 in the average term of patient contracts of affiliated practices, and

•	an increase during 2003 in the average number of months for which we had recorded fee revenue related to the Final Payment per patient contract.

     Although the Final Payment will not be collected until the last month of treatment, affiliated practices historically have not experienced significant problems collecting the Final Payment because the patient’s orthodontic appliances, such as braces, must be periodically maintained and removed at the end of treatment. In addition, we have collection policies, collection systems and patient financial arrangements to assist our affiliated practices in collecting funds due from patients.

Long-Term Portion of Service Fees Receivable

     Financed Practice-Related Expenses. This portion of service fees receivable relates to practice-related expenses financed by us (“financed practice-related expenses”). When new practices or centers are developed, we typically finance all of the costs of operating losses and fixed assets. The affiliated practice generally has an obligation to repay OCA the practice’s share of these costs plus accrued interest. We incur 100% of the depreciation and operating losses emanating from the new location and record them as expenses when incurred. We are typically repaid these expenses over a five year period.

     Under our revenue recognition policy, we recognize fee revenue relating to these financed practice-related expenses to the extent the affiliated practices generate sufficient patient fees receivable to secure reimbursement of these expenses. The financed practice-related expense portion of service fees receivable represents the cumulative amount of unreimbursed practice-related expenses recognized as fee revenue under our revenue recognition policy. The financed practice-related expense portion of service fees receivable generally increases primarily due to the timing difference in when the financed practice-related expenses are recognized as fee revenue and when the affiliated practices repay these expenses over a five-year period once the practices have achieved profitability on a cash basis.

     These practice-related expenses are recorded in our consolidated statements of income when incurred, but we do not record service fees receivable on our consolidated balance sheet until amounts are recognized as fee revenue according to our revenue recognition policy, even though affiliated practices have a contractual obligation to reimburse us. As these financed practice-related expenses are repaid over a five-year period, we have classified the financed practice-related expense portion of service fees receivable as non-current on our consolidated balance sheets.

     Financed practice-related expenses include:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. We defer reimbursement of the affiliated practice’s portion of the operating losses until the de novo center begins to generate operating profits. We generally charge the affiliated practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the affiliated practice usually begins to reimburse us for the operating losses, including accrued interest, over a five-year period.

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

SERVICE AGREEMENTS WITH AFFILIATED PRACTICES

     We provide business services to an affiliated practice under an agreement with an affiliated orthodontist or pediatric dentist and/or his or her wholly-owned professional entity. The form of agreement used for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used. The terms of these agreements typically range from 20 to 40 years, with most ranging from 20 to 25 years.

     During 2003, approximately 95% of our fee revenue was attributable to service and management service agreements, with the remainder being attributable to consulting agreements. None of our affiliated practices accounted for more than 10% of our fee revenue in 2003.

     We generally earn monthly service fees under the Service Agreements based upon a percentage of the practice’s operating profit or practice revenue and reimbursement of practice-related expenses. Excluding reimbursement of practice-related expenses, our service fees generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue.

ORTHALLIANCE AFFILIATED PRACTICES

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

     Before we entered into the merger agreement with OrthAlliance, we anticipated that a number of OrthAlliance practices would oppose the merger because of disappointment with OrthAlliance’s stock price, unwillingness to affiliate with a competing business services provider and perceived differences in the companies’ cultures and operating strategies. We factored these risks into the economics of the merger consideration. A number of OrthAlliance affiliated practices have filed lawsuits against OrthAlliance, alleging, among other things, that OrthAlliance breached their Service Agreements and that the agreements are illegal and unenforceable. This litigation is described in more detail in “Item 3. Legal Proceedings” above. The vast majority of these litigating practices ceased paying service fees to us. Other OrthAlliance affiliated practices have also ceased paying services fees to us but have not filed litigation.

     During the fourth quarter of 2002, we established a settlement task force comprised of key members of our executive management team to focus on potential settlements of litigation or disputes with OrthAlliance affiliated practices. At December 31, 2003, we were engaged in litigation with 52 OrthAlliance affiliated practices for which we had generally ceased to record fee revenue. In addition, we were affiliated with another 33 OrthAlliance practices for which we had generally ceased recording fee revenue at December 31, 2003. From January 1, 2002 to December 31, 2003, we engaged in the following transactions with OrthAlliance affiliated practices:

•	10 OrthAlliance affiliated practices agreed to buy out of their service or consulting agreements with OrthAlliance by paying us to terminate their affiliation with OrthAlliance;

•	six OrthAlliance affiliated practices transitioned their practice to another affiliated practice;

•	nine OrthAlliance affiliated practices amended their service or consulting agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance; and

•	nine OrthAlliance affiliated practices entered into other amendments to their service or consulting agreements and continued to be affiliated with OrthAlliance.

     None of the above transactions had a material effect on our financial statements during 2003.

     Based on our experience in favorably resolving some of the lawsuits filed by OrthAlliance affiliated practices and discussions with some of the other OrthAlliance affiliated practices who are parties to pending litigation or their representatives, we currently believe that some of these practices will settle their lawsuits by paying us an amount of cash in exchange for termination or modification of their service, consulting and management service agreements with OrthAlliance, depending upon the parties’ ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that we will prevail in any of them, nor can we estimate at this time the amount of damages that we might incur or receive in these actions.

SEASONALITY

     Historically, our affiliated practices typically experience higher patient case starts resulting in higher revenue during the summer months, when most children are not in school. During the fourth quarter, which includes the Thanksgiving and Christmas season, our affiliated practices have experienced reduced volume.

EITF ISSUE NO. 97-2

     We do not have a controlling financial interest in our affiliated practices. In accordance with guidance in Emerging Issues Task Force Issue No. 97-2, we do not consolidate the patient revenue and other operations and accounts of our affiliated practices within our financial statements.

CONSOLIDATED RESULTS

     The following discussion provides an analysis of our consolidated results of operations for the years ended 2003, 2002 and 2001. The following table provides information about (a) the percentage of fee revenue represented by certain items in our consolidated statements of income for the periods indicated, and (b) the percentage increase or decrease in those items from period to period:

				Percentage
	Year Ended December 31,			Increase (Decrease)
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Fee revenue	100.0%	100.0%	100.0%	(14.6)%	25.3%
Direct expenses:
Salaries and benefits	29.6	29.1	28.8	(13.3)	26.6
Clinical supplies and lab fees	9.8	9.4	8.4	(11.4)	41.0
Rent	8.8	8.8	8.8	(14.2)	24.7
Marketing and advertising	6.4	7.7	7.5	(29.0)	28.6

Total direct expenses	54.6	55.0	53.5	(15.3)	28.8
General and administrative	15.6	13.6	11.2	(2.2)	51.7
Depreciation	3.9	2.9	3.1	15.2	17.2
Amortization	2.8	2.3	2.6	1.6	13.7
Asset impairments	1.6	0.6	—	110.1	N/A
Non-recurring recruiting expense.	—	2.9	—	N/A	N/A
Operating income	21.6	22.6	29.6	(18.4)	(4.3)
Income before income taxes	20.3	21.2	28.0	(18.6)	(4.8)
Net income	13.1%	13.2%	17.4%	(15.7)%	(4.8)%

2003 Compared To 2002

     Net Income. Net income for 2003 was $49.1 million, a decrease of $9.1 million or 15.7% from $58.2 million for 2002. This decrease was primarily due to a decrease in fee revenue from affiliated practices for which we ceased recording fee revenue during 2002 and 2003. The overall decrease in fee revenue during 2003 was partially offset by a decrease in direct expenses in 2003 and a non-recurring recruiting expense of $12.8 million recorded in 2002 (for a discussion of this expense, see the section below captioned “— 2002 compared to 2001”).

     Fee Revenue. Fee revenue decreased $64.2 million, or 14.6%, to $375.4 million in 2003 from $439.6 million in 2002. This decrease was primarily related to a decrease in fee revenue from affiliated practices for which we ceased to record fee revenue during 2002 and 2003, including practices that bought out of their service or consulting agreements or that ceased paying service fees and providing financial information we use to compute fee revenue. This decrease offset an increase in fee revenue from other affiliated practices, including (a) practices for which we recorded fee revenue throughout 2002 and 2003 and (b) practices that affiliated with us during 2002 or 2003 and for which we were recording fee revenue at year-end.

     At December 31, 2003, we were affiliated with 324 practices for which we were recording fee revenue, compared with 343 practices at December 31, 2002. This represents a net reduction of 19 affiliated practices for which we were recording fee revenue as of December 31, 2003, compared to December 31, 2002. Most of the practices for which we stopped recording fee revenue were affiliated with OrthAlliance. The affiliated practices for which we ceased recording fee revenue were generally mature orthodontic and pediatric dental practices with relatively high volume and operating margins. Because of the overall decrease in mature practices contributing to our results, our operating margins and expenses as a percentage of fee revenue were negatively affected during the periods discussed. We expect some continued fluctuations in fee revenue as OrthAlliance affiliated practices may buy out of their Service Agreements or stop paying service fees and providing certain financial information we use to compute fee revenue. However, certain practices that are not currently included in our results may begin utilizing our services and paying service fees in the future or may be transitioned to another practice. The decline in fee revenue from practices for which we discontinued recording fee revenue also contributed to a decline in direct expenses, as discussed below.

     In addition, fee revenue during 2003 was also negatively affected by a reduction in service fees charged to certain of our affiliated practices that achieved certain performance levels. During 2003, we reduced these practices’ services fees by approximately $1.8 million, which reduced fee revenue by the same amount. We expect to continue this program in 2004 and expect to reduce service fees charged to certain practices by approximately $2.7 million in 2004.

     Beginning in 2000, we shifted our focus away from new affiliations with existing mature practices and instead have focused on developing de novo practices and expanding our existing affiliated practices. We have historically experienced a better return on our investment with this strategy. During 2003, our fee revenues from practices for which we recorded fee revenue throughout 2003 and 2002 grew by 5.5%, compared to 13.9% for practices for which we recorded fee revenue throughout 2002 and 2001. Since January 1, 2002, we have affiliated with 24 de novo practices, which typically generate initial operating losses during their first 12 months of operations and experience relatively lower operating margins than mature practices. We will continue to invest in our existing practices by expanding their clinical capacity and developing de novo practices to increase fee revenue. We expect that the increase in fee revenue from these practices will offset the decrease in fee revenue from practices for which we ceased recording fee revenue over time.

     Currently, fee revenue attributable to most of the OCA affiliated practices includes reimbursement of a pro rata allocation of corporate overhead expense, as provided in the practices’ Service Agreements. However, beginning in the fourth quarter of 2003 and continuing through the first three quarters of 2004, we will phase-out the reimbursement of corporate overhead expense by OCA affiliated practices. Based on current corporate expense levels and current diluted average shares outstanding, we estimate that this change will reduce fee revenue by $4.4 million for 2004, resulting in a reduction in diluted earnings per share of approximately $0.05 for 2004. This estimate is preliminary and may differ materially from actual results. The effect on the fourth quarter of 2003 from this change did not have a material impact on our results.

     Direct Expenses. Direct expenses include all operating costs of our affiliated practices and our corporate office. The various direct expenses include:

•	Salaries and benefits, including payroll and benefits costs for employees at our corporate headquarters and affiliated centers (which do not include the orthodontists, dentists and other licensed professionals),

•	Clinical supplies and lab fees, which primarily represent the costs of bands, brackets, wires, retainers and other removable or fixed appliances and laboratory costs incurred in treating patients by our affiliated practices,

•	Rent expense, which primarily consists of costs of leasing office space, including common area maintenance charges, for our affiliated centers and corporate headquarters, and

•	Marketing and advertising expense, which represents costs associated with television, radio and print media advertising for affiliated practices.

     During 2003, direct expenses decreased $37.0 million, or 15.3%, to $204.9 million from $241.9 million in 2002. This overall decrease in 2003 was primarily due to the exclusion of direct expenses for practices that bought out of their Service Agreements or for which we generally ceased to record fee revenue during 2003 and 2002. Except for marketing and advertising expense, direct expenses during 2003 as a percentage of fee revenue were comparable to that in 2002. As a percentage of fee revenue, marketing and advertising decreased to 6.4% in 2003 from 7.7% in 2002, primarily due to (a) lower rates on annual media buying as a result of the slower economy, (b) payments made during 2002 for advertising arrangements for OrthAlliance affiliated practices that were not renewed for 2003 and (c) credits received during 2003 for advertising spots preempted by war coverage.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible amounts. During 2003, general and administrative expense decreased $1.3 million, or 2.2%, to $58.4 million from $59.7 million in 2002, primarily due to the exclusion of costs for practices that have bought out of their service or consulting agreements or for which we generally ceased to record fee revenue. As a percentage of fee revenue, general and administrative expense increased to 15.6% during 2003 from 13.6% in 2002, primarily due to an increase of $3.0 million in the provision for uncollectible amounts.

     Asset Impairments. During 2003, we recorded non-cash impairment charges of $5.9 million ($3.8 million, net of income tax benefit), related to our evaluation of certain long-lived assets and identifiable intangible assets. We recorded impairments of approximately $3.4 million of intangible assets and $2.5 million related to property, equipment and improvements for centers closed or relocated during 2003.

     Income Taxes. Our effective income tax rate was 35.5% and 37.8% for 2003 and 2002, respectively. We record a liability for matters of uncertainty or dispute with tax authorities as a component of deferred taxes. We assess this liability on a quarterly basis. In the fourth quarter of 2003, based on our assessment, we reduced this liability by $1.7 million, which affected our effective tax rate for 2003.

     2002 Compared To 2001

     Net Income. Our results for 2002 compared to 2001 were primarily affected by our acquisition of OrthAlliance in November 2001. Because we acquired OrthAlliance in November 2001 and its results are included in our results for approximately two months in 2001 and all of 2002, OrthAlliance significantly affected the comparability of our 2002 results to 2001. In addition, we ceased recording fee revenue during 2002 for certain affiliated practices for which we were recording fee revenue at December 31, 2001.

     Net income for 2002 was $58.2 million, a decrease of $2.9 million, or 4.8%, compared to net income of $61.1 million for 2002. This decrease was primarily due to a non-recurring recruiting expense of $12.8 million ($8.0 million net of income tax benefit) and non-cash impairments of $2.8 million ($1.7 million, net of income tax benefit), as well as decreases in fee revenue from practices for which we ceased recording fee revenue during 2002 (which were offset by increases in fee revenue from other affiliated practices during 2002).

Fee Revenue. Fee revenue in 2002 increased $88.7 million, or 25.3%, to $439.6 million from $351.0 million in 2001. This increase was primarily due to an increase in fee revenue from affiliated practices that were affiliated with us and for which we recorded fee revenue throughout 2001 and 2002 and an increase in fee revenue from other affiliated practices that affiliated with us during 2001 or 2002 and for which we were recording fee revenue at December 31, 2002. To a lesser extent, the increase in fee revenue was due to an increase in the average amount of fees that patients were charged for treatment by affiliated practices. The overall increase in fee revenue was partially offset by a decrease in fee revenue from affiliated practices for which we ceased to record fee revenue during 2002, including practices that bought out of their Service Agreements or that ceased paying service fees and providing financial information we use to compute fee revenue.

     The overall increase in fee revenue during 2002 was primarily due to the inclusion of OrthAlliance in our results for all of 2002, compared to approximately two months in 2001. During 2002, we initially experienced a positive impact on fee revenue from certain affiliated practices for which we later ceased to record fee revenue during 2002. During 2002, we ceased recording fee revenue for 29 practices for which we were recording fee revenue at December 31, 2001. Substantially all of the practices for which we stopped recording fee revenue were affiliated with OrthAlliance. We generally ceased to record fee revenue for affiliated practices that either bought out of their Service Agreements or that ceased paying service fees and providing the financial information we use to compute fee revenue. At December 31, 2002 we were affiliated with 343 practices for which we were recording fee revenue, compared to 372 practices at December 31, 2001.

     Direct Expenses. During 2002, direct expenses increased $54.1 million, or 28.8%, to $241.9 million from $187.8 million in 2001. The overall increase in direct expenses was primarily due to the inclusion of direct expenses for OrthAlliance affiliated practices for all of 2002, compared to less than two months during 2001. Except for orthodontic supplies, direct expenses during 2002 as a percentage of fee revenue were comparable to that in 2001. As a percentage of fee revenue, orthodontic supplies increased to 9.4% in 2002 from 8.4% in 2001, primarily due to: (a) increases in the price charged for orthodontic supplies by certain of our vendors in late 2001 and early 2002, (b) some OrthAlliance affiliated practices electing not to use our proprietary online purchasing system that provides cost savings on purchases of orthodontic supplies and (c) higher supply costs from providing Invisalign products to patients, which are generally more expensive than traditional orthodontic supplies.

     General and Administrative. During 2002, general and administrative expense increased $20.4 million, or 51.7%, to $59.7 million from $39.4 million in 2001. The overall increase in general and administrative expense for 2002 was primarily due to the inclusion of OrthAlliance for all of 2002 compared to less than two months in 2001, which resulted in (a) an increase of $2.8 million in telephone and utility costs, (b) an increase of $1.8 million in office supplies expense, (c) an increase of $5.4 million in accounting, legal, litigation and insurance costs and (d) an increase of $3.8 million in the provision for uncollectible service fees receivable and advances to affiliated practices.

     Asset Impairments. During 2002, we recorded non-cash asset impairment charges of $2.8 million ($1.7 million, net of income tax benefit) related to our evaluation of certain long-lived assets. We determined that approximately $0.5 million of identifiable intangible assets related to certain service agreements and $2.3 million of property, equipment and improvements were impaired and, accordingly, expensed such costs.

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

     Income Taxes. Our effective income tax rate was 37.8% for 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents was $7.4 million at December 31, 2003 and $7.5 million at December 31, 2002. Our working capital (total current assets less total current liabilities) was $145.1 million at December 31, 2003, compared to $89.5 million at December 31, 2002. Our current ratio (total current assets divided by total current liabilities) was 5.2 at December 31, 2003, compared to 2.7 at December 31, 2002. The increase in working capital during 2003 compared to 2002 was primarily due to an increase of $35.6 million in the current portion of service fees receivable, including a $26.0 million increase in the final payment accrued and third-party payor receivables portion of service fees receivable. During 2003, we generated excess cash from operations to fund our capital expenditures, incentive payments and to reduce our debt. At December 31, 2003, we had $20.4 million available to borrow under our credit facility. We expect to generate excess cash to meet our capital requirements and liquidity needs during 2004.

Uses of Capital

     We believe that our cash needs will primarily relate to capital expenditures for existing affiliated practices and for the development of additional centers, repayment of indebtedness, incentive payments and general corporate purposes. Our cash needs could vary significantly depending upon our growth, results of operations and new affiliations with additional practices, as well as the outcome of pending litigation and other contingencies.

     Capital Expenditures. Our capital expenditures primarily consist of costs related to developing de novo centers and remodeling and maintenance expenditures at existing centers for our affiliated practices. The average cost of developing a new orthodontic center in the United States is about $350,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice’s share of these costs until we are reimbursed by the practice. Under most of our Service Agreements, the affiliated practices repay these costs over a five-year period. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. The outstanding balance of these amounts we guaranteed was approximately $0.3 million and $0.7 million at December 31, 2003 and December 31, 2002, respectively. We generally no longer guarantee new debt for our affiliated practices.

     During our rapid growth in the 1990’s, we expended a disproportionately high amount of our capital investment on de novo centers relative to expenditures on existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. During recent years, we also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in our international operations. We currently expect to incur capital expenditures of at least $14.2 million in 2004, primarily in connection with the development of de novo centers. We expect to fund these capital expenditures using cash generated from operations.

     Advances to Affiliated Practices. We advance cash to affiliated practices primarily against future distributions of the practice or provide advances relating to amounts due to us under service agreements. We generally advance cash to affiliated practices to (a) fund compensation for the practice’s affiliated practitioners during the expansion phase of the practice, (b) provide additional funds to affiliated practices for certain practice-related matters or other unsecured financing or (c) finance the acquisition of another practice. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining their compensation during the start up or expansion phase of their practices. We also provide advances related to amounts due to us under service agreements by (1) remitting more funds during the quarter to the affiliated practice than the practice was actually entitled to retain under its service agreement, (2) paying expenses to third parties on behalf of certain affiliated practices that collect their own patient fees and do not reimburse us for those expenses or (3) certain affiliated practices collect their own patient fees and do not remit to us all service fees due.

     These advances are payable on demand and generally interest free and unsecured. We intend to fund these advances and any continued financing using cash from operations and borrowings under our credit facility, if needed.

     Incentive Program Payments, Notes Payable and Debt Obligations. Certain OrthAlliance affiliated practices earned $5.8 million in 2003 under incentive programs. Of this amount, we used funds generated from operations to pay $5.4 million to these practices in 2003, with the other $0.4 million paid during the first quarter of 2004. Participants in these programs are eligible to receive annual payments under these programs in 2004 and 2005. If all conditions are met under these programs during 2004, we would pay participants an aggregate of $6.1 million for amounts earned in 2004.

     At December 31, 2003, we had current maturities of $8.3 million under our credit facility and $2.1 million due to our affiliated practices. We expect cash from operations to fund these payments during 2004.

     Stock Repurchase Program. In August 2002, our Board of Directors approved a common stock repurchase program that authorizes us to repurchase up to 2.0 million shares of our common stock from time to time until February 2004 in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2003, we repurchased approximately 1.2 million shares of our common stock under this program for an aggregate purchase price of approximately $16.1 million, of which 150,000 shares of our common stock were repurchased during 2003 for an aggregate purchase price of $1.1 million. These shares were repurchased in the open market at prevailing market prices using cash from operations. We did not make any repurchases under this program in 2004. In August 2003, our Board of Directors approved another common stock repurchase program that authorizes us to repurchase up to 2.0 million shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We anticipate making additional repurchases of our common stock in the future under this program. Repurchased shares are held in treasury, and may be available for use in connection with our stock option plans, stock programs and acquisitions, or for other corporate purposes.

Sources of Capital

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

     Cash from Operations. We expect to fund our cash needs primarily from cash flows from our operations. During 2003 and 2002, we did not pay federal income taxes of approximately $27.4 million and $38.2 million, respectively, by monetizing our deferred tax assets relating to net operating loss carryforwards. These net operating loss carryforwards primarily related to the cumulative effect of (a) a change in accounting method for recognizing revenue for income tax purposes approved by the Internal Revenue Service (“IRS”) in January 2003 and (b) a change in accounting method related to applicable class lives for certain long-lived assets. This change in accounting method related to long-lived assets was approved by the IRS when filed during 2003 pursuant to IRS rules that provide for an automatic change in accounting method. We expect that the remaining net operating loss carryforwards will substantially offset our income tax liability in 2004. We expect to use the cash arising from this benefit to fund other operational needs during 2004.

     Credit Facility. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia National Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion. Borrowings under the credit facility generally bear interest at varying rates above the lender’s prime rate ranging from 0.50% to 1.50% or above the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on our leverage ratio as computed under the credit facility. Amounts borrowed under the credit facility are secured by a security interest in the capital stock of our operating subsidiaries. The revolving line of credit expires January 2, 2006. At December 31, 2003, $79.6 million was outstanding under the revolving line of credit and $16.5 million was outstanding under the term loan. The term loan is fully amortizing over three years with level, quarterly principal payments of $2.1 million, plus interest.

     Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility. At December 31, 2003, we were in compliance with these covenants.

     Other Sources. We are also exploring the possibility of monetizing certain of our assets through securitization and other forms of financing to raise capital. Funds generated from these activities would be used to repay indebtedness, to repurchase shares of our common stock and for working capital and general corporate purposes.

Cash Flows

     The following table summarizes cash flow information for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
	(in thousands)
Net cash provided by operating activities	$49,436	$62,074	$39,640
Net cash used in investing activities	(30,866)	(40,750)	(41,317)
Net cash provided by (used in) financing activities	(19,958)	(28,587)	14,150
Net change in cash and cash equivalents	(131)	(6,650)	9,482

2003 Compared To 2002

     Operating Activities. The decrease in net cash provided by operating activities in 2003 compared with 2002 was primarily due to a decrease in net income. See our discussion in the section above captioned “—Consolidated Results.” The following discusses the significant factors affecting net cash provided by operating activities for 2003 compared to 2002:

•	Deferred income taxes. We used deferred tax assets primarily related to net operating loss carryforwards to offset our income taxes of approximately $27.4 million in 2003, compared with $38.2 million during 2002.

•	Service fees receivable. For a discussion of service fees receivable, see the section above captioned “—Service Fees Receivable.” During 2003, the billed patient receivables portion of service fees receivable, net of allowance for uncollectible amounts, increased $12.9 million, or 33.8%, to $51.1 million at December 31, 2003 from $38.2 million at December 31, 2002. The increase in billed patient receivables was primarily due to (a) an increase in the average amount of the monthly payment charged to patients by affiliated practices using our recommended payment plan during 2003, (b) a decrease in the average term of patient contracts of affiliated practices during 2003, (c) an increase during 2003 in the number of OrthAlliance affiliated practices using our recommended payment plan with no down payment, and (d) an increase in the average number of days between billing and collection of patient fees by affiliated practices during 2003. The final payment accrued and third-party payor receivables portion of service fees receivable, net of allowance for uncollectible amounts, increased $26.0 million, or 85.8%, to $56.3 million at December 31, 2003 from $30.3 million at December 31, 2002. This increase was primarily related to an increase during 2003 in the number of patients of affiliated practices with a patient contract providing for a Final Payment, the average amount of the Final Payment charged to patients under patient contracts, and the average number of months for which we had recorded fee revenue related to the Final Payment per patient contract, as well as a decrease during 2003 in the average term of patient contracts of affiliated practices.

The financed practice-related expense portion of service fees receivable increased $9.7 million, or 22.5%, to $52.8 million at December 31, 2003 from $43.1 million at December 31, 2002. This increase was primarily due to the timing difference in when the expense amounts were recognized as fee revenue under our revenue recognition policy and when affiliated practices are contractually obligated to reimburse us for these expenses (generally over a five-year period).

•	Service fee prepayments. Service fee prepayments represent service fees which we have not yet recognized for revenue recognition purposes, but for which we have received payment from affiliated practices. Because we recognize fee revenue based on a straight-line allocation of treatment fees, this results in us receiving cash before we incur certain practice-related expenses and recognize certain service fees as fee revenue. Service fee prepayments decreased $6.6 million, or 85.1% during 2003 to $1.2 million at December 31, 2003 from $7.7 million and December 31, 2002. This decrease was primarily due to certain OrthAlliance affiliated practices that switched from a service fee prepayment to a service fee receivable position under our revenue recognition policy, which resulted in a decrease of approximately $4.2 million in service fee prepayments, and the recognition under our revenue recognition policy of approximately $0.7 million in fee revenue during 2003.

•	Supplies inventory. Cash used for supplies inventory decreased $2.5 million to $1.2 million in 2003 from $3.7 million in 2002. This decrease was primarily due to the exclusion of supplies inventory for certain affiliated practices that bought out of their service, consulting or management service agreements or for which we generally ceased to record fee revenue after December 31, 2002. Purchases of supplies inventory increased in 2002, primarily due to an increased number of patients under treatment during this time and to sustain inventory levels for OrthAlliance affiliated practices.

•	Amounts payable to affiliated practices. There was no effect on cash flow from operating activities during 2003 related to amounts payable to affiliated practices. However, we reduced amounts payable to affiliated practices (primarily to OrthAlliance affiliated practices) by $5.8 million during 2002.

•	Accounts payable and other current liabilities. During 2003, we used less cash for accounting and legal fees as compared with 2002. We have paid significant legal fees in the past two years, primarily relating to litigation with OrthAlliance practices. During 2003, we engaged a law firm to represent us and OrthAlliance in pending litigation on a contingent fee basis. The firm is to be paid fees as lawsuits are settled or otherwise completed, based on a percentage of the proceeds from any settlement or award to us. This arrangement should reduce our use of cash related to legal fees during 2004.

     Investing Activities. This decrease in net cash used in investing activities was primarily due to a decrease of $11.5 million in advances to affiliated practices and a decrease of $5.3 million in amounts used to acquire and amend Service Agreements during 2003, compared to 2002. Partially offsetting these decreases was an increase of $4.6 million in purchases of property, equipment and improvements and an increase of $3.5 million in notes receivable during 2003 compared to 2002.

•	Identifiable intangible assets. During 2003, we paid approximately $7.2 million to acquire and amend Service Agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the agreement, compared to $10.4 million in 2002. Of the $7.2 million paid to acquire or amend Service Agreements during 2003, approximately 19.5% related to new affiliations and 80.5% related to existing affiliated practices to amend Service Agreements during 2003. Of the $10.4 million paid to acquire or amend Service Agreements during 2002, approximately 42.5% related to new affiliations and 57.5% related to existing affiliated practices to acquire or amend Service Agreements during 2002. The overall decrease in cash used to acquire identifiable intangible assets during 2003 results from our shift in focus from new affiliations to developing de novo practices and assisting existing affiliated practices to grow, which generally requires less capital investment. We may, from time to time, provide consideration to existing practices for amendments to their service agreements to include terms that are beneficial to us and/or to extend the service agreements to include newly acquired practices, centers or patient bases.

•	Purchases of property, equipment and improvements. We purchased $19.2 million and $ 14.6 million in property, equipment and improvements in 2003 and 2002, respectively. These expenditures primarily related to the development of new or de novo centers in the United States and abroad and the remodeling or refurbishing of existing centers. We expect to make additional purchases of property, equipment and improvements in future periods as we open and refurbish additional centers.

•	Advances to affiliated practices. We provided net advances of approximately $4.2 million to affiliated practices during 2003, compared to $15.8 million in 2002. This decrease in 2003 was primarily due to our increased efforts to obtain repayments on advances from our affiliated practices and a decrease in advances related to amounts due to us under Service Agreements with OrthAlliance affiliated practices. Of the net amount advanced during 2003, approximately $2.1 million related to cash advances against future distributions and approximately $1.9 million related to amounts due to us under Service Agreements. Of the net amount advanced during 2002, approximately $6.1 million related to cash advances against future distributions and approximately $9.7 million related to amounts due to us under Service Agreements.

•	Notes receivable. Notes receivable increased by $3.5 million during 2003 primarily due to promissory notes from practices that have completed buy-outs of their service, consulting and management service agreements during 2003 as compared to 2002.

     Financing Activities. The decrease in cash used in financing activities during 2003 was primarily due to a decrease of $13.8 million in repurchases of shares of common stock and a decrease of $2.6 million from the issuance of our common stock related to the exercise of stock options during 2003, compared with 2002. Also during 2003, we obtained a new credit facility under which we borrowed $109.9 million to retire our prior credit facility and bridge credit facility and to pay related transaction costs. Amounts repaid during 2003 to affiliated practices and under the new credit facility were consistent with amounts repaid to affiliated practices and under the prior credit facility during 2002.

2002 compared to 2001

     Operating Activities. Net cash provided by operating activities increased in 2002 compared with 2001 primarily due to the following:

•	Noncash items. Non-cash items increased during 2002 primarily due to increases of $3.1 million in depreciation and amortization expense, $4.8 million in non-recurring recruiting expense, $2.8 million in asset impairments and $3.8 million in provision for bad debt expense, as compared to 2001. As discussed above in “—Consolidated Results,” we recorded $12.8 million in non-recurring recruiting expense during 2002 related to amounts paid to a former employee for his past recruiting services. Of this amount, $8.0 million was paid in cash and the remaining $4.8 million, which is included in noncash items, relates to forgiveness of debt owed by the former employee.

•	Deferred income taxes. During 2002, we reduced our long-term deferred tax assets for federal and state income tax liability for 2002 by $38.2 million. In addition, we received refunds of $10.2 million for a portion of the deferred income taxes recorded from the OrthAlliance acquisition.

•	Service fees receivable. For a discussion of service fees receivable, see the section above captioned “—Service Fees Receivable.” During 2002, the billed patient receivables portion of service fees receivable, net of allowance for uncollectible amounts, increased $12.2 million, or 46.9%, to $38.2 million at December 31, 2002 from $26.0 million at December 31, 2001. This increase was primarily due to an increase in the overall number of patient contracts and in the average amount of treatment fees charged per patient by our affiliated practices during 2002. The increase was also due to an increase in the average number of days between billing and collection of patient fees during 2002. The final payment accrued and third-party payor receivables portion of service fees receivable, net of allowance for uncollectible amounts, increased $17.8 million, or 142.4%, to $30.3 million at December 31, 2002 from $12.5 million at December 31, 2001. This increase was primarily due to the accumulation of service fees receivable relating to the unbilled final payment as the average age of our affiliated practices’ patient contracts increased by approximately 1.5 months to 13.8 months at December 31, 2002 from 12.3 months at December 31, 2001. In addition, the increase in the number of patients being treated and the increase in the average total treatment fee also contributed to the overall increase in the final payment accrued and third-party payor portion of service fees receivable. The financed practice-related expense portion of service fees receivable increased $19.1 million, or 79.6%, to $43.1 million at December 31, 2002 from $24.0 million at December 31, 2001. This increase was primarily due to the timing difference in when the expense amounts were recognized as fee revenue under our revenue recognition policy and when affiliated practices are contractually obligated to reimburse us for these expenses (generally over a five-year period).

•	Service fee prepayments. Service fee prepayments represent service fees which we have not yet recognized for revenue recognition purposes, but for which we have received payment from affiliated practices. Some of our affiliated practices require that their patients pay a down payment of approximately 25% of the total treatment fee at the commencement of treatment. Because we recognize fee revenue based on a straight-line allocation of treatment fees, this results in us receiving cash before we incurred certain practice-related expenses and recognize certain service fees as fee revenue. Service fee prepayments decreased $6.2 million or 44.6% in 2002 to $7.7 million at December 31, 2002 from $14.0 million at December 31, 2001. This decrease was primarily due to a decrease in new patient contracts initiated by OrthAlliance affiliated practices in 2002 as compared to 2001.

•	Supplies inventory. Purchases of supplies inventory increased $2.1 million or 140% to $3.7 million in 2002 from $1.5 million in 2001. This increase was primarily due to an increase in the number of patients being treated, the overall price increase charged by our vendors and purchases made to sustain inventory levels for OrthAlliance affiliated practices during 2002 as compared with 2001.

•	Accounts payable and other current liabilities. During 2002, cash used for accounts payable and other current liabilities increased $2.5 million, or 22.6%, to $13.3 million in 2002 from $10.9 million in 2001. This increase was primarily due to decreases of $1.2 million in deferred revenue and $1.4 million in income taxes payable. The decrease in accounts payable was mostly offset by an increase in accrued salaries and other current liabilities.

•	Amounts payable to affiliated practices. We reduced amounts payable to affiliated practices (primarily to OrthAlliance affiliated practices) by $5.8 million during 2002, compared to a reduction of $1.5 million during 2001.

Investing Activities. Net cash used in investing activities decreased during 2002, primarily due to a decrease of $7.5 million used to purchase property, equipment and improvements and a decrease of $6.1 million used to acquire Service Agreements during 2002, compared to 2001. Partially offsetting this decrease was an increase of $12.0 million in cash used for advances to affiliated practices during 2002, compared to 2001.

•	Identifiable intangible assets. During 2002, we paid $10.4 million to acquire or amend Service Agreements, pursuant to which we obtain the exclusive right to provide operations, financial, marketing and administrative services to the practice during the term of the Service Agreement, compared to $16.5 million in 2001. Of the $10.4 million paid to acquire or amend Service Agreements during 2002, approximately 42.5% related to new affiliations and 57.5% related to existing affiliated practices to acquire or amend service or consulting agreements during 2002. Payments to existing practices during 2002 were primarily to certain OrthAlliance affiliated practitioners in connection with amendments to their Service Agreements under incentive programs initiated in connection with the OrthAlliance merger and integration of OrthAlliance’s affiliated practices. Of the $16.5 million to acquire or amend Service Agreements during 2001, approximately 77.0% related to new affiliations and 23.0% related to existing practices, excluding the effect of the OrthAlliance merger. Of the amount invested in new affiliations during 2001, a portion related to OCA affiliated practices that signed definitive agreements in 2000, but to which we did not remit consideration for the affiliation until 2001.

•	Purchases of property, equipment and improvements. We purchased $14.6 million and $22.1 million in property, equipment and improvements for 2002 and 2001, respectively. These expenditures primarily related to the development of new or de novo centers in the United States and abroad and the remodeling or refurbishing of existing centers.

•	Advances to affiliated practices. We provided net advances of approximately $15.8 million to affiliated practices during 2002, compared to $3.8 million for 2001. Of the net amount advanced during 2002, approximately $6.1 million related to cash advances against future distributions and approximately $9.7 million related to amounts due to us under service, consulting and management service agreements. Substantially all of the amounts advanced during 2001 related to cash advances against future distributions.

     Financing Activities. Net cash used in financing activities was $28.6 million for 2002, compared to $14.2 million of net cash provided by financing activities during 2001. The following activities contributed to the increase in net cash used during 2002 as compared to 2001:

•	repurchases of approximately 1.1 million shares of our common stock during 2002 for an aggregate purchase price of approximately $15.0 million;

•	an increase of $3.7 million in repayments on notes payable to affiliated practices during 2002 as compared to 2001;

•	a decrease of $11.6 million in issuance of our common stock related to the exercise of stock options in 2002 as compared to 2001; and

•	a decrease of $25.9 million in borrowings under our credit facilities during 2002 as compared to 2001.

These activities were partially off-set by a decrease of $13.9 million in payments on long-term debt.

Contractual Obligations

     The following table summarizes our contractual obligations by period as of December 31, 2003:

Contractual Obligations	Payments Due by Period
		Less than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Long-term debt obligations (1)	$102,229	$10,455	$9,411	$—	$—
Operating lease obligations	56,077	20,412	22,655	9,830	3,180
Guarantees (2)	296	296	—	—	—

Total contractual obligations	$158,602	$31,163	$32,066	$9,830	$3,180

(1)	Includes the $25.0 million term loan component of our $125.0 million credit facility and excludes any amounts borrowed under the $100.0 million revolving line of credit component of the credit facility and amounts due to practices that are engaged in litigation with us for which we have ceased to record fee revenue and practices for which we have generally ceased to record fee revenue and ceased providing financial information we use to compute fee revenue at December 31, 2003.

(2)	We have guaranteed debt for some of our affiliated practices to assist them in obtaining financing for their portion of initial operating losses and capital improvements for newly developed orthodontic centers. We generally no longer guarantee new debt for our affiliated practices.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued FIN 46R which replaces FIN 46 and addresses consolidation of variable interest entities. Application of FIN 46R for variable interest entities commonly referred to as special-purpose entities is effective for the reporting period ending after December 15, 2003. All other provisions under FIN 46R are effective for the reporting period ending after March 15, 2004. The initial adoption of FIN 46R did not have an impact on us as we do not have an interest in any entity considered a special purpose entity. We believe the adoption of the other provisions of FIN 46R will not have a material impact on our financial position or results of operations.

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

Our financial success depends on the efforts and success of our affiliated practices, and our business and financial results could suffer if they do not succeed or if our service or consulting agreements with them are terminated.

     We receive fees for services we provide for orthodontic and pediatric dental practices under service, consulting and management service agreements. Under most of these agreements, our service fees are determined, at least in part, on the financial performance of the particular practice, so our success depends on the success of our affiliated practices. Orthodontics and pediatric dentistry are highly competitive businesses in each market in which our affiliated practices operate. Our affiliated practices face competition from other orthodontists, pediatric dentists and general dentists in the communities they serve. Many of these competing orthodontists, pediatric dentists and general dentists have more established practices. Changes in the healthcare industry, such as the growth of managed care organizations and provider networks, may result in lower compensation for the services of our affiliated practices. Our service agreements and some of our consulting agreements with affiliated practices have terms ranging from 20 to 40 years, with most ranging from 20 to 25 years. Affiliated practices may generally terminate those agreements for “cause,” which generally includes our material breach of the agreement. In some cases, an affiliated practice may terminate their agreement without cause after a specified period of time, subject to substitution of another affiliated practitioner and an obligation not to compete within a specified area. OrthAlliance’s service, consulting and management service agreements generally do not include affiliated practitioners as parties to the agreements; rather, the agreements are generally with a professional corporation that is owned by an affiliated practitioner, and the affiliated practitioner enters into an employment agreement with his or her professional corporation. These employment agreements generally provide for a shorter term (typically five years) than the service, consulting or management service agreement with OrthAlliance, and a covenant not to compete within a designated area for a period of time (typically two years) after that term. The terms of many of these employment agreements will be expiring during the next three years. In addition, an affiliated practice may successfully challenge the legality of our long-term service, consulting and management service agreements, and we may be unable to enforce non-competition and other provisions of those agreements. We are currently engaged in a number of lawsuits in which affiliated practices have alleged that their service, consulting and management service agreements and the non-competition provisions in those agreements and in the employment agreements are illegal and unenforceable. If an affiliated practice were to prevail in such a claim, it could adversely affect our agreements with that practice and our other affiliated practices. The loss of a substantial number of our agreements with affiliated practices or a material loss of revenue by our affiliated practices, for whatever reason, could materially and adversely affect our financial condition and results of operations, causing us to become less profitable.

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

     Many states also prohibit orthodontists and pediatric dentists from paying any portion of fees received for orthodontic or pediatric dental services in exchange for a patient referral. In addition, many states impose limits on the tasks an orthodontist or pediatric dentist may delegate to other staff members. These laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. Some states have a relatively high number of our affiliated practices located in them. Adverse legal or regulatory developments in these states could have a significant impact on our results.

     If courts or regulatory authorities reviewing our business arrangements with affiliated practices decide that our arrangements do not comply with applicable law, we might have to change those arrangements in a way that adversely affects us. An affiliated practice may successfully challenge the legality of our service and consulting agreements, and we may be unable to enforce non-competition and other provisions of those agreements. We are currently engaged in a number of lawsuits in which affiliated practices have alleged that their service, consulting and management service agreements are illegal and unenforceable. The laws and regulations of states and countries in which we operate or seek to expand may restrict or adversely affect our relationships with orthodontists or pediatric dentists in those states and countries. The laws and regulations of states and countries in which we currently operate could change or be interpreted in a way that adversely affects our operations and relationships with affiliated practices. We may have to change our contractual relationships, alter our financial arrangements or restrict our operations in those states and countries. These laws and regulations could also prevent us from affiliating with, or providing business services to, orthodontic and pediatric dental practices practicing in those states and countries.

     In a recent court ruling, a federal court in Texas held that the agreements between OrthAlliance and certain affiliated practices in Texas violated the Texas Dental Practice Act, and were therefore illegal. The court reasoned that the interrelationship of the purchase and sale agreement, the service agreement, and the employment agreement permitted OrthAlliance to own, operate and maintain the dental offices in which it employed or engaged the orthodontist to practice dentistry, in violation of the Texas statute. In addition, a federal court in Washington state recently ruled that the overall relationship between OrthAlliance and the orthodontic practices violated a Washington statute governing the corporate practice of dentistry and that OrthAlliance’s management service agreements with the practices, and the employment agreements between the orthodontists and their professional corporations, were illegal. OrthAlliance has appealed these decisions. We believe that OrthAlliance has meritorious claims and that the rulings were wrongly decided. However, we cannot assure you that we will prevail in our appeals, or that we will not suffer an adverse outcome. If other courts decide to follow these decisions and declare the OrthAlliance and/or OCA service agreements illegal and/or invalid, this could have a material adverse effect on our business, financial condition or results of operations.

Our growth strategy may not succeed, which could have an adverse effect on our financial performance.

     We may be unable to continue to increase the productivity of our existing practices, maintain the growth that we have experienced in the past, or unable to expand our services to other markets. Our ability to grow will depend on a number of factors, including:

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

     We are, and may from time to time become, engaged in various lawsuits, including disputes with our affiliated practices. As of December 31, 2003, we were engaged in litigation with 63 of our affiliated practitioners, in which the practices allege that we breached the terms of their service, consulting and management service agreements and that these agreements are illegal and unenforceable. A number of other practices have notified us that we breached their respective service, consulting and management service agreements, and additional lawsuits could be filed against us.

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

Our financial results would be adversely affected if we write off identifiable intangible assets, fixed assets, receivables or goodwill.

     In connection with our affiliations with existing orthodontic and pediatric dental practices, we have significant amounts relating to identifiable intangible assets, fixed assets and goodwill recorded on our balance sheet. At December 31, 2003, we recorded a total of $217.1 million of identifiable intangible assets, net of accumulated amortization, $92.2 million of fixed assets, net of accumulated depreciation, and $87.6 million of goodwill. At December 31, 2003, we were engaged in litigation with 62 practices for which we had ceased recording fee revenue. We were also engaged in litigation with one practice for which we were still recording fee revenue at December 31, 2003 because the practice was still paying service fees to us. We were also affiliated with 38 other practices for which we had generally ceased recording fee revenue at December 31, 2003. At December 31, 2003, we had approximately $18.7 million of identifiable intangible assets and property, equipment and improvements, net of accumulated amortization and depreciation, and $8.0 million of service fees receivable, advances to affiliated practices and notes receivable from affiliated practices, net of allowances recorded, related to practices that are engaged in litigation with us and practices for which we have generally ceased recording fee revenue at December 31, 2003. Under current accounting standards, we evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of these assets may no longer be recoverable, and is therefore impaired and charged to earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

Our financial results may be damaged by successful claims against our affiliated practices.

     We provide business services to orthodontic and pediatric dental practices that provide orthodontic and pediatric dental treatment to the public and are exposed to the risk of professional liability and other claims. Those claims, if successful, could result in substantial damage awards. Those awards might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive. Insurance rates vary from state to state. We do not control the practice of orthodontics or pediatric dentistry by our affiliated practices or their compliance with the legal and other requirements applicable to orthodontists and pediatric dentists and their practices. A successful malpractice claim against an affiliated practice or us could have a material adverse effect on our financial position and results of operations

Our business is subject to the risks of hurricanes, floods and other catastrophic events.

     Our corporate headquarters, including certain of our computer system and billing operations, are located in the New Orleans, Louisiana area, which has experienced hurricanes and flooding in the past. A significant natural disaster, such as a hurricane or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition

Changes in accounting principles or SEC policies may affect your ability to compare our reported operating results.

     As a public company with securities registered under the Securities Exchange Act of 1934, we prepare our financial statements in accordance with generally accepted accounting principles. SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which summarizes the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements, became effective in the fourth quarter of 2000 for companies, such as us, with fiscal years ending on December 31. We modified our revenue recognition policies to conform with the guidance in Staff Accounting Bulletin No. 101, which resulted in a cumulative charge to our earnings in 2000 to reflect the change in accounting principle effective January 1, 2000. This change may make it more difficult for investors to compare our historical operating results against our future operating results.

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

INTEREST RATE RISK

     Our revolving line of credit exposes our earnings to changes in short-term interest rates since the interest rates on the financial instruments are variable. For lines of credit, if (i) the variable rates on our financial instruments were to increase by 1% from the rate at December 31, 2003, and (ii) we borrowed the maximum amount available under our revolving line of credit ($100 million) for all of 2003, solely as a result of the increase in interest rates, our interest expense would increase, resulting in a $0.7 million decrease in net income, assuming an effective tax rate of approximately 37.8%.

     This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or the effect of such a change in interest rates as of another or future date. Further, in the event of a change of such magnitude, we would likely take actions to further mitigate our exposure to the change.

FOREIGN CURRENCY EXCHANGE RISK

     We typically do not hedge our foreign currency exposure. Our foreign operations generated an immaterial loss during 2003. Funds generated from our foreign operations in 2003 were retained in those countries to fund operations. We believe that our exposure to foreign currency rate fluctuations is not currently material to our financial condition or results in operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Orthodontic Centers of America, Inc.

Index to
Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Orthodontic Centers of America, Inc.

     We have audited the accompanying consolidated balance sheets of Orthodontic Centers of America, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index to Exhibits in Item 15(a) to the Annual Report for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orthodontic Centers of America, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

     New Orleans, Louisiana
     March 15, 2004

Orthodontic Centers of America, Inc.
Consolidated Balance Sheets

	December 31,
	2003	2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,391	$7,522
Current portion of service fees receivable, net of allowance for uncollectible amounts of $8,382 in 2003 and $5,095 in 2002	99,018	63,448
Current portion of advances to affiliated practices, net of allowance for uncollectible amounts of $1,438 in 2003 and $1,170 in 2002	11,171	14,857
Deferred income taxes	43,346	37,572
Supplies inventory	13,726	12,526
Prepaid expenses and other assets	4,979	7,439

Total current assets	179,631	143,364
Financed practice-related expense portion of service fees receivable	52,795	43,070
Advances to affiliated practices, less current portion, net of allowance for uncollectible amounts of $2,214 in 2003 and $1,236 in 2002	17,207	15,687
Property, equipment and improvements, net	92,157	90,060
Identifiable intangible assets, net	217,125	220,383
Goodwill	87,641	87,641
Other assets	13,747	7,040

TOTAL ASSETS	$660,303	$607,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,985	$8,048
Accrued salaries and other accrued liabilities	13,977	21,333
Service fee prepayments	1,157	7,743
Current portion of notes payable to affiliated practices	2,122	8,387
Current portion of long-term debt	8,333	8,333

Total current liabilities	34,574	53,844
Deferred income tax liability	41,268	8,030
Notes payable to affiliated practices, less current portion	4,050	4,612
Long-term debt, less current portion	87,724	97,899

Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,341,000 shares issued and outstanding at December 31, 2003 and 51,268,000 shares issued and outstanding at December 31, 2002	513	512
Additional paid-in capital	218,530	217,840
Retained earnings	289,976	240,911
Accumulated other comprehensive loss	(119)	(1,376)
Less cost of approximately 1,256,000 shares of treasury stock at December 31, 2003 and 1,097,000 shares at December 31, 2002	(16,213)	(15,027)

Total shareholders’ equity	492,687	442,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$660,303	$607,245

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Fee revenue	$375,380	$439,606	$350,954
Direct expenses:
Salaries and benefits	110,973	127,979	101,105
Clinical supplies and lab fees	36,703	41,405	29,366
Rent	33,043	38,495	30,868
Marketing and advertising	24,137	34,006	26,453

Total direct expenses	204,856	241,885	187,792
General and administrative	58,432	59,737	39,372
Depreciation	14,579	12,656	10,796
Amortization	10,437	10,268	9,029
Asset impairments	5,884	2,801	—
Non-recurring recruiting expense	—	12,772	—

Operating income	81,192	99,487	103,965
Interest expense	(5,555)	(6,722)	(6,182)
Interest income	466	520	480
Non-controlling interest in subsidiary	(14)	202	(56)

Income before income taxes	76,089	93,487	98,207
Income taxes	27,024	35,291	37,073

Net income	$49,065	$58,196	$61,134

Net income per share:
Basic	$0.98	$1.14	$1.24

Diluted	$0.97	$1.13	$1.21

Weighted average shares outstanding:
Basic	50,180	51,255	49,235

Diluted	50,474	51,463	50,438

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share amounts)

				Accumulated	Due From	Capital
		Additional		Other	Key Employees	Contributions		Total
	Common	Paid-In	Retained	Comprehensive	For Stock	Receivable From	Treasury	Shareholders'
	Stock	Capital	Earnings	Loss	Purchase Program	Shareholders	Stock	Equity
Balance at January 1, 2001	$487	$168,661	$121,581	$(127)	$(1,604)	$(1,802)	$—	$287,196

Issuance of shares under stock option plans (868,000 shares)	9	10,629	—	—	—	—	—	10,638
Issuance of shares of common stock to obtain Service Agreements (16,000 shares)	1	483	—	—	—	—	—	484
Repayment of loans from key employee for stock purchase program	—	(559)	—	—	1,116	558	—	1,115
Issuance of shares under orthodontist stock purchase program (28,000 shares)	—	1,584	—	—	—	—	—	1,584
Issuance of stock in OrthAlliance merger (1,242,000 shares)	12	28,151	—	—	—	—	—	28,163
Key employee transaction	—	—	—	—	—	1,000	—	1,000
Comprehensive income:
Net income	—	—	61,134	—	—	—	—	61,134
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	(1,862)	—	—	—	(1,862)

Comprehensive income	—	—	—	—	—	—	—	59,272

Balance at December 31, 2001	509	208,949	182,715	(1,989)	(488)	(244)	—	389,452

Issuance of shares under stock option plans (258,000 shares)	2	1,238	—	—	—	—	—	1,240
Issuance of shares of common stock to obtain Service Agreements (23,000 shares)	—	398	—	—	—	—	—	398
Repayment of loans from key employee for stock purchase program	—	(244)	—	—	488	244	—	488
Issuance of shares under orthodontist stock purchase program and incentive programs (73,000 shares)	1	1,757	—	—	—	—	—	1,758
Tax benefit from the exercise of stock options	—	5,742	—	—	—	—	—	5,742
Purchase of treasury stock (1,097,000 shares)	—	—	—	—	—	—	(15,027)	(15,027)
Comprehensive income:
Net income	—	—	58,196	—	—	—	—	58,196
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	613	—	—	—	613

Comprehensive income	—	—	—	—	—	—	—	58,809

Balance at December 31, 2002	512	217,840	240,911	(1,376)	—	—	(15,027)	442,860

Issuance of shares under stock option plans (9,000 shares)	—	40	—	—	—	—	—	40
Issuance of shares under orthodontist stock purchase program and incentive programs (45,000 shares)	1	650	—	—	—	—	—	651
Purchase of treasury stock (159,000 shares)	—	—	—	—	—	—	(1,186)	(1,186)
Comprehensive income:
Net income	—	—	49,065	—	—	—	—	49,065
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	1,257	—	—	—	1,257

Comprehensive income	—	—	—	—	—	—	—	50,491

Balance at December 31, 2003	$513	$218,530	$289,976	$(119)	$—	$—	$(16,213)	$492,687

See accompanying notes to consolidated financial statements.

Orthodontic Centers of America, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
		(in thousands)
OPERATING ACTIVITIES:
Net income	$49,065	$58,196	$61,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt expense	7,544	4,518	701
Depreciation and amortization	25,016	22,924	19,825
Deferred income taxes	27,464	47,595	(961)
Asset impairments	5,884	2,801	—
Non-recurring recruiting expense	—	4,771	—
Changes in operating assets and liabilities (net of acquisitions):
Service fees receivable	(53,349)	(48,445)	(23,961)
Service fee prepayments	(6,586)	(5,989)	—
Supplies inventory	(1,200)	(3,683)	(1,537)
Prepaid expenses and other	2,050	(2,823)	(3,202)
Amounts payable to affiliated practices	—	(5,783)	(1,534)
Accounts payable and other current liabilities	(6,452)	(13,402)	(10,825)

Net cash provided by operating activities	49,436	60,680	39,640
INVESTING ACTIVITIES:
Purchases of property, equipment and improvements	(19,231)	(14,612)	(22,077)
Proceeds from available-for-sale investments	—	—	999
Identifiable intangible assets, net of cash received	(5,317)	(10,386)	(16,471)
Advances to affiliated practices, net	(4,213)	(15,752)	(3,768)
Notes receivable, net	(2,105)	1,394	—

Net cash used in investing activities	(30,866)	(39,356)	(41,317)
FINANCING ACTIVITIES:
Repayment of notes payable to affiliated practices	(5,592)	(4,763)	(1,035)
Repayment of long-term debt	(123,725)	(13,000)	(26,911)
Proceeds from long-term debt	109,900	684	26,159
Repayment of loans from key employee program	—	270	1,116
Purchase of treasury stock	(1,232)	(15,027)	—
Issuance of common stock	691	3,249	14,821

Net cash provided by (used in) financing activities	(19,958)	(28,587)	14,150

Effect of exchange rate changes on cash and cash equivalents	1,257	613	(2,991)
Net change in cash and cash equivalents	(131)	(6,650)	9,482
Cash and cash equivalents at beginning of year	7,522	14,172	4,690

Cash and cash equivalents at end of year	$7,391	$7,522	$14,172

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,516	$6,592	$6,012
Income taxes	$479	$474	$38,623
Non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$544	$2,108	$29,083
Acquisition of OrthAlliance:
Fair value of assets acquired	N/A	N/A	$166,332
Liabilities assumed	N/A	N/A	134,052

Net assets acquired	N/A	N/A	$32,280

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

	Number of Affiliated Practices
	As of December 31, 2003			As of December 31, 2002
Location	Orthodontic	Pediatric	Total	Orthodontic	Pediatric	Total
United States	298	28	326	315	28	343
Japan	26	—	26	21	—	21
Mexico	4	—	4	3	—	3
Puerto Rico	3	—	3	2	—	2
Spain	3	—	3	2	—	2

Total	334	28	362	343	28	371

     The total number of affiliated practices excludes 62 and 51 orthodontic and pediatric dental practices that were engaged in litigation with the Company or its subsidiaries and for which we had generally ceased to record fee revenue as of December 31, 2003 and 2002, respectively. The number of affiliated practices above includes 38 and 29 other practices that have not engaged in litigation with us but for which we had generally ceased to record fee revenue at December 31, 2003 and 2002, respectively.

     On November 9, 2001, OrthAlliance, Inc. (“OrthAlliance”) became our wholly-owned subsidiary in a stock-for-stock merger. The acquisition was accounted for using the purchase method of accounting. The results of operations of OrthAlliance subsequent to November 9, 2001 have been included in the Company’s consolidated statements of income. During 2003 and 2002, we discontinued recording fee revenue for practices that ceased paying service fees and providing the financial information we use to compute fee revenue during these periods. Also, we have not recorded fee revenue during 2003, 2002 and 2001 for OrthAlliance affiliated practices that were engaged in litigation with OrthAlliance and had ceased paying service fees to OrthAlliance as of November 9, 2001. However, certain of these practices subsequently began paying service fees, and their operating results were included beginning with the date they began paying service fees.

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

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

Revenue Recognition

     The Company earns its revenue by providing business services to Affiliated Practices, for which the Company is paid service fees. Under most of the Company’s Service Agreements, service fees are generally based upon a percentage of the Affiliated Practice’s operating profit or revenue, plus reimbursement of practice-related expenses. The Company’s service fees generally represent the portion of related patient contract amounts that is not retained by Affiliated Practices.

     The Company recognizes fee revenue based on a straight-line allocation of its service fees over the term of the related patient contracts of Affiliated Practices. This straight-line calculation differs from the contractual arrangements under most of the Company’s Service Agreements, which generally allocate a higher percentage of the patient contract balance during the first month of treatment—in which the Company incurs a disproportionate amount of expenses as the patient initiates treatment and braces are applied. Because the Company records practice-related expenses when incurred and the Company recognizes fee revenue based on a straight-line allocation of patient contract balances, the Company may recognize a portion of fee revenue after related expenses have been recorded and corresponding service fees have become contractually due under its Service Agreements.

     The Company generally recognizes fee revenue as follows:

•	For each patient contract, the total contract amount is allocated on a straight-line basis over the term of the patient contract (which generally averages about 25 months). The term of treatment is determined by the practitioner based on the severity of the case.

•	This straight-line allocation is then reduced by amounts retained by Affiliated Practices, which consists of (a) amounts retained by Affiliated Practices under the contractual terms of their Service Agreements and (b) a percentage of billed and unbilled receivables that the Company estimates will be retained by Affiliated Practices in future periods.

     The Company also recognizes fee revenue related to reimbursement of certain practice-related expenses that the Company incurred on behalf of Affiliated Practices and recorded as expenses in the Company’s consolidated statements of income. To the extent the Company’s practices have not reimbursed the Company for these practice-related expenses, the Company recognizes these amounts only to the extent that the Affiliated Practices generate sufficient patient fees receivable to secure reimbursement of the expenses. This impacts the timing of when the Company recognizes fee revenue related to these expenses.

     Until amounts related to these practice-related expenses are recognized as fee revenue under the Company’s revenue recognition policy, the Company does not record the reimbursement due for these expenses as service fees receivable on the Company’s balance sheet, even though the Company’s Affiliated Practices have contractual obligations to reimburse the Company for these expenses under their Service Agreements. Practice-related expenses that had been recorded as expenses in the Company’s consolidated statements of income, but had not yet been recognized as fee revenue or recorded as service fees receivable, totaled approximately $18.0 million and $19.2 million at December 31, 2003 and 2002, respectively.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Service Fees Receivable

     Service fees receivable represents fee revenue owed to the Company by Affiliated Practices, as calculated under the Company’s revenue recognition policy. This may differ from amounts contractually due to the Company under its Service Agreements, because the Company’s revenue recognition policy differs in certain respects from the service fee provisions of its Service Agreements. The Company generally collects its service fees as Affiliated Practices collect related patient fees from patients and third-party payors.

     Service fees receivable consist primarily of a current and long-term portion, as described below.

     Current Portion of Service Fees Receivable.

     The current portion of the Company’s service fees receivable consists of two components, one related to fees billed directly to patients and the other related to fees that have not been billed or that have been billed to insurance companies or other third-party payors. The Company generally collects its service fees as Affiliated Practices collect related patient fees from patients and third-party payors.

     Billed Patient Receivables. This portion of service fees receivable relates to Affiliated Practices’ patient fees that have been billed directly to patients but are not yet collected (“billed patient receivables”). The Company generally collects its service fees from Affiliated Practices as they collect patient fees over the course of treatment.

     Final Payment Accrued and Third-Party Payor Receivables. This portion of service fees receivable generally relates to (a) patient fees, including final payments (“Final Payments”) in the last month of treatment (which is typically four times the monthly payment), with respect to which the Company has recognized fee revenue but which have not been billed to patients or third-party payors, and (b) patient fees that have been billed to insurance companies and other third-party payors.

     As discussed above, most of the Company’s Affiliated Practices use the Company’s recommended payment plan, which provides for a relatively large Final Payment in the final month of a patient’s treatment. Under the Company’s revenue recognition policy, a portion of the unbilled Final Payment is recognized on a straight-line basis each month over the term of the patient’s treatment.

     Fee revenue is recognized evenly over the course of the patient’s treatment, even though the Final Payment is generally billed and collected at the end of treatment. The Final Payment results in a service fee receivable because the Final Payment amount is allocated evenly and recognized as fee revenue over the term of treatment even though the Final Payment may not be received until the final month of treatment.

     Although the Final Payment will not be collected until the last month of treatment, Affiliated Practices historically have not experienced significant problems collecting the Final Payment because the patient’s orthodontic appliances, such as braces, must be periodically maintained and, at the end of treatment, removed. In addition, the Company has collection policies, collection systems and patient financial arrangements to assist

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Affiliated Practices in collecting funds due from patients.

Long-Term Portion of Service Fees Receivable

     Financed Practice-Related Expenses. This portion of service fees receivable relates to practice-related expenses financed by the Company (“financed practice-related expenses”). When new practices or centers are developed, the Company typically finances all of the costs of operating losses and fixed assets. The Affiliated Practice generally has an obligation to repay the Company the Affiliated Practice’s share of these costs plus accrued interest. The Company incurs 100% of the depreciation and operating losses emanating from the new location and records them as expenses when incurred. The Company is typically repaid these expenses over a five year period.

     Under the Company’s revenue recognition policy, the Company recognizes fee revenue relating to these financed practice-related expenses to the extent the Affiliated Practices generate sufficient patient fees receivable to secure reimbursement of these expenses. The financed practice-related expense portion of service fees receivable represents the cumulative amount of unreimbursed practice-related expenses recognized as fee revenue under the Company’s revenue recognition policy. The financed practice-related expense portion of service fees receivable generally increases primarily due to the timing difference in when the financed practice-related expenses are recognized as fee revenue and when the Affiliated Practices repays these expenses over a five-year period once the practices have achieved profitability on a cash basis.

     These practice-related expenses are recorded in the Company’s consolidated statements of income when incurred, but the Company does not record service fees receivable on its consolidated balance sheet until amounts are recognized as fee revenue according to its revenue recognition policy, even though Affiliated Practices have a contractual obligation to reimburse the Company. As these financed practice-related expenses are repaid over a five-year period, the Company has classified the financed practice-related expense portion of service fees receivable as non-current on the Company’s consolidated balance sheets.

     Financed practice-related expenses include:

     Operating Losses. Newly-developed or de novo centers typically generate operating losses during their first 12 months of operations. The Company defers reimbursement of the Affiliated Practice’s portion of the operating losses until the de novo center begins to generate operating profits. The Company generally charges the Affiliated Practice interest on those deferred amounts at market rates. After the de novo center becomes profitable, the Affiliated Practice usually begins to reimburse the Company for the operating losses, including accrued interest, over a five-year period.

     Depreciation Expense Relating To Property, Equipment and Improvements. The Company generally purchases and provides the property, equipment and improvements used in Affiliated Practices. The Company retains ownership of these property, equipment and improvements and depreciate these assets over their estimated useful lives. Affiliated Practices generally reimburse the Company for their portion of the costs of these property, equipment and improvements over a five-year period. The Company charges the Affiliated Practice interest on these amounts at market rates.

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

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

     The Company is exposed to credit risks of nonpayment of the Company’s service fees by Affiliated Practices. The Company is also exposed to credit risks of nonpayment of patient fees receivable pledged as collateral for the Company’s service fees, in that nonpayment of patient fees receivable may result in adjustment to the Company’s service fees receivable if the Company does not seek recourse against the applicable Affiliated Practice for payment of the related service fees. The Company generally may seek recourse against an Affiliated Practice and their assets for nonpayment of the Company’s service fees. The Company manages such credit risks by regularly reviewing the accounts and contracts, and providing appropriate allowances. Provisions are made currently for all known or anticipated losses for service fees receivable.

Advances to Affiliated Practices

     Advances to Affiliated Practices generally represent interest-free and unsecured amounts due from Affiliated Practices. These amounts due from Affiliated Practices primarily relate to cash advances against future distributions to the Affiliated Practices or other advances to the Affiliated Practices relating to amounts due to the Company under Service Agreements. Collection of advances to Affiliated Practices is highly dependent on the Affiliated Practices’ financial performance. Therefore, the Company is exposed to certain credit risk. However, the Company believes such risk is minimized by its involvement in certain business aspects of the Affiliated Practices. The Company assesses the collectibility of these advances quarterly.

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

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

     When an Affiliated Practice collects its patient fees directly from patients and does not remit to the Company enough cash to pay the service fees due to the Company, the Affiliated Practice retains more cash than permitted under its Service Agreement. These unpaid service fees due to the Company in effect, represent an advance to the Affiliated Practice and are included in “Advances to Affiliated Practices” in the Company’s consolidated balance sheets. In contrast, amounts recorded as “Service fees receivable” in the Company’s consolidated balance sheets generally represent amounts recognized as fee revenue under the Company’s revenue recognition policy for which cash has not been collected from patients or third party payors.

Supplies Inventory

     Supplies inventory consist of bands, brackets, wires and other supplies used for orthodontic and pediatric dental treatment and the costs of other removable or fixed appliances used prior to or after orthodontic treatment. Supplies inventory is valued at the lower of cost or market determined on the first-in, first-out basis.

Allowance for Uncollectible Amounts

     The Company provides an allowances for uncollectible amounts based on its estimate of service fees receivable that may not be paid by Affiliated Practices. At December 31, 2003 and 2002, the allowance for uncollectible service fees receivable was $8.4 million and $5.1 million, respectively. The allowance for uncollectible amounts of service fees receivable is generally calculated based on the aging of Affiliated Practices’ patient fees receivable for 80% of amounts over 90 days past due, 100% of amounts over 120 days past due and 6.25% of amounts which patients have not yet been billed but which have been earned by the Affiliated Practice on a straight-line basis. These amounts are derived from the Company’s experience in collecting patient fees receivable on behalf of Affiliated Practices. The Company also provides allowances for uncollectible amounts of advances to Affiliated Practices and notes receivable from Affiliated Practices based on its assessment of Affiliated Practices’ inability to repay their obligations. At December 31, 2003 and 2002, the allowance for uncollectible advances to affiliated practices was $3.7 million and $2.4 million, respectively. At December 31, 2003 and 2002, the allowances for uncollectible amounts for notes receivable from practices was $1.8 million and $2.2 million, respectively. The Company estimates these uncollectible amounts based on its assessment of the Affiliated Practice’s ability to repay its obligations.

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

Identifiable Intangible Assets

     The Company generally affiliates with an existing orthodontic or pediatric dental practice by entering into a Service Agreement and acquiring substantially all of the non-professional assets of the practice or professional corporation. The acquired assets generally consist of equipment, furniture, fixtures and leasehold interests. The Company records these acquired tangible assets at their fair values as of the date of acquisition and depreciates or

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

amortizes these assets using the straight-line method over their useful lives. The remainder of the purchase price is allocated to an identifiable intangible asset, which represents the cost of obtaining the Service Agreement. The Company obtains the exclusive right to provide business operations, financial, marketing and administrative services to the Affiliated Practice during the term of the Service Agreement. The Service Agreements generally provide that the professional corporation or entity is responsible for providing orthodontic or pediatric dental services and for employing all orthodontists or pediatric dentists. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. In many cases, the Affiliated Practice has the option to terminate the Service Agreement after a certain length of time as prescribed in the Service Agreement. If the Affiliated Practice terminates its affiliation with the Company, it generally is required to pay the Company for all of the practice’s assets, including the unamortized portion of the intangible assets, advances, service fees receivable and property, equipment and improvements, at their current book value or sell its interests in the practice to another licensed orthodontist or pediatric dentist.

     Subsequent to affiliation, an Affiliated Practice may acquire an existing practice, center or patient base. The Company may pay additional consideration to the Affiliated Practice to amend its Service Agreement to extend the Company’s affiliation to such newly acquired practice. Such an extension provides the Company with the opportunity to earn additional service fees. The consideration is allocated to an identifiable intangible asset.

Impairment of Long-Lived Assets

     The Company assesses long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” adopted by the Company on January 1, 2002. SFAS No. 144 requires the Company to evaluate whether events or circumstances have occurred that indicate all or a portion of the carrying amount of the Company’s long-lived assets may not be recoverable. The assessment of recoverability takes into account whether the identifiable intangible assets should be completely or partially written off or the amortization period accelerated based on the Company’s estimate of future service fees over the remaining term of the assets. If these long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value using estimated discounted cash flows. During 2003 and 2002, the Company recorded impairments of approximately $3.4 million and $0.5 million related to identifiable intangible assets, respectively. In addition, the Company wrote off approximately $2.5 million and $2.3 million of property, equipment and improvements for centers closed or relocated during 2003 and 2002, respectively. These amounts are included as “Asset impairments” in the Company’s consolidated statements of income.

     The Company was engaged in litigation with 62 practices for which the Company had ceased to record fee revenue as of December 31, 2003. The Company was also affiliated with 38 other practices for which the Company had generally ceased recording fee revenue as of December 31, 2003. At December 31, 2003, the Company recorded the following assets in its consolidated balance sheets related to these practices (in thousands):

Service fees receivable, net	$3,535
Advances to affiliated practices, net	4,287
Property, equipment and improvements, net	2,699
Identifiable intangible assets, net	15,962
Notes receivable, net	199

Total	$26,682

     As a result of these developments, the Company had commenced litigation and/or taken other actions to recover amounts due to the Company from these practices for service fees receivable, advances, notes receivable and other long-lived assets, primarily identifiable intangible assets. The Company continues to evaluate these uncertainties to determine whether any of these assets should be reserved for or written off. The outcome of these uncertainties cannot be determined at this time.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired or arising from a business combination. Goodwill relates to the acquisition of OrthAlliance. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment by measuring the reporting unit at fair value with the initial impairment test performed within six months from the beginning of the year in which the standard is adopted. SFAS No. 142 also requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. The Company’s net book value exceeded its market capitalization at December 31, 2003. Using other valuation techniques allowed under SFAS No. 142, the Company determined that goodwill was not impaired at December 31, 2003.

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

Stock Compensation Arrangements

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees, primarily affiliated orthodontists, at fair value determined according to SFAS No. 123. The Company accounts for the incentive plans implemented in connection with the OrthAlliance merger in accordance with Emerging Issues Task Force Issue No. 96-18 and Issue No. 00-18. The Company accounts for its orthodontist stock purchase plan in accordance with Emerging Issues Task Force Issue No. 00-19.

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

	2003	2002	2001
Risk-free interest rate	8.15%	6.30%	6.30%
Dividend yield:
Volatility factor	0.530	0.671	0.535
Weighted-average expected life	4.95 years	5.27 years	5.53 years

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

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

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the option’s vesting period. Had the Company’s stock-based compensation plans been determined based on the fair value at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
		(in thousands, except per share data)
Net income, as reported	$49,065	$58,196	$61,134
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	599	1,366	1,401

Pro forma net income	$48,466	$56,830	$59,733

Net income per share:
Basic, as reported	$0.98	$1.14	$1.24
Basic, pro forma	0.97	1.11	1.21
Diluted, as reported	0.98	1.13	1.21
Diluted, pro forma	0.96	1.10	1.19

Self-Insurance

     The Company is self-insured for workers’ compensation up to $250,000 per claim, and up to $125,000 per participant, per plan year, for employee group health insurance claims. The Company purchased commercial insurance that provides coverage for workers’ compensation claims and employee group health claims in excess of the self-insured limits. A liability is recorded when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated.

     Liabilities for claims incurred are re-evaluated periodically to take into consideration recently settled claims, frequency of claims, and other economic and social factors. The Company has recorded approximately $0.9 million and $0.7 million at December 31, 2003 and 2002, respectively, for such workers’ compensation and employee group health insurance claims.

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires consolidation of entities when an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued FIN 46R which replaces FIN 46 and addresses consolidation of variable interest entities. Application of FIN 46R for variable interest entities, commonly referred to as special-purpose entities, is effective for the reporting period ending after December 15, 2003. All other provisions under FIN 46R are effective for the reporting period ending after March 15, 2004. The initial adoption of FIN 46R did not have an impact on the Company as the Company does not have an interest in any entity considered a special purpose entity. The Company believes the adoption of the other provisions of FIN 46R will not have a material impact on its financial position or results of operations.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

3. TRANSACTIONS WITH AFFILIATED PRACTICES

Payments Made to Obtain or Amend Service Agreements

     In connection with the OrthAlliance merger and subsequent integration of OrthAlliance’s Affiliated Practices, OrthAlliance entered into amendments to Service Agreements with many of OrthAlliance’s Affiliated Practices. These amendments generally provide that the Affiliated Practice will use the Company’s proprietary computer software and business systems in connection with the business functions of the practice. In addition, the Affiliated Practices are to maintain the current status of the advertisement or non-advertisement, as the case may be, of the practice to the general public, unless OrthAlliance otherwise agrees. The Affiliated Practices also agreed to continue to employ the affiliated orthodontists or pediatric dentists for a minimum number of years following the OrthAlliance merger. The affiliated practitioners also agreed to guarantee the performance of his or her professional corporation under the Service Agreement during the term of his or her employment. Certain of the amendments also extended the remaining term of the Service Agreement and provided for transition of the practice to a successor practitioner and an enhanced covenant not to compete. The Company paid $5.4 million and $6.5 million to OrthAlliance affiliated practitioners in connection with these amendments during 2003 and 2002, respectively. See “Note 10. Benefit Plans — Orthodontist Incentive Programs.”

Funds Advanced to Affiliated Practices

     Net advances to Affiliated Practices totaled $28.4 million and $30.5 million at December 31, 2003 and 2002, respectively. Of the advances at December 31, 2003, approximately $1.8 million was to Affiliated Practices that generated operating losses during the three months ended December 31, 2003 and approximately $9.8 million was to Affiliated Practices in international locations. Of the advances to Affiliated Practices at December 31, 2002, approximately $4.6 million was to Affiliated Practices that generated operating losses during the three months ended December 31, 2002 and approximately $8.4 million was to Affiliated Practices in international locations. The Company had an allowance for uncollectible amounts related to these advances of approximately $3.7 million and $2.4 million at December 31, 2003 and 2002, respectively.

Guarantees of Loans to Affiliated Practices

     Orthodontic centers that have been newly developed by the Company have typically generated initial operating losses as they begin to build a patient base. A new center typically begins to generate operating profits after approximately 12 months of operations. To assist Affiliated Practices in obtaining financing for their portion of initial operating losses and capital improvements for newly developed orthodontic centers, the Company entered into an agreement with a financial institution under which the financial institution funds these operating losses and capital improvements. The Company remains a guarantor of the related debt. The Company was a guarantor for

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

approximately $0.3 million and $0.7 million at December 31, 2003 and 2002, respectively, of loans under this arrangement. The Company generally no longer guarantees new debt for its Affiliated Practices.

Notes Receivable from Practices

     In connection with the merger with OrthAlliance, the Company acquired promissory notes from certain of OrthAlliance’s Affiliated Practices that are payable to OrthAlliance. Generally, principal and accrued interest under these promissory notes are payable in monthly installments, with interest accruing at the prime interest rate plus 1.0% per year. In addition, the Company also has promissory notes due from other practices, primarily arising from transactions in connection with the practice’s buy-out of their Service Agreements. Generally, these notes have maturity dates ranging from three to five years, are unsecured and are personally guaranteed by the respective practitioners. The Company had notes receivable from practices of approximately $5.8 million and $3.2 million, net of allowance for uncollectible amounts, at December 31, 2003 and 2002, respectively. The Company had an allowance of approximately $1.8 million and $2.2 million at December 31, 2003 and 2002, respectively. Notes receivable from Affiliated Practices are included in “Other Assets” in the Company’s consolidated balance sheets.

4. OTHER ASSETS

     Other assets consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Other assets:
Notes receivable, net	$5,825	$3,180
Deposits	3,640	3,657
Deferred financing costs, net	2,842	—
Other assets	1,440	203

	$13,747	$7,040

5. OTHER LIABILITIES

     Other liabilities consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Accounts payable:
Accounts payable	$4,339	$5,837
Bank overdraft	4,646	2,211

	$8,985	$8,048

Accrued salaries and other accrued liabilities:
Salaries and payroll taxes	$3,772	$3,624
Accounting and legal fees	3,833	10,899
Operating facility leases	497	800
Vacation and sick pay	1,221	1,504
Rent	2,314	2,211
Medical insurance	785	686
Other	1,555	896

	$13,977	$20,620

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

     6. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Leasehold improvements	$77,901	$73,703
Furniture, fixtures and equipment	72,308	65,689

	150,209	139,392
Less accumulated depreciation and amortization	58,052	49,332

Property, equipment and improvement, net	$92,157	$90,060

     Depreciation expense was $14.6 million in 2003, $12.7 million in 2002 and $10.9 million in 2001.

7. IDENTIFIABLE INTANGIBLE ASSETS

     Components of the Company’s identifiable intangible assets at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(in thousands)
Cost of identifiable intangible assets	$265,348	$262,411
Less accumulated amortization	48,223	42,028

Intangible assets, net	$217,125	$220,383

     These assets are amortized on a straight-line basis over the shorter of the term of the related Service Agreement or 25 years. Amortization expense relating to intangible assets was $10.4 million in 2003, $10.3 million in 2002 and $9.0 million in 2001. Identifiable intangible assets and the related accumulated amortization are written off when fully amortized.

     The Company currently estimates that amortization expense for the Company’s identifiable intangible assets during each of 2004 through 2008 will be approximately $10.6 million, based on the Company’s identifiable intangible assets as of December 31, 2003.

8. DEBT AND NOTES PAYABLE

     The Company’s debt consisted of the following as of the date indicated:

	December 31,
	2003	2002
	(in thousands)
Line of Credit	$79,600	$—
Term Loan	16,457	—
Prior Senior Credit Facility	—	69,232
Prior Bridge Credit Facility	—	37,000
Notes payable to practices, interest rates from 6% to 10%, with maturity dates ranging from 2004 to 2005, unsecured	6,172	12,999

	102,229	119,231
Less current portion	10,455	16,720

	$91,774	$102,511

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

     The aggregate maturities of long-term debt as of December 31, 2003 for each of the next five years follows: 2004—$10.5 million; 2005—$9.2 million; 2006—$0.2 million; 2007—$0, and 2008—$0. Included in these amounts are maturities on the $25.0 million Term Loan, but excludes any amounts borrowed under the $100.0 million Line of Credit, due in 2006, (as defined below) and amounts due to practices that are engaged in litigation with the Company or practices that have ceased paying service fees and providing financial information the Company uses to compute fee revenue at December 31, 2003.

     In January 2003, the Company obtained a three-year, $125.0 million credit facility which is comprised of a $100.0 million revolving line of credit (“Line of Credit”) and a $25.0 million term loan (“Term Loan”). Approximately $84.9 million under the Line of Credit and the full $25.0 million under the Term Loan were initially borrowed to retire the Company’s prior senior credit facility, bridge credit facility and to pay related transaction fees. At December 31, 2003, approximately $79.6 million of indebtedness was outstanding under the Line of Credit and $16.5 million under the Term Loan. The Company had $20.4 million available to borrow under the Line of Credit at December 31, 2003.

     The Term Loan is amortizing over three years with level, quarterly principal payments of $2.1 million, plus interest. The credit facility is secured by a pledge of the capital stock of the Company’s operating subsidiaries. Borrowings under the credit facility generally bear interest at margins over the lender’s prime rate ranging from 0.50% to 1.50%, over the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on the Company’s leverage ratio as computed under the credit facility. The interest rate on the credit facility was 3.4% at December 31, 2003.

     The credit facility requires the Company to maintain certain financial and nonfinancial covenants under the terms of the agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The credit facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of the Company’s common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity. At December 31, 2003, the Company was in compliance with the covenants and restrictions of the credit facility.

9. LEASES

     Facilities for the Company’s Affiliated Practices and administrative offices are generally rented under long-term leases accounted for as operating leases. The original lease terms are generally 5 to 10 years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum rent expense is recorded on a straight-line basis over the life of the lease. Minimum future rental commitments as of December 31, 2003 are as follows (in thousands):

2004	$20,412
2005	13,566
2006	9,089
2007	6,080
2008	3,750
Thereafter	3,180

Total	$56,077

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

     Many of the lease agreements provide for payments comprised of a minimum rental payment plus a contingent rental payment based on a percentage of cash collections and other amounts. Rent expense attributable to minimum and additional rentals along with sublease income was as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Minimum rentals	$24,452	$25,246	$19,896
Additional rentals	9,413	13,499	11,129
Sublease income	(822)	(250)	(157)

	$33,043	$38,495	$30,868

10. BENEFIT PLANS

Employee and Director Stock Option Plans and Warrants

     Incentive Stock Plan. The Company has reserved 4,400,000 of its authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan (the “Incentive Option Plan”). Options may be granted to officers, directors and employees of the Company for terms no longer than 10 years at prices not less than fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal installments beginning two years after the grant date and expire 10 years after the grant date. At December 31, 2003, options to purchase a total of 2,147,826 shares of the Company’s common stock were outstanding under the Incentive Option Plan.

     Non-Qualified Stock Option Plan for Non-Employee Directors. The Company has reserved 400,000 of its authorized shares of common stock for issuance pursuant to options granted and restricted stock awarded under the Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the “Director Option Plan”). The Director Option Plan provides for the grant of options to purchase 2,400 shares of common stock on January 1 of each year to each non-employee director serving the Company on such date, at prices equal to the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after the grant date and expire 10 years after the grant date, unless canceled sooner due to termination of service or death. At December 31, 2003, options to purchase a total of 72,200 shares of the Company’s common stock were outstanding under the Director Option Plan.

Orthodontist Stock Option Plans

     Restricted Stock Option Plan. The Company has reserved 1,200,000 of its authorized shares of common stock for issuance pursuant to options granted under the Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (the “Orthodontist Option Plan”). Options may be granted to orthodontists who own an Affiliated Practice which has a service or consulting agreement with the Company, at prices not less than 100% of the fair market value of the common stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after grant date and expire 10 years after grant date. At December 31, 2003, options to purchase a total of 592,711 shares of the Company’s common stock were outstanding under the Orthodontist Option Plan. No options were issued under this plan during 2003. Expense of approximately $52,000 and $593,000 has been recognized for the Orthodontist Option Plan for the years ended December 31, 2002 and 2001, respectively.

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

     At December 31, 2003, options to purchase 9,817 shares of the Company’s common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance’s 1999 Orthodontist Stock Option

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Plan (“OrthAlliance 1999 Orthodontist Plan”), and options to purchase 8,849 shares of the Company’s common stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance’s 1997 Orthodontist Stock Option Plan (“OrthAlliance 1997 Orthodontist Plan”). Options granted under the OrthAlliance 1997 Orthodontist Plan and OrthAlliance 1999 Orthodontist Plan vested at date of grant, are exercisable in whole or in installments and expire five years and three years, respectively, from the grant date. The Company does not intend to grant any additional options under the OrthAlliance 1999 Orthodontist Plan or OrthAlliance 1997 Orthodontist Plan.

Orthodontist Incentive Programs

     In connection with the merger with OrthAlliance and integration of the OrthAlliance Affiliated Practices, the Company implemented seven incentive programs. Under these programs, shares of the Company’s common stock or promissory notes could be granted in installments to orthodontists and pediatric dentists who were owners and employees of professional entities that were parties to service, consulting or management service agreements with OrthAlliance and its subsidiaries and who, along with their professional entities, entered into an amendment to the Affiliated Practice’s service, consulting or management service agreement and employment agreement or new service agreement. Participation in each of the programs was also conditioned upon, among other things, execution of a participation agreement and completion of the merger with OrthAlliance. Issuance of shares of the Company’s common stock and payments under the promissory notes are made in annual installments and subject to certain conditions. Installment payments of shares of the Company’s common stock and promissory notes under these incentive programs have been recorded as an intangible asset on the Company’s consolidated balance sheet. The Company expects to record as an intangible asset future issuances of shares of our common stock and promissory notes that may be paid under the incentive programs. Some of OrthAlliance’s affiliated practitioners became eligible to participate in three of these incentive programs, the Stock Pool Program, Target Stock Program and the OrthAlliance Stockholder Value Program. None of the practitioners met the eligibility requirements to participate in the four other programs.

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

     Amounts earned under this plan are dependent on the amount of service or consulting fees paid to OrthAlliance. Fees paid to OrthAlliance during the twelve months after the merger must be at least 90% of the amount of service or consulting fees paid to OrthAlliance during and for the twelve calendar months immediately preceding the completion of the merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the third anniversary of the OrthAlliance merger, then the installment of shares would be issuable at that time. Shares are issuable in three annual installments, with one-third of the shares to be issued following each of the first, second and third anniversaries of the completion of the OrthAlliance merger. There were five eligible participants at December 31, 2003 who were eligible to be granted up to a total of 1,949 shares of the Company’s common stock.

     A participant who entered into either an additional amendment to his or her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new business services agreement with the Company by a certain date could elect to receive a promissory note in lieu of all shares of the Company’s common stock that such participant may otherwise be issued under the Stock Pool Program. As of December 31, 2003, 46 eligible participants had elected to receive future payments during the next year under promissory notes, if all conditions are met under this program, totaling $1.3 million instead of shares of common stock. The Company paid approximately $1.0 million and $1.2 million to affiliated practitioners under this program during 2003 and 2002, respectively.

     Target Stock Program. To be eligible to participate in the Company’s Target Stock Program, as amended, the OrthAlliance affiliated practitioners must have entered into either an amendment to their service, consulting or

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

management service agreement and an amendment to their employment agreement or a new Service Agreement. Under the Target Stock Program, the participants could be granted shares of the Company’s common stock, or a promissory note at the Company’s election, with a value equal to three times 70% of the amount of service fees that their respective professional entities paid OrthAlliance or its subsidiaries during the 12 months prior to completion of the OrthAlliance merger, provided that the amount of service fees they pay in the third year following completion of the merger is at least 70% greater than that amount. If the service fees increase by less than 70%, then the participant will receive a pro rata amount of shares of the Company’s common stock or a promissory note. At December 31, 2003, there were 51 eligible participants in the program. The total potential dollar value of the Company’s common stock that may be issued under the program is approximately $17.3 million, if all conditions under this program are met.

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

     Under the OrthAlliance Stockholder Value Program, the participants were eligible to receive a base amount of 2,000 shares of the Company’s common stock and an additional number of shares of the Company’s common stock based on the amount of service fees paid to OrthAlliance or its subsidiary during the 12 months ended March 31, 2001 and the amount of consideration paid to such participant in connection with his or her original affiliation with OrthAlliance or its subsidiary. Amounts earned under this program are based on the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that anniversary is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the completion of the OrthAlliance merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during one of the subsequent twelve calendar month periods prior to the fifth anniversary of the OrthAlliance merger, then the installment of shares would be issuable at that time. If a participant entered into either an additional amendment to his or her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new Service Agreement with the Company by a certain date, then the dates on which shares of the Company’s common stock may be issued to that participant under the OrthAlliance Stockholder Value Program would be accelerated by one year (with one-fourth of the shares to be issued following each of the first, second, third and fourth anniversaries of the completion of the OrthAlliance merger) and the participant could elect to receive a promissory note in lieu of all shares of the Company’s common stock that the participant may otherwise be issued under the OrthAlliance Stockholder Value Program. As of December 31, 2003, 22 eligible participants had elected to receive payments under promissory notes during the next two years totaling $3.3 million instead of shares of common stock, if all conditions are met under this program. The Company paid $1.1 million and $1.5 million to participants under this program during 2003 and 2002, respectively.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

     During 2002, the Company implemented the Stock Pool II and Target Stock II incentive programs for OrthAlliance Affiliated Practices to integrate the OrthAlliance Affiliated Practices into the Company’s system. To be eligible to participate in these incentive programs, a participant must, among other things, enter into an amendment to his or her service, consulting or management service agreement and an additional amendment to his or her employment agreement or a new Service Agreement with the Company.

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

     The Company paid $3.6 million and $3.8 million to participants under this program during 2003 and 2002, respectively. At December 31, 2003, there were 53 eligible participants in the Stock Pool II program who were eligible to receive future payments under promissory notes in an aggregate amount of up to $8.6 million, if all conditions are met under this program.

     Target Stock II Program. Amounts to be issued under the Company’s Target Stock II Program, as amended, are based on a value equal to three times the increase, up to 70%, in service fees paid to OrthAlliance in the third year following the completion of the OrthAlliance merger compared to service fees paid to OrthAlliance during the 12 months prior to the merger. Awards under the program are subject to various conditions specified in the program. These awards are issuable in four annual installments of 25% of the total amount to be issued if the amount of service or consulting fees paid by the OrthAlliance affiliated practitioners and his or her professional entity to the Company during the twelve calendar months prior to that installment date is at least 90% of the amount of service or consulting fees paid to OrthAlliance or its subsidiary during and for the twelve calendar months immediately preceding the OrthAlliance merger. However, if that 90% minimum target is not achieved in a particular twelve calendar month period, but is achieved during the subsequent twelve calendar month periods immediately preceding a subsequent installment date, then the installment would be issuable at that time. The first installment under the program is payable beginning on the fourth anniversary of the OrthAlliance merger. Awards are payable in shares of the Company’s common stock or a promissory note, at the Company’s election. At December 31, 2003, there were five eligible participants in the Target Stock II Program who were eligible to receive future payments under promissory notes totaling $2.3 million, if all conditions are met under this program.

Stock Purchase Programs

     Orthodontist Stock Purchase Plan. Additionally, the Company has reserved 2,000,000 shares of common stock for issuance to affiliated orthodontists through a stock purchase program that allows participating affiliated orthodontists to acquire shares of common stock from the Company. Under the program, a participating orthodontist contractually commits, generally at the time they enter into a Service Agreement, to purchase a certain amount of the Company’s common stock over a period of years. Shares under the program are purchased over a period of 12 years, with payments and issuance beginning two years after the participating orthodontist commits to purchase the shares. There are restrictions on transfer of shares purchased under this program, which lapse as to 2% of the shares in years 3, 4 and 5 following the commitment to purchase, as to 26% of the shares in year 6, as to 2% of the shares in years 7 and 8, as to 30% of the shares in year 9, as to 2% of the shares in years 10 and 11 and as to 30% of the shares in year 12.

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

     During 2003, the Company and the participating orthodontists suspended payments due under this program and the issuance of additional shares pending a further evaluation of this program. As of December 31, 2003, approximately 490,201 shares of the Company’s common stock were issued under the program, and participating orthodontists had committed to purchase a total of 1,312,760 additional shares of the Company’s common stock under the program at December 31, 2003.

     Employee Stock Purchase Plan. The Company has reserved 200,000 of the authorized shares of its common stock for issuance under the Company’s 1996 Employee Stock Purchase Plan (the “Employee Purchase Plan”), which allows participating employees of the Company to purchase shares of common stock from the Company through a regular payroll deduction of up to 10% of their respective normal monthly pay. Deducted amounts are accumulated for each participating employee and used to purchase the maximum number of whole shares of common stock at a price per share equal to 85% of the closing price of the common stock as reported on the New York Stock Exchange on the applicable purchase date or the first trading date of the year, whichever is lower. As of December 31, 2003, an aggregate of 66,516 shares had been issued under the Employee Purchase Plan.

Summary of Outstanding Options and Warrants

     A summary of the Company’s stock option and warrant activity, and related information for the years ended December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001

	Shares		Shares
	subject	Weighted	subject	Weighted	Shares	Weighted
	to	average	to	average	subject to	average
	options/	exercise	options/	exercise	options/	exercise
	warrants	price	warrants	price	warrants	price

Options and warrants outstanding at beginning of year	2,748,482	$13.75	3,468,821	$16.77	3,857,414	$12.28
Options granted during year	199,824	8.09	238,705	21.33	475,128	15.35
Existing OrthAlliance options and warrants	N/A	N/A	N/A	N/A	234,489	75.93
Options exercised during year	(8,860)	3.67	(257,808)	4.08	(868,000)	12.50
Options and warrants forfeited/canceled during year	(126,909)	16.68	(701,236)	12.21	(230,210)	14.31

Options and warrants outstanding at end of year	2,812,537	13.86	2,748,482	13.75	3,468,821	16.77

Options and warrants exercisable at end of year	2,028,917	9.21	1,632,961	11.10	1,794,260	18.47

Weighted average fair value of options granted during the year		$ 4.79		$12.14		$11.50

     The shares of the Company’s common stock subject to options and warrants at December 31, 2003 were in the following exercise price ranges:

	Options Warrants Outstanding			Options and Warrants Exercisable

		Average		Number of	Weighted
	Number of	Contractual	Weighted	Shares	Average
	Shares Subject to	Life	Average	Subject to	Exercise
Exercise Price	Options/Warrants	(years)	Exercise Price	Options/Warrants	Price

$2.75 - $4.75	430,126	1.03	$3.18	430,126	$3.18
$5.22 - $11.00	281,533	7.77	7.81	64,617	6.91
$11.56 - $16.56	1,078,818	4.48	12.94	881,977	13.03
$17.38 - $24.19	844,763	5.10	19.58	596,288	18.52
$24.80 - $32.94	177,297	7.78	27.70	55,908	27.81

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

Defined Contribution Plan

     The Company sponsors a 401(k) plan for all employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plan. The Company matches 40% of an employee’s contribution to the plan, up to a maximum of $600 per year. Matching contributions totaled $405,000, $410,000 and $342,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     At the date of the OrthAlliance merger, OrthAlliance sponsored a 401(k) plan for all eligible, non-highly compensated employees with at least twelve months of employment with OrthAlliance. The plan was merged into the Company’s 401(k) plan in 2002.

11. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax liabilities and assets were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Service fee prepayments	$548	$3,192
Net operating losses	38,708	26,480
Accrued liabilities	4,018	7,066
Foreign currency	72	834

Total deferred tax assets	43,346	37,572

Deferred tax liabilities:
Intangible assets	$(24,243)	$(7,337)
Property, equipment and improvements	(17,025)	(693)

Total deferred tax liabilities	(41,268)	(8,030)

Net deferred tax asset	$2,078	$29,542

     Components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current	$321	$(6,268)	$38,034
Deferred	26,703	41,559	(961)

Total	$27,024	$35,291	$37,073

     A reconciliation of income taxes computed at the federal statutory rates to the provision for income taxes is:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Tax at federal statutory rates	$26,631	$32,720	$34,372
Other, primarily state income taxes	393	2,571	2,701

Total	$27,024	$35,291	$37,073

     The Company records a liability for tax matters of uncertainty or dispute with authorities that govern the Company’s statutory tax assessment as a component of deferred taxes. This liability is reflected in the above table showing the significant components of the consolidated deferred tax liabilities and assets. The Company analyzes this liability on a quarterly basis. In the fourth quarter of 2003, based on the results of this analysis, the Company reduced this liability by $1.7 million.

     The Company has deferred tax assets primarily relating to net operating loss carryforwards. These net operating loss carryforwards primarily relate to the cumulative effect of (A) a change in accounting method for recognizing revenue for income tax purposes previously approved by the Internal Revenue Service (“IRS”) and (B) a change in accounting method related to applicable class lives for certain long-lived assets. This change in accounting method related to long-lived assets was approved by the IRS when filed during 2003 pursuant to IRS

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

rules that provide for an automatic change in accounting method. The change in accounting method related to applicable class lives was applied in preparing the Company’s 2002 federal tax return. The Company reduced the deferred tax assets by the Company’s income taxes for 2003 and 2002, resulting in no current tax liability recorded by the Company at December 31, 2003 and 2002, respectively. The Company expects that the remaining net operating loss carryforwards will substantially offset the Company’s income tax liability in 2004. If the net operating loss carryforwards are not used, they will expire between 2017 and 2023.

     In 2002, the Company recorded a tax benefit relating to the exercise of stock options in 2002 and 2001. The effect of this tax benefit was approximately $5.7 million, which is included in the line item captioned “Tax benefit from the exercise of stock options” in the Company’s statements of shareholders’ equity.

12. TREASURY STOCK

     In August 2002, the Company’s Board of Directors approved a common stock repurchase program that authorizes the Company to repurchase up to 2.0 million shares of the Company’s common stock from time to time until February 2004 in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2003, the Company repurchased approximately 1.2 million shares of its common stock under this program for an aggregate purchase price of approximately $16.1 million, of which 150,000 shares of its common stock were repurchased during 2003 for an aggregate purchase price of $1.1 million. These shares were repurchased in the open market at prevailing market prices using cash from operations. The Company did not make any additional repurchases under this program through February 2004. In August 2003, the Company’s Board of Directors approved another common stock repurchase program that authorizes the Company to repurchase up to 2.0 million shares of the Company’s common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The Company anticipates making additional repurchases of our common stock in the future under this new program. Repurchased shares are held in treasury, and may be available for use in connection with the Company’s stock option plans, stock programs, incentive programs and acquisitions, or for other corporate purposes.

13. NON-RECURRING RECRUITING EXPENSE

     In 2002, the Company reached agreement with a former employee on the number of affiliated orthodontists that the former employee was credited with recruiting and the amount payable to the former employee in consideration for his prior services. These amounts had been disputed by the parties and were the subject of a lawsuit pending between the parties. That lawsuit was dismissed in 2002, and the Company paid the former employee approximately $8.0 million in cash and forgave approximately $4.8 million of indebtedness owed by the former employee to the Company. These amounts have been included in the Company’s Consolidated Statements of Income for 2002 as a non-recurring recruiting expense. The Company does not have similar recruiting arrangements with any other employee or affiliated practitioner.

14. SUBSEQUENT EVENT

     On March 3, 2004, the Company’s Board of Directors adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right per outstanding share of common stock, payable to all stockholders of record as of March 3, 2004. The rights were distributed as a non-taxable dividend and will expire on March 2, 2014. The rights will automatically trade with the Company’s underlying common stock and no separate preferred stock certificates will be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 20% or more of the Company’s common stock. If a person or group acquires or commences a tender offer for 20% or more of the Company’s common stock, each holder of these rights, except the acquirer, will be entitled to exercise a right for one one-thousandth of a share of the Company’s newly-created Series A Junior Participating Preferred Stock at an exercise price of $40.00 or a number of shares of the Company’s common stock equal to twice the exercise price of the rights divided by the market value of the Company’s common stock at the time of such acquisition. In addition, in the event of certain business combinations, the rights permit their holders to purchase the number of shares of the acquirer’s common stock equal to twice the exercise price of the rights divided by the market value of the acquirer’s common stock at the time of such

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

acquisition. The Company’s Board of Directors may terminate the rights plan at any time or redeem the rights for $0.00001 per right at any time before a person acquires 20% or more of the Company’s common stock.

15. NET INCOME PER SHARE

     The calculation of net income per share is performed using the treasury stock method. The Company used the following components to compute basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001
		(in thousands)
Numerator:
Net income for basic and diluted earnings per share	$49,065	$58,196	$61,134

Denominator:
Denominator for basic earnings per share	50,180	51,255	49,235
Effect of dilutive securities	294	208	1,203

Denominator for diluted earnings per share	50,474	51,463	50,438

16. CONTINGENCIES

     Approximately 53 OrthAlliance Affiliated Practices have filed actions against OrthAlliance that were pending in courts in a number of states as of December 31, 2003. In these lawsuits, the plaintiffs have generally alleged that OrthAlliance breached their respective service, management service or consulting agreements with OrthAlliance, and that these agreements and the employment agreements between the practitioners and their professional corporations violate state laws prohibiting fee splitting and the corporate practice of dentistry. Certain of the plaintiffs have also alleged that OrthAlliance fraudulently induced the plaintiffs to enter into the service, management service or consulting agreements, that OrthAlliance breached a fiduciary duty allegedly owed to the plaintiffs and that OrthAlliance has been unjustly enriched under these agreements. The plaintiffs seek, among other things, actual or compensatory damages, an accounting of fees paid to OrthAlliance under their service, management service and consulting agreements and a recovery of amounts improperly paid, a declaratory judgment that their service, management service or consulting agreements and their employment agreements (including the covenants not to compete) are illegal or against public policy and therefore void and unenforceable, a declaratory judgment that the service, management service and consulting agreements are not assignable by OrthAlliance, rescission of those agreements, an award of attorneys fees and, in some cases, punitive damages. In one of the lawsuits, the plaintiffs also seek to revoke amendments to their respective employment agreements and service, management service or consulting agreements, which they executed in connection with the OrthAlliance merger, and to form a class of other OrthAlliance affiliated practices that entered into similar amendments in connection with the merger. The plaintiffs in this lawsuit also allege that they were wrongfully induced into signing the amendments based on misrepresentations about the Company’s business model and common stock and the benefits of being affiliated with the Company, and that the amendments were revocable until after the effective date of a registration statement relating to various incentive programs that the Company offered to OrthAlliance affiliated practices. OrthAlliance has filed counterclaims against the plaintiffs in these actions, in which OrthAlliance generally alleges that the plaintiffs have breached their service, management service and consulting agreements, that OrthAlliance detrimentally relied on the plaintiffs’ statements and actions in entering into these agreements, that the plaintiffs have been unjustly enriched under these agreements and that the individual plaintiffs have tortiously interfered with OrthAlliance’s contractual relations with the professional corporation plaintiffs. In these counterclaims, OrthAlliance generally seeks damages, specific performance of the agreements and attorneys fees.

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

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

     On March 26, 2003, the U.S. District Court for the Northern District of Texas, in ruling on the plaintiffs’ motion for summary judgment in a case captioned Penny v. OrthAlliance, Inc., held that, when construed together, the purchase agreements and service agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices violated Texas statutes prohibiting the unauthorized practice of dentistry and were therefore invalid. In the court’s view, the interrelationship among these agreements allowed OrthAlliance to own, maintain or operate an office or place of business in which it employs or engages the plaintiffs to practice dentistry, in violation of Texas law. In reaching its conclusion, the court noted that OrthAlliance leases or owns and maintains the office space and tangible assets used in the plaintiffs’ practices and provides comprehensive practice management services, and that the service agreements require that the practices enter into employment agreements with the individual plaintiffs. This ruling is limited to these plaintiffs and Texas law, and does not apply to the enforceability of service agreements or employment agreements with any other practices. OrthAlliance appealed the ruling in this case on January 21, 2004 and believes that it has meritorious grounds to overturn this ruling on appeal. The Company believes that the court erroneously disregarded a Texas statute and regulation that expressly contemplate agreements such as OrthAlliance’s service agreements. The court also disregarded language in the service agreements that limits OrthAlliance’s services to those that do not violate state laws governing the practice of dentistry, including sections of the agreement that provide for waiver, severance or amendment of any provisions that may violate those laws. The Company also believes that the court misconstrued OrthAlliance’s arrangements with the plaintiffs.

     On March 1, 2004, the U.S. District Court for the Western District of Washington, in ruling on the plaintiffs’ motion for summary judgment in a case captioned Engst v. OrthAlliance, Inc., held that the overall relationship between OrthAlliance and the orthodontic practices violated a Washington statute governing the corporate practice of dentistry and that OrthAlliance’s management service agreements with the practices, and the employment agreements between the orthodontists and their professional corporations were illegal. The court dismissed the orthodontists’ other claims and OrthAlliance’s counterclaims. The court relied on a series of Washington state court decisions to look beyond the express terms of the contracts, which the court viewed to be legal on their face, to the court’s view of the underlying effect and purpose of the contracts. OrthAlliance filed notice of appeal to the ruling in this case on March 4, 2004 and believes that it has meritorious grounds to overturn this ruling on appeal. The Company believes that the court disregarded language in the management service agreements that limits OrthAlliance’s services to those that do not violate state laws governing the practice of dentistry, including sections of the agreement that provide for waiver, severance or amendment of any provisions that may violate those laws. The Company also believes that the court misconstrued OrthAlliance’s arrangements with the plaintiffs. This ruling is limited to these plaintiffs and Washington law, and does not apply to the enforceability of service agreements or employment agreements with any other practices.

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

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

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

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(in thousands, except per share data)
Fee revenue	$100,639	$100,214	$92,730	$81,797
Operating income	25,387	22,647	20,315	12,844
Net income	14,905	13,391	11,905	8,864
Net income per share:
Basic	$0.30	$0.27	$0.24	$0.18
Diluted	0.30	0.27	0.24	0.18

Orthodontic Centers of America, Inc.

Notes to Consolidated Financial Statements (cont.)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
	(in thousands, except per share data)
Fee revenue	$111,323	$113,432	$112,738	$102,113
Operating profit	31,034	20,394	32,368	15,690
Net income	18,494	12,082	18,869	8,749
Net income per share:
Basic	$0.36	$0.24	$0.37	$0.17
Diluted	0.36	0.23	0.37	0.17

     The Company’s results decreased for 2003 primarily due to certain practices for which we ceased recording fee revenue in 2003 and 2002. These practices have either bought out of their Service Agreements or ceased paying service fees and providing financial information the Company uses to compute fee revenue. The Company was affiliated with 342 practices for which it was recording fee revenue at March 31, 2003, 337 at June 30, 2003, 327 at September 30, 2003 and 324 at December 31, 2003. Most of the practices for which the Company stopped recording fee revenue were affiliated with OrthAlliance.

     During 2003, the Company recorded asset impairments of $5.9 million ($3.8 million, net of income tax benefit) of which $0.7 million, $1.1 million, $0.8 million and $3.3 million was recorded in the respective quarters during 2003. During 2003, the Company recorded bad debt expense of $7.5 million ($4.9 million, net of income tax benefit) primarily related to uncollectible amounts from Affiliated Practices and service fees receivable, of which $0.6 million, $2.1 million, $2.6 million and $2.2 million was recorded in the respective quarters during 2003.

     During 2002, the Company ceased recording fee revenue for certain affiliated practices that either bought out of their Service Agreements or that ceased paying service fees and providing the financial information to compute fee revenue. The Company was affiliated with 375 practices for which it was recording fee revenue at March 31, 2002, 367 at June 30, 2002, 355 at September 30, 2002 and 343 at December 31, 2002. At December 31, 2001, the Company was affiliated with 372 practices for which the Company was recording fee revenue. Most of the practices for which the Company stopped recording fee revenue were affiliated with OrthAlliance.

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

Orthodontic Centers of America, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C			COL. D		COL. E
	Balance at	Additions
	Beginning of	Charged to costs	Charged to Other				Balance at End of
Description	Period	and expenses	Accounts-Describe		Deduction		Period
(in thousands)
Year ended December 31, 2003:
Allowance for uncollectible service fees receivable	$5,095	$3,655	$—		$(368	) (B)	$8,382

Allowance for uncollectible advances to affiliated practices	$2,406	$2,856	$—		$(1,610	) (B)	$3,652

Allowance for uncollectible notes receivable	$2,170	$225	$—		$(628	) (B)	$1,767

Year ended December 31, 2002:
Allowance for uncollectible service fees receivable	$3,852	$685	$836	(A)	$(278	) (B)	$5,095

Allowance for uncollectible advances to affiliated practices	$8,955	$2,406	$9,385	(A)	$(18,340	) (C)	$2,406

Allowance for uncollectible notes receivable	$2,242	$—	$(72	) (A)	$—		$2,170

Year ended December 31, 2001:
Allowance for uncollectible service fees receivable	$2,598	$701	$741	(A)	$(188	) (B)	$3,852

Allowance for uncollectible advances to affiliated practices	$—	$—	$8,955	(A)	$—		$8,955

Allowance for uncollectible notes receivable	$—	$—	$2,242	(A)	$—		$2,242

(A)	Allowance relates to OrthAlliance’s assets acquired in connection with the merger completed on November 9, 2001.

(B)	Deductions are for the write-off of uncollectible billings and uncollectible unbilled amounts directly to expense, net of recoveries.

(C)	Writeoffs to reserve for uncollectible advances to practices affiliated with OrthAlliance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     We, with the participation of our management, including our principal executive officer and principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation and as of the end of the period covered by this Report, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in our reports that we file or submit to the SEC under the Securities Exchange Act of 1934.

     There have been no changes in our internal control over financial reporting that has occurred during the period covered by this Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our directors and executive officers is incorporated herein by reference to the sections captioned “Proposal 1: Election of Directors” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004.

     The following table sets forth certain information with respect to our executive officers who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934:

Name	Age	Positions with OCA
Bartholomew F. Palmisano, Sr.	57	Chairman of the Board, Chief Executive Officer, President, Director
Bartholomew F. Palmisano, Jr.	33	Chief Operating Officer, Secretary
Dr. Dennis J. L. Buchman	51	Executive Vice President, Director
David E. Verret	33	Senior Vice President of Finance

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

Dr. Dennis J. L. Buchman. Dr. Buchman has served as our Executive Vice President since March 2002 and a Director since 2001. He served as Doctor Liaison from March 2000 to September 2001 and Senior Vice President from September 2001 to March 2002. Dr. Buchman received the D.M.D. degree from the University of Florida in 1977 and M.S. degree and orthodontic certificate from West Virginia University in 1979. He was one of the founding doctors at the time of our initial public offering in December 1994. Dr. Buchman is a member of the American Association of Orthodontists, the Southern Association of Orthodontists and the Florida Association of Orthodontists.

David E. Verret. Mr. Verret has served as our Senior Vice President of Finance since January 2004. He worked in our operational accounting and reporting area until his appointment to his new position and previously worked in our external financial reporting area. He has been employed with us since 1995. Mr. Verret is a certified public accountant and graduated in 1992 with a B.A. from the University of New Orleans.

     Our executive officers are elected by our Board of Directors at its first meeting following the annual meeting of our stockholders, or as soon thereafter as is conveniently possible, and at such additional times as the Board of Directors deems advisable. Executive officers serve for the term provided within their respective employment agreement, if applicable, or, if an executive officer is not a party to an employment agreement, for such term as is determined by the Board of Directors and until their respective successor is elected and qualified or until their earlier resignation or removal. Except as noted above, none of our executive officers are related by blood, marriage or adoption. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer.

Audit Committee Financial Expert

     Information regarding audit committee financial experts serving on the Audit Committee of our Board of Directors is incorporated herein by reference to the section captioned “Audit Committee Financial Expert” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004.

Identification of the Audit Committee

     Information regarding the Audit Committee and the identification of its members is incorporated by reference to the section captioned “Meetings of the Board of Directors and Committees” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

     Information regarding the Section 16(a) beneficial ownership compliance of each of our directors and executive officers or each person who owns more than 10% of the outstanding shares of our common stock incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004.

Certain Corporate Governance Documents

     We have adopted a code of business conduct and ethics that applies to our directors, principal executive officer, principal financial and accounting officer and other officers and employees. We have also adopted corporate governance guidelines for our Board of Directors. These documents, as well as the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee of the Board of Directors, are available on our website at www.4braces.com, or stockholders may request a free copy of these documents from:

Orthodontic Centers of America, Inc.
Attention: Investor Relations
3850 N. Causeway Blvd., Suite 800
Metairie, LA 70002
(866) 765-8583

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004. The sections captioned “Comparative Performance Graph,” “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” included in such Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information relating to the security ownership of certain beneficial stockholders and our management is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which shares of our Common Stock are authorized for issuance.

			Number of shares
	Number of shares to		remaining available
	be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
Equity Compensation Plans:	outstanding options	outstanding options	compensation plans (1)
Approved by security holders (2)	2,219,826	15.54	339,576
Not approved by security holders (3)	611,377	8.43	163,512

Total	2,831,203		503,088

(1)	Excludes shares to be issued upon exercise of outstanding options.

(2)	The plans that have been approved by our stockholders include the Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan and the Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors.

(3)	The plans that have not been approved by our stockholders include the OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan, the OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan and our 1995 Restricted Stock Option Plan, which are described below. The OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan and the OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan were each approved by the stockholders of OrthAlliance, but have not been approved by our stockholders since we acquired OrthAlliance in November 2001. We do not intend to grant any additional options under the OrthAlliance plans.

     OrthAlliance Stock Option Plans. As a result of our acquisition of OrthAlliance in November 2001, holders of stock options granted under OrthAlliance’s stock option plans became eligible to exercise those options for shares of our Common Stock. The number of shares subject to those options, and their exercise price, were adjusted based on the exchange ratio in the merger of 0.10135. At December 31, 2003, options to purchase 9,817 shares of our Common Stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance’s 1999 Orthodontist Stock Option Plan, and options to purchase 8,849 shares of our Common Stock, based on the exchange ratio in the OrthAlliance merger, were outstanding under OrthAlliance’s 1997 Orthodontist Stock Option Plan. Options granted under OrthAlliance’s 1999 Orthodontist Stock Option Plan and 1997 Orthodontist Stock Option Plan vested at grant, are exercisable in whole or in installments and expire three years and five years, respectively, after the grant date. We do not intend to grant any additional options under these OrthAlliance plans.

     Restricted Stock Option Plan. We have reserved 1,200,000 shares of our Common Stock for issuance pursuant to options granted under our 1995 Restricted Stock Option Plan. Under this plan, options may be granted to orthodontists who own an affiliated practice which has a service or consulting agreement with us, at exercise prices not less than the fair market value of our Common Stock on the date of grant. Granted options generally become exercisable in four equal annual installments beginning two years after the date of grant and expire 10 years after the date of grant. At December 31, 2003, options to purchase 599,478 shares of our Common Stock were outstanding under this plan. We had issued 443,770 shares of our Common Stock upon exercise of options granted under this plan as of December 31, 2003.

     Information regarding OrthAlliance’s 1999 Orthodontist Stock Option Plan, OrthAlliance’s 1997 Orthodontist Stock Option Plan and our 1995 Restricted Stock Option Plan is incorporated herein by reference to “Note 10. Benefit Plans” included in the notes to our consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held during 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding accountant fees and services is incorporated herein by reference to the section captioned “Proposal 2: Selection of Auditors” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held during 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

The following consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Report.

(1)	FINANCIAL STATEMENTS:

Report of Independent Auditors

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Income — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULE:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted, because they are not applicable or not required, or because the required information is included in our consolidated financial statements or notes thereto.

(3)	EXHIBITS:

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1	—	Bylaws of Orthodontic Centers of America, Inc. (1)

3.2	—	Restated Certificate of Incorporation of Orthodontic Centers of America, Inc. (2)

4.1	—	Specimen Stock Certificate (1)

4.2	—	Rights Agreement between Orthodontic Centers of America, Inc. and EquiServe Trust Company, N.A., dated as of March 3, 2004, including as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the summary of Rights to Purchase Preferred Shares (3)

4.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc.*

10.1	—	Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)

10.2	—	Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)

10.3	—	Form of Consulting Agreement (1)

10.4	—	Employment Agreement, dated as of November 21, 1994, between Orthodontic Centers of America, Inc. and Bartholomew F. Palmisano, Sr. (1)(4)

10.5	—	Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as amended and restated April 10, 2002 (4)(5)

10.6	—	Amendment to Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as amended and restated, dated as of April 18, 2003 (4)(6)

10.7	—	Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended and restated, dated as of April 18, 2003 (4)(6)

10.8	—	First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between Orthodontic Centers of America, Inc. and First Union National Bank (1)(4)

10.9	—	Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (7)

10.10	—	Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (4)(8)

10.11	—	Credit Agreement, dated as of January 2, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent (5)

Exhibit
Number		Description of Exhibit
10.12	—	Business Services Agreement, dated as of August 31, 1994, among Orthodontic Centers of Georgia, Inc., Hector M. Bush, P.C. and Dr. Hector M. Bush (9)

10.13	—	Business Services Agreement, dated as of October 1, 1996, among Orthodontic Centers of Louisiana, Inc., Jack P. Devereux, D.D.S., M.S., P.C. and Dr. Jack P. Devereux (9)

10.14	—	Business Services Agreement, dated as of October 18, 1994, among Orthodontic Centers of Florida, Inc., Dennis J. Buchman, D.M.D., P.A. and Dr. Dennis J. Buchman (9)

10.15	—	Orthodontic Centers of America, Inc. Stock Pool Program (10)

10.16	—	Amendment to Orthodontic Centers of America, Inc. Stock Pool Program (11)

10.17	—	Orthodontic Centers of America, Inc. Target Stock Program (10)

10.18	—	Amendment to Orthodontic Centers of America, Inc. Target Stock Program (11)

10.19	—	Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (10)

10.20	—	Amendment to Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (11)

10.21	—	Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.22	—	First Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.23	—	Second Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.24	—	Third Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.25	—	Orthodontic Centers of America, Inc. Target Stock II Program (5)

10.26	—	Form of OrthAlliance, Inc. Service Agreement (Fixed Percentage Fee) (12)

10.27	—	Form of OrthAlliance, Inc. Service Agreement (Variable Percentage Fee) (12)

10.28	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Variable Percentage Fee) (12)

10.29	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Percentage Fee) (12)

10.30	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Dollar Fee) (12)

10.31	—	Form of OrthAlliance, Inc. Management Service Agreement (9)

10.32	—	Form of OrthAlliance, Inc. Practice Improvement Program Guarantee (13)

Exhibit
Number		Description of Exhibit
10.33	—	OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan (16)

10.34	—	OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan (17)

10.35	—	Form of Indemnification Agreement (4)(5)

21.1	—	List of subsidiaries of Orthodontic Centers of America, Inc.*

23.1	—	Consent of Ernst & Young LLP*

31.1	—	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	—	Certification of the Senior Vice President of Finance of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	—	Certification of the Senior Vice President of Finance of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	—	Certain Information about Litigation Currently Pending against OrthAlliance, Inc.*

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326.

(2)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-36799.

(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed on March 4, 2004 (File No. 001-13457).

(4)	Compensation plan or arrangement.

(5)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13457).

(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13457).

(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-25256).

(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-25256).

(9)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13457)

(10)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-67054.

(11)	Incorporated by reference to exhibits filed with the Registrant’s First Supplement to Prospectus filed pursuant to Rule 424(b)(5), Registration Statement No. 333-67054.

(12)	Incorporated by reference to exhibits filed with OrthAlliance, Inc.’s Registration Statement on Form S-1, Registration Statement No. 333-27143, as amended.

(13)	Incorporated by reference to exhibit of OrthAlliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22975).

(14)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48833.

(15)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48831.

(16)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-61461.

(17)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-32392.

*	Filed herewith.

(b)	Reports on Form 8-K:

     During the three months ended December 31, 2003, no current reports on Form 8-K were filed (excluding a current report on Form 8-K furnished on November 12, 2003 reporting information under “Item 7. Financial Statements & Exhibits”, and “Item 12. Results of Operations and Financial Condition”).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Metairie, State of Louisiana, on March 15, 2004.

ORTHODONTIC CENTERS OF AMERICA, INC.

By:	/s/ Bartholomew F. Palmisano, Sr.

Bartholomew F. Palmisano, Sr. Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Bartholomew F. Palmisano, Sr.	Chairman of the Board, President,	March 15, 2004
Chief Executive Officer, Director
Bartholomew F. Palmisano, Sr.	(principal executive officer)

/s/ David E. Verret	Senior Vice President of Finance	March 15, 2004
(principal financial and accounting
David E. Verret	officer)

/s/ Dr. Dennis J. L. Buchman
	Executive Vice President, Director	March 15, 2004
Dr. Dennis J. L. Buchman

/s/ Dr. Hector M. Bush
	Director	March 15, 2004
Dr. Hector M. Bush

/s/ Dr. Jack P. Devereux, Jr.
	Director	March 11, 2004
Dr. Jack P. Devereux, Jr.

/s/ Ashton J. Ryan, Jr.
	Director	March 15, 2004
Ashton J. Ryan, Jr.

Director
Dr. John J. Sheridan

/s/ W. Dennis Summers
	Director	March 12, 2004
W. Dennis Summers

/s/ David W. Vignes
	Director	March 12, 2004
David W. Vignes

/s/ Edward J. Walters, Jr.
	Director	March 11, 2004
Edward J. Walters, Jr.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1	—	Bylaws of Orthodontic Centers of America, Inc. (1)

3.2	—	Restated Certificate of Incorporation of Orthodontic Centers of America, Inc. (2)

4.1	—	Specimen Stock Certificate (1)

4.2	—	Rights Agreement between Orthodontic Centers of America, Inc. and EquiServe Trust Company, N.A., dated as of March 3, 2004, including as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the summary of Rights to Purchase Preferred Shares (3)

4.3	—	Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc.*

10.1	—	Form of Service Agreement (confidential treatment granted as to a portion of the agreement) (1)

10.2	—	Form of Management Agreement (confidential treatment granted as to a portion of the agreement) (1)

10.3	—	Form of Consulting Agreement (1)

10.4	—	Employment Agreement, dated as of November 21, 1994, between Orthodontic Centers of America, Inc. and Bartholomew F. Palmisano, Sr. (1)(4)

10.5	—	Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as amended and restated April 10, 2002 (4)(5)

10.6	—	Amendment to Orthodontic Centers of America, Inc. 1994 Incentive Stock Plan, as amended and restated, dated as of April 18, 2003 (4)(6)

10.7	—	Orthodontic Centers of America, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended and restated, dated as of April 18, 2003 (4)(6)

10.8	—	First Union National Bank Defined Contribution Master Plan and Trust Agreement, and Adoption Agreement relating thereto, between Orthodontic Centers of America, Inc. and First Union National Bank (1)(4)

10.9	—	Orthodontic Centers of America, Inc. 1995 Restricted Stock Option Plan (7)

10.10	—	Orthodontic Centers of America, Inc. 1996 Employee Stock Purchase Plan (4)(8)

10.11	—	Credit Agreement, dated as of January 2, 2003, among Orthodontic Centers of America, Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the Lenders named therein, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Alternative Rate Lender, Bank One, NA, as Syndication Agent, and U.S. Bank, National Association, as Documentation Agent (5)

10.12	—	Business Services Agreement, dated as of August 31, 1994, among Orthodontic Centers of Georgia, Inc., Hector M. Bush, P.C. and Dr. Hector M. Bush (9)

Exhibit
Number		Description of Exhibit
10.13	—	Business Services Agreement, dated as of October 1, 1996, among Orthodontic Centers of Louisiana, Inc., Jack P. Devereux, D.D.S., M.S., P.C. and Dr. Jack P. Devereux (9)

10.14	—	Business Services Agreement, dated as of October 18, 1994, among Orthodontic Centers of Florida, Inc., Dennis J. Buchman, D.M.D., P.A. and Dr. Dennis J. Buchman (9)

10.15	—	Orthodontic Centers of America, Inc. Stock Pool Program (10)

10.16	—	Amendment to Orthodontic Centers of America, Inc. Stock Pool Program (11)

10.17	—	Orthodontic Centers of America, Inc. Target Stock Program (10)

10.18	—	Amendment to Orthodontic Centers of America, Inc. Target Stock Program (11)

10.19	—	Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (10)

10.20	—	Amendment to Orthodontic Centers of America, Inc. OrthAlliance Stockholder Value Program (11)

10.21	—	Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.22	—	First Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.23	—	Second Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.24	—	Third Amendment to Orthodontic Centers of America, Inc. Stock Pool II Program (5)

10.25	—	Orthodontic Centers of America, Inc. Target Stock II Program (5)

10.26	—	Form of OrthAlliance, Inc. Service Agreement (Fixed Percentage Fee) (12)

10.27	—	Form of OrthAlliance, Inc. Service Agreement (Variable Percentage Fee) (12)

10.28	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Variable Percentage Fee) (12)

10.29	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Percentage Fee) (12)

10.30	—	Form of OrthAlliance, Inc. Consulting and Business Services Agreement (Fixed Dollar Fee) (12)

10.31	—	Form of OrthAlliance, Inc. Management Service Agreement (9)

10.32	—	Form of OrthAlliance, Inc. Practice Improvement Program Guarantee (13)

10.33	—	OrthAlliance, Inc. 1997 Orthodontist Stock Option Plan (16)

10.34	—	OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan (17)

Exhibit
Number		Description of Exhibit
10.35	—	Form of Indemnification Agreement (4)(5)

21.1	—	List of subsidiaries of Orthodontic Centers of America, Inc.*

23.1	—	Consent of Ernst & Young LLP*

31.1	—	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	—	Certification of the Senior Vice President of Finance of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	—	Certification of the Senior Vice President of Finance of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	—	Certain Information about Litigation Currently Pending against OrthAlliance, Inc.*

(1)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326.

(2)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-36799.

(3)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed on March 4, 2004 (File No. 001-13457).

(4)	Compensation plan or arrangement.

(5)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13457).

(6)	Incorporated by reference to exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-13457).

(7)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-25256).

(8)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-25256).

(9)	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13457)

(10)	Incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-3, Registration Statement No. 333-67054.

(11)	Incorporated by reference to exhibits filed with the Registrant’s First Supplement to Prospectus filed pursuant to Rule 424(b)(5), Registration Statement No. 333-67054.

(12)	Incorporated by reference to exhibits filed with OrthAlliance, Inc.’s Registration Statement on Form S-1, Registration Statement No. 333-27143, as amended.

(13)	Incorporated by reference to exhibit of OrthAlliance, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-22975).

(14)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48833.

(15)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-48831.

(16)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-61461.

(17)	Incorporated by reference to exhibits of OrthAlliance, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-32392.

*	Filed herewith.