Form 10-Q
period 2004-03-31
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2004-05-20
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1278948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3850 N. Causeway Boulevard, Suite 800
Metairie, Louisiana 70002
(504) 834-4392

(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES☑     NO☐

At May 12, 2004 there were approximately 50,097,000 outstanding shares of the Registrant’s Common Stock, $.01 par value per share.

ORTHODONTIC CENTERS OF AMERICA, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as “anticipate,” “estimate,” “believe,” “expect,” “foresee,” “may,” “would,” “could” or “will.” These forward-looking statements include, without limitation, statements regarding patient revenue, critical accounting policies, net operating loss carryforwards and income tax liability, effects of changes in accounting, amounts payable to affiliated practices under incentive programs, liquidity, capital resources, cash needs, buy-outs of Service Agreements, transitions of affiliated practices, pending litigation, advancement of funds to affiliated practices, recoverability of assets related to certain practices, updates to internal controls, repayment of outstanding indebtedness, capital expenditures for development of de novo centers, investment activities, stock repurchases, deferred tax assets, future growth and operating results. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company’s financial results and condition, disruption of the Company’s relationships with its affiliated practices or loss of a significant number of the Company’s affiliated practices, failure or delay in integrating OrthAlliance’s affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, difficulties in staffing and managing foreign offices, foreign currency exchange fluctuations and other risks relating to international expansion and the Company’s foreign operations, changes in the Company’s operating or expansion strategy, inability of the Company to attract and retain qualified management, personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company’s business, and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Orthodontic Centers of America, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,345	$7,391
Patient receivables, net of allowance for uncollectible amounts of $8,197 at March 31, 2004	122,968	—
Current portion of service fees receivable, net of allowance for uncollectible amount of $8,382 at December 31, 2003	—	96,720
Current portion of advances to practitioners, net of allowance for uncollectible amounts of $0 at March 31, 2004 and $1,438 at December 31, 2003	10,519	16,544
Deferred income taxes	38,836	43,346
Supplies inventory	13,197	13,726
Prepaid expenses and other assets	4,106	4,979

Total current assets	200,971	182,706
Financed practice-related expense portion of service fees receivable	—	51,558
Advances to affiliated practices, less current portion, net of allowance for uncollectible amounts of $2,214 at December 31, 2003	—	12,921
Property, equipment and improvements, net	90,760	89,458
Assets associated with non-performing practices, net of allowance for uncollectible amounts of $2,249 at March 31, 2004 and $2,256 at December 31, 2003	31,979	26,682
Deferred tax assets, net	16,492	—
Identifiable intangible assets, net	—	201,163
Goodwill	290,445	87,641
Other assets	14,251	13,547

TOTAL ASSETS	$644,898	$665,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,699	$8,985
Accrued salaries and other accrued liabilities	12,785	13,977
Service fee prepayments	—	1,157
Deferred revenue	92,279	—
Amounts payable to practitioners	8,392	5,373
Current portion of notes payable to practitioners	2,397	2,122
Current portion of long-term debt	8,333	8,333

Total current liabilities	130,885	39,947
Deferred income tax liability, net	—	41,268
Notes payable to practitioners, less current portion	3,338	4,050
Long-term debt, less current portion	85,640	87,724
Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,353,000 shares issued and outstanding at March 31, 2004 and 51,341,000 shares issued and outstanding at December 31, 2003	530	513
Additional paid-in capital	218,654	218,530
Retained earnings	222,555	289,976
Accumulated other comprehensive loss	(491)	(119)
Less cost of approximately 1,256,000 shares of treasury stock at March 31, 2004 and December 31, 2003	(16,213)	(16,213)

Total shareholders’ equity	425,035	492,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$644,898	$665,676

See accompanying notes to condensed consolidated financial statements.

Orthodontic Centers of America, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except per share data)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Patient revenue	$110,898	$—
Fee revenue	—	100,639
Direct expenses:
Amounts retained by practitioners	32,693	—
Salaries and benefits	27,236	29,301
Clinical supplies and lab fees	9,148	10,596
Rent	7,180	9,503
Marketing and advertising	5,248	6,242

Total direct expenses	81,505	55,642
General and administrative	12,940	12,949
Depreciation	3,791	3,532
Amortization	190	2,426

Asset Impairments	—	703

Operating income	12,472	25,387
Interest expense, net	(1,165)	(1,429)
Non-controlling interest in subsidiary	94	(14)

Income before income taxes and cumulative effect of change in accounting principle	11,401	23,944
Income taxes	4,161	9,039

Income before cumulative effect of change in accounting principle	7,240	14,905
Cumulative effect of change in accounting principle, net of income tax benefit	(74,661)	—

Net income (loss)	$(67,421)	$14,905

Net income (loss) per share:
Basic before cumulative effect of change in accounting principle	$0.14	$0.30
Cumulative effect of change in accounting principle, net of income tax benefit, per share	(1.49)	—

Basic	$(1.35)	$0.30

Diluted before cumulative effect of change in accounting principle	$0.14	$0.30
Cumulative effect of change in accounting principle, net of income tax benefit, per share	(1.49)

Diluted	$(1.35)	$0.30

Weighted average shares outstanding:
Basic	50,070	50,197

Diluted	50,070	50,402

Comprehensive income (loss):
Net income (loss)	$(67,421)	$14,905
Other comprehensive loss:
Foreign currency translation adjustment	(372)	(210)

Comprehensive income (loss)	$(67,793)	$14,695

See accompanying notes to condensed consolidated financial statements.

Orthodontic Centers of America, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Operating activities:
Net income (loss)	$(67,421)	$14,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit	74,661	—
Provision for bad debt expense	348	644
Depreciation and amortization	3,981	5,958
Asset impairments	—	703
Deferred income taxes	4,510	8,887
Changes in operating assets and liabilities:
Patient receivables	(5,363)	—
Service fees receivable	—	(11,886)
Deferred revenue	3,219	—
Service fee prepayments	—	(2,447)
Accounts payable and other current liabilities	(3,477)	(4,268)
Amounts payable to practitioners	3,019	—
Other	1,197	388

Net cash provided by operating activities	14,674	12,884
Investing activities:
Purchases of property, equipment and improvements	(5,093)	(4,349)
Advances to practitioners, net	(1,512)	(300)
Notes receivable	(499)	(1,172)
Other	(864)	(286)

Net cash used in investing activities	(7,968)	(6,107)
Financing activities:
Repayment of notes payable to practitioners	(438)	(2,628)
Repayment of long-term debt	(2,083)	(109,640)
Proceeds from long-term debt	—	109,900
Issuance of common stock	141	405

Net cash used in financing activities	(2,380)	(1,963)

Effect of exchange rate changes on cash and cash equivalents	(372)	(210)
Change in cash and cash equivalents	3,954	4,604
Cash and cash equivalents at beginning of period	7,391	7,522

Cash and cash equivalents at end of period	$11,345	$12,126

Supplemental cash flow information:
Cash paid during period for:
Interest	$1,192	$1,392

Income taxes	$300	$77

Supplemental disclosures of non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$—	$284

     See accompanying notes to condensed consolidated financial statements.

Orthodontic Centers of America, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004

1. DESCRIPTION OF BUSINESS

     Orthodontic Centers of America, Inc. and its wholly- and majority-owned subsidiaries (“OCA”) provide business services to orthodontic and pediatric dental practices in 46 states and four foreign markets. References to the “Company” are to OCA and the entities required to be consolidated pursuant to FIN 46R (as defined below), unless the context otherwise requires.

     OCA provides purchasing, financial, marketing and administrative services under service, consulting and management service agreements (“Service Agreements”). OCA provides services to orthodontic and pediatric dental practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities (“Affiliated Practices”). OCA does not hold any ownership interest in the Affiliated Practices and does not employ the orthodontists or other practitioners in the Affiliated Practices. The patients who are parties to patient contracts with Affiliated Practices are the patients of the Affiliated Practices, not OCA. OCA does not practice orthodontics or other forms of dentistry, and is prohibited from doing so by the laws of each jurisdiction in which it operates.

     OCA generally affiliates with an existing orthodontic or pediatric dental practice by entering into a Service Agreement and acquiring substantially all of the non-professional assets of the practice or professional corporation. OCA obtains the exclusive right to provide business operations, financial, marketing and administrative services to the Affiliated Practice during the term of the Service Agreement. The Service Agreements generally provide that the professional corporation or entity is responsible for providing orthodontic or pediatric dental services and for employing all orthodontists or pediatric dentists. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. In many cases, the Affiliated Practice has the option to terminate the Service Agreement after a certain number of years (typically seven) as prescribed in the Service Agreement. If the Affiliated Practice terminates its affiliation with OCA, it generally is required to pay OCA for the tangible and intangible assets associated with the practice at their current book value or sell the Affiliated Practice’s interests in the practice to another licensed orthodontist or pediatric dentist.

     The following table provides information about the Affiliated Practices:

	Number of Affiliated Practices
	As of March 31, 2004			As of March 31, 2003

Location	Orthodontic	Pediatric	Total	Orthodontic	Pediatric	Total

United States	294	28	322	309	29	338
Japan	28	—	28	24	—	24
Mexico	7	—	7	4	—	4
Puerto Rico	2	1	3	2	—	2
Spain	3	—	3	3	—	3

Total	334	29	363	342	29	371

     The total number of Affiliated Practices at March 31, 2004 and 2003 excludes 61 and 50 practices, respectively, that are parties to Service Agreements but were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc., and had ceased paying service fees as of such respective dates. The total number of Affiliated Practices at March 31, 2004 and 2003 includes 40 and 29 other practices, respectively, that were parties to Service Agreements and were not engaged in litigation with OCA or OrthAlliance but had ceased paying service fees as of such respective dates. The Company had generally ceased to record patient revenue and fee revenue with respect to each of these practices as of the respective dates (“Non-Performing Practices”). Therefore, at March 31, 2004, there were a total of 101 Non-Performing Practices for which the Company had generally ceased to record patient revenue, and at March 31, 2003, there were a total of 79 Non-Performing Practices for which the Company had generally ceased to record fee revenue. See Note 5 for further discussion.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for financial statements. In the opinion of management, all normal and recurring adjustments, except for the adjustments resulting from the adoption of FIN 46 as defined below, considered necessary for a fair presentation have been included. While all available information has been considered, actual amounts could differ from those estimates. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain reclassifications have been made to prior periods in order to conform to the current period presentation. This primarily relates to reclassification of “Assets associated with non-performing practices.” See Note 5.

Adoption of New Accounting Standard

     Effective January 1, 2004, OCA was required to, and did, adopt the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R was issued by the FASB on December 24, 2003 and replaced Interpretation No. 46 (“FIN 46”), which was issued in January 2003. FIN 46R requires the consolidation of variable interest entities (“VIE”), as defined in FIN 46R, when an enterprise absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE.

     OCA has evaluated its contractual and economic relationships with its Affiliated Practices in light of FIN 46R, and has concluded that the Affiliated Practices are VIEs for purposes of FIN 46R. OCA has also concluded that it is the primary beneficiary of the Affiliated Practices for purposes of FIN 46R, in that OCA absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of contractual or other financial interests in the Affiliated Practices. Accordingly, effective January 1, 2004, OCA is consolidating the assets, liabilities, equity and financial results of the Affiliated Practices (other than the Non-Performing Practices) in the Company’s consolidated financial statements. The Company was not required to consolidate the Affiliated Practices for financial reporting purposes prior to January 1, 2004, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-2.

     The Company’s adoption of FIN 46R and consolidation of the Affiliated Practices for financial reporting purposes does not change the legal and contractual relationships between OCA and the Affiliated Practices. OCA does not hold any ownership interest in the Affiliated Practices and does not employ the orthodontists or other practitioners in the Affiliated Practices. The patients who are parties to patient contracts with Affiliated Practices are the patients of the Affiliated Practices, not OCA. OCA does not practice orthodontics or other forms of dentistry, and is prohibited from doing so by the laws of each jurisdiction in which the Company operates.

     In connection with the Company’s consolidation of the Affiliated Practices for financial reporting purposes effective January 1, 2004, the Company now presents patient revenues and patient receivables associated with the activities of its Affiliated Practices in its consolidated financial statements. Services fees and service fees receivable are eliminated upon consolidation of the Affiliated Practices. In addition, due to consolidation under FIN 46R, the Company will be presenting in its consolidated statements of income (loss) the amounts retained by practitioners under its Service Agreements. The consolidation rules of FIN 46R and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” will result in a change in our accounting for excess distributions to affiliated practices that are consolidated under FIN 46R, as well as identifiable intangible assets and goodwill. Due to the consolidation of Affiliated Practices and resulting presentation of patient revenue in the Company’s consolidated statements of income (loss), the Company’s accounting policy for revenue recognition will now be reflective of the Affiliated Practices’ services performed to their patients rather than the services the Company performs on behalf of and for the Affiliated Practices. The Company’s new accounting policies effective January 1, 2004 are summarized following the analysis of the impact of FIN 46R below.

     The table below provides the impact to the Company’s condensed consolidated balance sheet at January 1, 2004, including elimination of intercompany transactions, as a result of the Company’s adoption of FIN 46R (in thousands):

	OCA	Impact of
	Balance Sheet	Adopting FIN 46R		Consolidated
Cash and cash equivalents	$7,391	$—		$7,391
Patient receivables, net	—	117,942	(a)	117,942
Current portion of service fees receivable, net	96,720	(96,720	) (a)	—
Current portion of advances to practitioners, net	16,544	(7,526	) (b)	9,018
Other current assets	62,051	—		62,051

Total current assets	182,706	13,696		196,402
Financed practice-related expense portion of service fees receivable	51,558	(51,558	) (a)	—
Advances to practitioners, less current portion, net	12,921	(12,921	) (b)	—
Assets associated with non-performing practices	26,682	4,624		31,306
Deferred income taxes	—	41,420		41,420
Property, equipment and improvements, net	89,458	—		89,458
Identifiable intangible assets, net	201,163	(201,163	) (c)	—
Goodwill	87,641	202,804	(b)	290,445
Other assets	13,547	—		13,547

Total assets	$665,676	$(3,098)		$662,578

Accounts payable	$8,985	$—		$8,985
Accrued salaries and other current liabilities	13,977	—		13,977
Amounts payable to practitioners	5,373	—		5,373
Service fee prepayments	1,157	(1,157	) (d)	—
Deferred revenue	—	89,060	(d)	89,060
Current portion of debt and notes payable	10,455	—		10,455

Total current liabilities	39,947	87,903		127,850
Deferred income tax liability	41,268	(16,340)		24,928
Notes payable to practitioners, less current	4,050	—		4,050
Long-term debt	87,724	—		87,724
Shareholders’ equity	492,687	(74,661	) (e)	418,026

Total liabilities and shareholders’ equity	$665,676	$(3,098)		$662,578

     The following discusses the more significant adjustments on certain line items of the Company’s condensed balance sheet as a result of adopting FIN 46R:

     (a) Patient Receivables and Service Fee Receivables. Effective January 1, 2004, the Company records patient receivables in its consolidated balance sheets. Patient receivables represent amounts patients owe Affiliated Practices, as calculated under the Company’s revenue recognition policy, as discussed below. They reflect amounts yet to be received after being recognized as patient revenue. These amounts are expected to be collected within twelve months. Because the Company now consolidates Affiliated Practices, the Company no longer records service fees receivable in its consolidated balance sheets, including the current and financed practice-related expense portion of service fees receivable.

      (b) Advances to Affiliated Practices and Amounts Payable to Affiliated Practices. Effective January 1, 2004, the Company does not record in its consolidated balance sheets cash advances to Affiliated Practices against future distributions. Because the Company now consolidates Affiliated Practices, at January 1, 2004, the Company made the following adjustments with respect to advances to Affiliated Practices: (A) eliminated advances to Affiliated Practices that related to cash advances to Affiliated Practices against future distributions, (B) reclassified advances related to amounts due under Service Agreements with Non-Performing Practices to assets associated with Non-Performing Practices (which are reflected in “Other assets” in the table above), and (C) eliminated advances to Affiliated Practices related to amounts due under Service Agreements. The Company will continue to record receivables and payables related to short-term differences between amounts distributed as monthly or biweekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements, until those amounts are trued up.

     (c) Goodwill and Identifiable Intangibles. Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, the Company accounts for affiliations with practices as business combinations and therefore was required to reclassify identifiable intangible assets related to Service Agreements as goodwill. Prior to the Company’s adoption of FIN 46R, it recorded these amounts as identifiable intangible assets and amortized these assets. Also, as of January 1, 2004, the Company reclassified identifiable intangible assets related to Non-Performing Practices into “Assets associated with Non-Performing Practices,” because the Company does not consolidate these practices. (See Note 5.) The Company continues to amortize these assets. Goodwill is not amortized but is tested for impairment under provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of the Company’s adoption of FIN 46R, the Company determined that an interim impairment test was required under SFAS No. 142. Accordingly and with the assistance of an outside consultant, the Company determined that no impairment was warranted as of the test date. However, the Company’s fair value assessment is sensitive to a decrease in the market price of OCA common stock. As a result, if the market price per share of OCA common stock were to decrease materially, it could result in an impairment of all or a portion of the carrying value of goodwill. See Note 4 “Identifiable Intangible Assets and Goodwill.”

     (d) Deferred Revenue and Service Fee Prepayments. Effective January 1, 2004, the Company records deferred revenue in its consolidated balance sheets. Deferred revenue represents amounts received prior to the recognition of the related patient revenue. The Company no longer records related service fee prepayments in its consolidated balance sheets.

     (e) Cumulative effect of change in accounting principle. As a result of adopting FIN 46R, the Company recorded a cumulative effect charge of $74.7 million, net of income tax benefit of $41.4 million, which was affected by items discussed above. The pre-tax charge was primarily due to the change in the Company’s revenue recognition policy, a reclassification of certain advances to Affiliated Practices as amounts retained by practitioners as described above and reversal of previously-recorded amortization of identifiable intangible assets for the period following adoption of SFAS No. 142.

Summary of Significant Accounting Policies

     For a summary of our significant accounting policies, see OCA’s Annual Report on Form 10-K for the year ended December 31, 2003. New accounting policies resulting from the adoption of FIN 46R are outlined below.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Orthodontic Centers of America, Inc. and its wholly- and majority-owned subsidiaries and entities required to be consolidated pursuant to FIN 46R. Patient revenue is presented in the accompanying condensed consolidated statements of income (loss) because the Company consolidates the assets, liabilities, equity and financial results of the Affiliated Practices (other than Non-Performing Practices) for financial reporting purposes. All significant intercompany accounts and transactions, including service fees, have been eliminated in consolidation.

Revenue Recognition

     The Company generally recognizes patient revenues related to services provided to patients on a straight-line basis over the term of treatment (which typically averages about 25 months). Revenues related to teeth retention appliances, commonly known as retainers, are recognized in the final month of treatment when braces are removed and retainers are provided to the patients, in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

Amounts Retained by Practitioners

     Amounts retained by practitioners represents amounts retained in accordance with contractual terms of the Service Agreements. Amounts retained by practitioners includes cash advances provided to practitioners to fund certain practice-related matters or to provide practices with unsecured financing which will be repaid from future distributions and which are reflected as an expense in the period such amounts are advanced. Amounts retained by practitioners are reduced by repayments in the period in which repaid. On a monthly or biweekly basis, the Company generally distributes cash draws to practitioners that are intended to approximate calculated amounts retained by the practitioners under their Service Agreements. At the end of each quarter, the Company calculates amounts the practitioners are entitled to retain in accordance with the Service Agreements. The Company then records a receivable or payable, as applicable, for any overpayment or underpayment. To the extent amounts are payable to the Company, the Company generally reduces the next monthly or biweekly draw to the practitioners.

Patient Receivables

     Effective January 1, 2004, patient receivables represent amounts owed from patients of our affiliated practices, as calculated under the Company’s revenue recognition policy. The Company provides an allowance for uncollectible amounts based upon a percentage estimate of patient receivables that may not be collected by our affiliated practices. The allowance percentage is determined based on the Company’s historical experience in collecting patient receivables on behalf of the Affiliated Practices and write-off experience.

Deferred Revenue

     Deferred revenue represents down payments, prepayments and other cash received under patient contracts prior to the related services being provided by Affiliated Practices. The Company defers recognition of such amounts until they are recognized under the Company’s revenue recognition policy.

Goodwill and Identifiable Intangibles

     Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, the Company accounts for affiliations with Affiliated Practices as business combinations and has reclassified identifiable intangible assets as goodwill. Prior to the adoption of FIN 46R, the Company amortized the identifiable intangible assets over the lesser of the expected life of the Service Agreement or 25 years. See Note 4 for a discussion of the Company’s goodwill and results of its interim impairment tests performed in connection with the Company’s adoption of FIN 46R.

Segment Reporting

     Operating segments are components of a business enterprise that its chief operating decision maker (“CODM”) applies his decisions to allocate the resources to its different segments and to make assessments on their performances. The Company’s CODM, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is OCA’s Chief Executive Officer. The CODM assesses the performance of the Company based on revenues and overall profitability. By this definition, the Company operates only in one operating segment: the providing of purchasing, financial, marketing, administrative and other business services under Service Agreements to Affiliated Practices operated by orthodontists and pediatric dentists and/or their wholly-owned professional entities.

3. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consisted of the following as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(in thousands)
Leasehold improvements	$78,985	$75,664
Furniture, fixtures and equipment	70,174	68,712

	149,159	144,376
Less accumulated depreciation and amortization	58,399	54,918

Property, equipment and improvements, net	$90,760	$89,458

     Depreciation expense on property, equipment and improvements was $3.8 million and $3.5 million for the three months ended March 31, 2004 and 2003, respectively.

4. IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

     The consolidation provisions under FIN 46R requires that the Company treat affiliations with Affiliated Practices (other than Non-Performing Practices) as business combinations for financial reporting purposes from commencement of the affiliation. As a result, upon adoption of FIN 46R, the Company reclassified these identifiable intangible assets to goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, not be amortized, but instead be tested for impairment by measuring the reporting unit at fair value. SFAS No. 142 requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. The Company performs its annual impairment analysis during the second quarter of its fiscal year. The Company’s adoption of FIN 46R resulted in significant changes to its condensed consolidated balance sheet and qualified as a significant event warranting an interim goodwill impairment test. The fair value of the reporting unit was determined with the assistance of a third party advisor. The Company determined that goodwill was not impaired. As of December 31, 2003, the Company’s goodwill related solely to the OrthAlliance merger.

5. NON-PERFORMING PRACTICES

     At March 31, 2004 and December 31, 2003, the Company recorded the following assets in its consolidated balance sheets related to the Non-Performing Practices (in thousands):

	March 31, 2004	December 31, 2003
Service fees receivables, net	$3,535	$3,535
Advances to affiliated practices, net	6,488	4,287
Notes receivable	—	199
Property, equipment and improvements, net	2,935	2,699
Identifiable intangible assets, net	19,021	15,962

Total	$31,979	$26,682

     OCA has commenced litigation and/or taken other actions to recover the amounts due to OCA from these practices. The Company established an allowance for these amounts in the amount of $2.2 million at March 31, 2004 and $2.3 million at December 31, 2003.

6. DEBT

     The Company has a $125.0 million credit facility comprised of a $100.0 million revolving line of credit and a $25.0 term loan. At March 31, 2004, approximately $79.6 million was outstanding on the revolving line of credit and $14.4 million under the term loan. The credit facility requires the Company to maintain certain financial and nonfinancial covenants under the terms of the agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The credit facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of OCA common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity. If the Company were to experience an event or matter that has, or is reasonably likely to have, a material adverse effect (as defined in the credit facility) on the Company, then the Company would be unable to borrow additional amounts under the credit facility without a waiver by its lenders or an amendment to the credit facility. The Company cannot assure you that it would be able to obtain such a waiver or amendment, which could have a material adverse impact on the Company’s liquidity and capital resources. At March 31, 2004, the Company was in compliance with the covenants and restrictions under the credit facility.

7. STOCK COMPENSATION ARRANGEMENTS

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees, primarily affiliated orthodontists, at fair value determined according to SFAS No. 123. The Company accounts for the incentive plans implemented in connection with the OrthAlliance merger in accordance with EITF Issue No. 96-18 and Issue No. 00-18. The Company accounts for its orthodontist stock purchase plan in accordance with EITF Issue No. 00-19.

	March 31,
	2004	2003
	(in thousands, except per share data)
Income before cumulative effect of change in accounting principal	$7,240	$14,905
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	145	149

Pro forma net income before cumulative effect of change in accounting principle	$7,095	$14,756

Income before cumulative effect of change in accounting principle per share:
Basic, as reported	$0.14	$0.30
Basic, pro forma	0.14	0.29
Diluted, as reported	0.14	0.30
Diluted, pro forma	0.14	0.29

8. INCOME TAXES

     The Company has deferred tax assets primarily relating to net operating loss carryforwards and the future tax benefit of the cumulative effect from the adoption of FIN 46R. The net operating loss carryforwards primarily relate to the cumulative effect of (A) a change in accounting method for recognizing revenue for income tax purposes previously approved by the Internal Revenue Service (“IRS”) and (B) a change in accounting method related to applicable class lives for certain long-lived assets. The Company expects that the remaining net operating loss carryforwards will substantially offset the Company’s income tax liability in 2004. If the net operating loss carryforwards are not used, they will expire between 2017 and 2023.

9. STOCKHOLDER RIGHTS PLAN

     On March 3, 2004, OCA’s Board of Directors adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right per outstanding share of common stock, payable to all stockholders of record as of March 3, 2004. The rights were distributed as a non-taxable dividend and will expire on March 2, 2014. The rights will automatically trade with OCA’s underlying common stock and no separate preferred stock certificates will be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 20% or more of OCA’s common stock. If a person or group acquires or commences a tender offer for 20% or more of OCA’s common stock, each holder of these rights, except the acquirer, will be entitled to exercise a right for one one-thousandth of a share of OCA’s newly-created Series A Junior Participating Preferred Stock at an exercise price of $40.00 or a number of shares of OCA’s common stock equal to twice the exercise price of the rights divided by the market value of OCA’s common stock at the time of such acquisition. In addition, in the event of certain business combinations, the rights permit their holders to purchase the number of shares of the acquirer’s common stock equal to twice the exercise price of the rights divided by the market value of the acquirer’s common stock at the time of such acquisition. OCA’s Board of Directors may terminate the rights plan at any time or redeem the rights for $0.00001 per right at any time before a person acquires 20% or more of OCA’s common stock.

10. NET INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is performed using the treasury stock method. Computations of basic and diluted earnings (loss) per share are presented below:

	Three months ended
	March 31,
	2004	2003
	(in thousands)
Numerator:
Net income (loss) for basic and diluted earnings (loss) per share	$(67,421)	$14,905

Denominator:
Denominator for basic earnings per share	50,070	50,197
Effect of dilutive securities	—	205

Denominator for diluted earnings per share	50,070	50,402

     No options to purchase shares of OCA’s common stock were included in the computation of diluted loss per share for the three months ended March 31, 2004, because the effects would have been anti-dilutive. Options to purchase 172,185 shares of common stock at price ranging from $2.75 to $7.28 were outstanding at March 31, 2003 but not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because the options exercise prices were greater that the average market price of the common stock. The options expire between 2009 and 2012.

11. CONTINGENCIES

OrthAlliance Related Litigation

     Before OCA entered into the merger agreement with OrthAlliance in 2001, it anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. At March 31, 2004, 53 OrthAlliance affiliated practices were parties to actions against OrthAlliance that were pending in courts in a number of states. One OrthAlliance affiliated practice filed suit against OrthAlliance in the first quarter of 2004. In addition, another 33 OrthAlliance affiliated practices had not filed lawsuits against OrthAlliance but had ceased paying service fees to OrthAlliance at March 31, 2004.

     OrthAlliance has successfully resolved disputes with a number of non-performing OrthAlliance affiliated practices that were engaged in litigation with it and/or had ceased paying service fees. From January 1, 2002 to March 31, 2004, OrthAlliance engaged in the following transactions with non-performing OrthAlliance affiliated practices:

•	12 practices agreed to buy out of their Service Agreements with OrthAlliance by paying OrthAlliance to terminate their affiliation with OrthAlliance;

•	six practices transitioned their practice to another affiliated practice;

•	nine practices amended their Service Agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance; and

•	nine practices entered into other amendments to their Service Agreements and continued to be affiliated with OrthAlliance.

     Based on the Company’s experience in favorably resolving some of the lawsuits filed by OrthAlliance affiliated practices and discussions with some of the other OrthAlliance affiliated practices who are parties to pending litigation or their representatives, the Company currently believes that some of these practices will settle their lawsuits by paying OrthAlliance an amount of cash in exchange for termination or modification of their Service Agreement with OrthAlliance, depending upon the parties’ ability to reach an agreement as to the amount to be paid. The Company cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. The Company also cannot, at this time, predict the outcome of these lawsuits or assure you that OrthAlliance will prevail in any of them, nor can the Company estimate with reasonable certainty at this time the amount of damages that OrthAlliance might incur or receive in these actions.

     On March 1, 2004, the U.S. District Court for the Western District of Washington ruled on the plaintiffs’ motion for summary judgment in a lawsuit filed against OrthAlliance by two practitioners. The court held that the overall relationship between OrthAlliance and the orthodontic practices violated a Washington statute governing the corporate practice of dentistry and that OrthAlliance’s Service Agreements with the practices, and the employment agreements between the orthodontists and their professional corporations were illegal. The court dismissed the orthodontists’ other claims and OrthAlliance’s counterclaims, and no damages were awarded to any party. The court relied on a series of Washington state court decisions to look beyond the express terms of the contracts, which the court viewed to be legal on their face, to the court’s view of the underlying effect and purpose of the contracts. OrthAlliance filed notice of appeal of the ruling in this case on March 4, 2004 and believes that it has meritorious grounds to overturn this ruling on appeal.

     On April 23, 2004, the U.S. District Court for the Northern District of Texas ruled on the plaintiffs’ motion for summary judgment in a lawsuit filed by eight practitioners against OrthAlliance, which was consolidated with the case captioned Penny v. OrthAlliance, Inc. Consistent with the court’s prior ruling in the Penny case, the court held that, when construed together, the purchase agreements and Service Agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices violated Texas statutes prohibiting the unauthorized practice of dentistry and were therefore invalid. No damages were awarded to any party. OrthAlliance appealed the Penny ruling on January 21, 2004, but this ruling has not yet been certified for appeal. OrthAlliance believes that it has meritorious grounds to overturn the Penny ruling on appeal.

     On April 26, 2004, the U.S. District Court for the District of Colorado ruled on the parties’ motions for summary judgment in a lawsuit filed by two practitioners against OrthAlliance. The court granted OrthAlliance’s motion for summary judgment dismissing the plaintiffs’ claim of fraud and negligent misrepresentation. The court also granted the plaintiffs’ motion for summary judgment, holding that the purchase agreements and Service Agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices were illegal and that the covenants not to complete within the agreements were unenforceable. The court found that the overall relationship between OrthAlliance and the orthodontic practices violated Colorado statutes prohibiting the unauthorized practice of dentistry and were therefore illegal. No damages were awarded to any party.

     On May 11, 2004, a jury rendered a verdict in favor of two orthodontic practices on a breach of contract claim in a lawsuit filed against OrthAlliance in the U.S. District Court for the Northern District of Georgia. The lawsuit was originally filed in September 2001. OrthAlliance had also filed a counterclaim against the plaintiffs in the action. Two other plaintiffs that were part of the action settled their claims with OrthAlliance prior to the trial. Also prior to the trial, the court granted OrthAlliance a partial summary judgment denying the plaintiffs any claim to damages. At trial, the plaintiffs alleged and the jury found that, prior to the Company’s acquisition of OrthAlliance in November 2001, OrthAlliance breached the terms of the plaintiffs’ Service Agreements. The jury did not award OrthAlliance damages. The verdict resulted in termination of the plaintiffs’ service agreements. OrthAlliance intends to appeal this decision.

     Each of these rulings was limited to the plaintiffs in those particular cases and the laws of the particular states in which the practices were located, and do not apply to the enforceability of Service Agreements or employment agreements with any other practices. These rulings did not have a material effect on the Company’s results of operation or financial condition.

Securities Class Action

     On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against OCA and Bartholomew F. Palmisano, Sr., OCA’s Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., OCA’s Chief Operating Officer, and Thomas J. Sandeman, OCA’s then Chief Financial Officer. Similar actions were filed in the same court by other plaintiffs. On August 28, 2003, the lawsuits were consolidated and John A. Matis, Trustee was appointed as lead plaintiff. The consolidated action purported to be filed as a class action on behalf of the plaintiffs and other purchasers of shares of our common stock from November 14, 2002 to March 18, 2003, and alleged that OCA and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading. On April 6, 2004, the court granted OCA’s motion and ordered that the lawsuit be dismissed. The court found that the plaintiffs had failed to state a claim that OCA or its officers violated federal securities laws. On May 6, 2004, the court entered a judgment dismissing the case. The plaintiffs have indicated that they will not appeal the court’s ruling on the motion to dismiss.

General

     Because litigation is inherently uncertain, the Company cannot assure you that it or its subsidiaries will prevail in any of these or other lawsuits, nor can the Company estimate with reasonable certainty the amount of damages it might incur or the amount of any award it might receive. The Company and its subsidiaries and Affiliated Practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of their business. Regardless of the outcome of such litigation and proceedings, they could be costly, time-consuming and could divert the time and attention of the Company’s senior management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the financial condition of Orthodontic Centers of America, Inc. (“we”, “our” or “OCA”) at March 31, 2004, and our results of operations for the three months ended March 31, 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Report.

OVERVIEW

     Founded in 1985, OCA is the leading provider of business services to orthodontic and pediatric dental practices. At March 31, 2004, OCA was affiliated with 363 practices located throughout the United States and parts of Japan, Spain, Puerto Rico and Mexico. We provide affiliated practices with a full range of business, operational and marketing services as well as complementary Internet-based proprietary information systems and capital for growth. We provide our services to affiliated practices under a service, consulting or management service agreement (“Service Agreement”), with terms that usually range from 20 to 25 years.

     The total number of affiliated practices excludes 61 orthodontic and pediatric dental practices that were engaged in litigation with us and had ceased paying service fees to us, but includes 40 other practices that were not engaged in litigation with us but which had ceased paying service fees to us. At March 31, 2004, we had generally ceased to record patient revenue for each of such practices (“Non-Performing Practices”). We were also engaged in litigation with one practice for which we were still or its subsidiary recording patient revenue because this practice was still paying service fees to us at March 31, 2004.

     The Service Agreements provide that the affiliated practices will pay OCA or its subsidiary monthly service fees, generally based upon a percentage of the practices’ operating profit or practice revenue and reimbursement of practice-related expenses. Excluding reimbursement of practice-related expenses, our service fees generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue. Affiliated practices reimburse us for practice-related expenses that we incur on their behalf, including costs to treat patients of the affiliated practices. These practice-related expenses are recorded in our consolidated statements of income (loss) when incurred. Our affiliated practices generally incur approximately 30%-35% of their total costs to treat a patient in the first month of the patient’s treatment.

     We believe that the dollar amount of new patient contracts of our affiliated practices is the greatest predictor of our future patient revenue. During the three months ended March 31, 2004, our affiliated practices generated new patient contracts totaling $176.4 million, which we expect to provide us with a future stream of patient revenue and cash flow.

ADOPTION OF FIN 46R

     We have made a number of changes in our accounting and financial statement presentation effective as of January 1, 2004, in connection with our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R was issued by the FASB in December 2003 and replaced Interpretation No. 46 (“FIN 46”), which was issued by the FASB in January 2003.

     FIN 46R requires that we consolidate the assets, liabilities, equity and financial results of certain entities (known as variable interest entities or VIEs) if we are the primary beneficiary of the VIEs. Under FIN 46R, we are the primary beneficiary of a VIE if we absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE.

     In connection with our required adoption of FIN 46R effective January 1, 2004, we evaluated our contractual and economic relationships with affiliated practices, including an economic analysis of these relationships with the assistance of third party consultants. We concluded that the affiliated practices are VIEs for purposes of FIN 46R. We also concluded that we are the primary beneficiary of the affiliated practices (other than Non-Performing Practices) for purposes of FIN 46, in that we absorb a majority of the affiliated practices’ expected losses and/or receive a majority of the affiliated practices’ expected residual returns, as a result of contractual or other financial interests in the affiliated practices.

     Accordingly, effective January 1, 2004, we are consolidating the assets, liabilities, equity and financial results of our affiliated practices (other than Non-Performing Practices) in our consolidated financial statements. We did not consolidate the affiliated practices for financial reporting purposes prior to January 1, 2004, in accordance with EITF Issue No. 97-2. These changes resulted in a cumulative effect of change in accounting principle charge of $74.7 million (net of an income tax benefit of $41.4 million), which was recorded during the three months ended during March 31, 2004.

     We believe that the changes required under FIN 46R will enhance the transparency and clarity of our financial reporting. With these changes, our reported earnings should more closely reflect the net cash provided by operating activities reported on our consolidated statements of cash flows. These changes are described in more detail below and in the notes to our consolidated financial statements included in this Report.

     Briefly, these changes include the following, effective as of January 1, 2004:

•	Patient revenue. We now record patient revenue under patient contracts between affiliated practices and their patients, rather than the fee revenue portion that represented our service fees because we are now consolidating affiliated practices for financial reporting purposes.

•	Amounts retained by practitioners. The portion of patient revenue that is retained by practitioners is now reflected as an expense in our consolidated statements of income (loss).

•	Revenue recognition. We now reflect our affiliated practices’ patient activity in our consolidated financial statements. As a result, we now recognize patient revenue based upon a straight-line allocation of patient contract balances over the term of treatment (which averages about 25 months), except that a portion relating to retainers will be recognized in the final month of treatment when braces are removed and retainers are provided to patients, in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This eliminates the recognition of revenue related to retainers over the term of treatment, which resulted in increasing amounts of unbilled service fees receivable under our prior revenue recognition policy.

•	Patient receivables. We now record patient receivables owed to affiliated practices under their patient contracts because we now consolidate affiliated practices for financial reporting purposes. We no longer record service fees receivable, including service fees receivable relating to retainers. This change will cause our patient receivables to more closely match the actual timing of billing and collection for retainers, which is typically in the final month of treatment. We also no longer record the financed practice-related expense portion of service fees receivable. The impact of these expenses on our statements of income (loss) will more closely reflect the timing of payment and reimbursement for these expenses.

•	Identifiable intangibles and goodwill. We now record amounts paid to practices to affiliate or amend Service Agreements as goodwill, rather than identifiable intangibles. As a result, we will test goodwill for impairment rather than record amortization expense relating to our intangible investments in Service Agreements.

•	Advances to practitioners. We now record cash advances to practitioners during the start-up or expansion phase of a new center as expenses when incurred (in the line item “Amounts retained by practitioners”), rather than as a receivable. These primarily related to funding of compensation and additional funding related to the practices. Repayment of the cash advances will now reduce amounts retained by practitioners during the period in which the advance is repaid. This change will result in the earnings impact of these advances more closing tracking the actual timing of the advance and repayment.

     Our adoption of FIN 46R and consolidation of affiliated practices for financial reporting purposes did not change our business practices, nor did it change our legal and contractual relationships with affiliated practices. We continue to provide high-quality business services to orthodontic, pediatric dental and other practices under service and consulting agreements. We do not have any ownership interest in our affiliated practices and we do not employ the orthodontists, dentists or other practitioners in the affiliated practices. The patients who are parties to patient contracts with affiliated practices remain the patients of the affiliated practices.

     Consolidated Statements of Income (Loss). The following table provides components of certain information in our condensed consolidated statements of income (loss) for the three months ended March 31, 2004 and 2003, and for the three months ended March 31, 2003 on a pro forma basis, as if our adoption of FIN 46R was effective on January 1, 2003.

		Non-Performing
	Base Practices (1)	Practices (2)	Total
Three months ended March 31, 2004:
(As reported)
Patient revenue	$110,620	$278	$110,898
Direct expenses (3)	81,184	321	81,505
General and administrative expense (3)	12,940	—	12,940
Depreciation and amortization (3)	3,791	190	3,981

Operating income (loss) (3)	$12,705	$(233)	$12,472

Three months ended March 31, 2003:
(As reported)
Fee revenue	$90,634	$10,005	$100,639
Direct expenses (3)	47,611	8,031	55,642
General and administrative expense (3)	11,204	1,745	12,949
Depreciation and amortization (3)	5,719	239	5,958
Asset impairments	—	703	703

Pro forma operating income (loss) (3)	$26,100	$(713)	$25,387

Three months ended March 31, 2003:
(Pro forma)(4)
Patient revenue	$100,777	$12,140	$112,917
Direct expenses (3)	74,680	8,706	83,386
General and administrative expense (3)	11,187	1,569	12,756
Depreciation and amortization (3)	3,483	239	3,722
Asset impairments	—	703	703

Pro forma operating income(3)	$11,427	$923	$12,350

(1)	Represents operating results attributable to affiliated practices for which we were recording patient revenue as of March 31, 2004 (“Base Practices”).

(2)	Represents operating results attributable to affiliated practices during the three months ended March 31, 2004 and 2003 for which we recorded patient revenue or fee revenue during the respective period but for which we had ceased to record patient revenue at March 31, 2004 (“Non-Performing Practices”).

(3)	For purposes of this table only, in determining the expenses and operating income for the Base Practices and the Non-Performing Practices presented in this table, we allocated all of our corporate overhead costs during the period to the Base Practices.

(4)	Presented on a pro forma basis as if our change in accounting principle pursuant to FIN 46R was effective as of January 1, 2003.

     Consolidated Balance Sheets. The table below provides the impact to our condensed consolidated balance sheet at January 1, 2004, including elimination of intercompany transactions, as a result of the adoption of FIN 46R (in thousands).

	OCA	Impact of
	Balance Sheet	Adopting FIN 46R		Consolidated
Cash and cash equivalents	$7,391	$—		$7,391
Patient receivables, net	—	117,942	(a)	117,942
Current portion of service fees receivable, net	96,720	(96,720	) (a)	—
Current portion of advances to practitioners, net	16,544	(7,526	) (b)	9,018
Other current assets	62,051	—		62,051

Total current assets	182,706	13,696		196,402
Financed practice-related expenses portion of service fees receivable	51,558	(51,558	) (a)	—
Advances to practitioners, less current portion, net	12,921	(12,921	) (b)	—
Assets associated with non-performing practices	26,682	4,624		31,306
Deferred income taxes	—	41,420		41,420
Property, equipment and improvements, net	89,458	—		89,458
Identifiable intangible assets, net	201,163	(201,163	) (c)	—
Goodwill	87,641	202,804	(c)	290,445
Other assets	13,547	—		13,547

Total assets	$665,676	$(3,098)		$662,578

Accounts payable	$8,985	$—		$8,985
Accrued salaries and other current liabilities	13,977	—		13,977
Amounts payable to practitioners	5,373	—		5,373
Service fee prepayments	1,157	(1,157	) (d)	—
Deferred revenue	—	89,060	(d)	89,060
Current portion of debt and notes payable	10,455	—		10,455

Total current liabilities	39,947	87,903		127,850
Deferred income tax liability	41,268	(16,340)		24,928
Notes payable to practitioners, less current	4,050	—		4,050
Long-term debt	87,724	—		87,724
Shareholders’ equity	492,687	(74,661	) (e)	418,026

Total liabilities and shareholders’ equity	$665,676	$(3,098)		$662,578

     The following discusses the more significant adjustments on certain line items of our condensed balance sheet as a result of adopting FIN 46R.

     (a) Patient Receivables and Service Fee Receivables. Effective January 1, 2004, we record patient receivables in our consolidated balance sheets. Patient receivables represent amounts patients owe affiliated practices, as calculated under our revenue recognition policy. They reflect amounts yet to be received after being recognized as patient revenue. We no longer record service fees receivable in our consolidated balance sheets, including the current and financed practice-related expense portion of service fees receivable.

     (b) Advances to Practitioners and Amounts Payable to Practitioners. Effective January 1, 2004, we do not record in our condensed consolidated balance sheets cash advances to affiliated practices against future distributions. At January 1, 2004, we made the following adjustments with respect to advances to affiliated practices: (A) eliminated advances to affiliated practices that related to cash advances to affiliated practices against future distributions, (B) reclassified advances related to amounts due under Service Agreements with Non-Performing Practices to assets associated with Non-Performing Practices (which are reflected in “Other assets” in the table above), and (C) eliminated advances to affiliated practices related to amounts due under Service Agreements. We will continue to record receivables and payables related to short-term differences between amounts distributed as monthly or biweekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements, until those amounts are trued up.

     (c) Goodwill and Identifiable Intangibles. Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, we account for affiliations with practices as business combinations and therefore are required to reclassify identifiable intangible assets related to Service Agreements as goodwill. Prior to the adoption of FIN 46R, we recorded these amounts as identifiable intangible assets and amortized these assets. Also, as of January 1, 2004, we reclassified identifiable intangible assets related to Non-Performing Practices into “Assets associated with Non-Performing Practices,” because we do not consolidate these practices. We continue to amortize these assets. Goodwill is not amortized but is tested for impairment under provisions of SFAS No. 142. As a result of our adoption of FIN 46R, we determined that an interim impairment test was required under SFAS No. 142. Accordingly and with the assistance of an outside consultant, we determined that no impairment was warranted as of the test date. However, our fair value assessment is sensitive to a decrease in the market price of OCA common stock. As a result, if the market price per share of OCA common stock were to decrease materially, it could result in an impairment of all or a portion of the carrying value of goodwill.

     (d) Deferred Revenue and Service Fee Prepayments. Effective January 1, 2004, we record deferred revenue in our consolidated balance sheets. Deferred revenue represents amounts we receive prior to recognition of the related patient revenue. We no longer record service fee prepayments on our consolidated balance sheets.

     (e) Cumulative effect of change in accounting principle. As a result of adopting FIN 46R, we recorded a cumulative effect charge of $74.7 million, net of income tax benefit of $41.4 million, which was affected by items discussed above. The pre-tax charge was primarily due to the change in our revenue recognition policy, a reclassification of certain advances to Affiliated Practices as amounts retained by practitioners as described above and reversal of previously-recorded amortization of identifiable intangible assets for the period following adoption of SFAS No. 142.

PRACTICE COLLECTIONS

     Our financial success is dependent on the financial success of our affiliated practices. We generally collect patient fees from patients and third-party payors on behalf of affiliated practices. The following chart illustrates the increases in patient fees collected by affiliated practices by quarter beginning in the first quarter of 2001. The graph also illustrates the growth in collections of patient fees by Base Practices that have remained in our system since our acquisition of OrthAlliance in November 2001. The graph also illustrates the effect of the Non-Performing Practices on total patient fees collected by affiliated practices since our acquisition of OrthAlliance, as collections included for Non-Performing Practices (most of which were OrthAlliance affiliated practices) steadily declined following the first quarter of 2002 until they neared zero in the first quarter of 2004.

Patient Fees Collected by Practices (1)

(dollars in millions)

(1)	These amounts reflect patient fees collected from patients or third party payors by or on behalf of affiliated practices during the respective periods. These amounts do not represent our fee revenue or patient revenue, which are determined in accordance with our revenue recognition policy. These amounts do not include any collections by Non-Performing Practices after we cease recording fee revenue or patient revenue for the practices.

(2)	Represents patient fees collected by or on behalf of affiliated practices for which we were recording patient revenue as of March 31, 2004 (“Base Practices”).

(3)	Represents patient fees collected by or on behalf of affiliated practices for which we recorded fee revenue or patient revenue during the respective periods but for which we had ceased to record revenue at March 31, 2004 (“Non-Performing Practices”). Accordingly, we ceased to include collections by Non-Performing Practices in the graph above after we ceased recording fee revenue or patient revenue for the practices.

(4)	Represents total patient fees collected by Base Practices and Non-Performing Practices during the periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     OCA’s management is required to make estimates and assumptions in the preparation of the financial statements in accordance with accounting principles generally accepted in the United States. The following are critical accounting policies that resulted from our adoption of FIN 46R effective January 1, 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003 for information about other critical accounting policies. These policies are important in portraying our financial condition and results of operations, and require management’s difficult, subjective or complex judgments due to the sensitivity of the methods, assumptions and estimates used in preparing our consolidated financial statements. Actual results may differ from these estimates under different assumptions and estimates.

Consolidation

     FIN 46R requires the consolidation of entities known as variable interest entities or VIEs when an enterprise absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE. Management must make assessments whether our affiliated practices are VIEs and whether we hold a controlling financial interest in the VIEs, as determined under FIN 46R. Accordingly, we will consolidate the assets, liabilities, equity and financial results of those affiliated practices in our consolidated financial statements if we determine that we do hold a controlling financial interest. We are required to reevaluate whether or not we consolidate our VIE’s when a reconsideration event occurs. We do not consolidate the assets, liabilities, equity and financial results of the Non-Performing Practices.

     The laws of each of the jurisdictions in which we operate prohibit us from owning orthodontic or pediatric dental practices. We enter into exclusive long-term Service Agreements with practitioners and professional entities that operate orthodontic and pediatric dental practices. We do not have any ownership interest in affiliated practices and we do not employ the orthodontists, dentists or other practitioners in the affiliated practices. The patients who are parties to patient contracts with affiliated practices remain the patients of the affiliated practices.

Amounts Retained by Practitioners

     Amounts retained by practitioners represents amounts retained in accordance with contractual terms of the Service Agreements. Amounts retained by practitioners includes cash advances provided to practitioners to fund certain practice-related matters or to provide practices with unsecured financing which will be repaid from future distributions and which are reflected as an expense in the period such amounts are advanced. Amounts retained by practitioners are reduced by repayments in the period in which repaid. On a monthly or biweekly basis, we generally distributes cash draws to practitioners that are intended to approximate calculated amounts retained by the practitioners under their Service Agreements. At the end of each quarter, we calculate amounts the practitioners are entitled to retain in accordance with the Service Agreements. We then record a receivable or payable, as applicable, for any overpayment or under payment. To the extent amounts are owed to us, we generally reduce the next monthly or biweekly draw to the practitioners.

Advances to Affiliated Practices

     We apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” when assessing advances to affiliated practices and amounts retained by affiliated practices. Accordingly, we do not record cash advances against future distributions to affiliated practices in our consolidated financial statements as advances to affilated practices. Such amounts are recorded as an expense, in amounts retained by affiliated practices, in the period in which the distributions are made. However, as these amounts are repaid from future earnings of the Affilated Practices, we record the amounts as a reduction of amounts retained by affiliated practices. We record as advances to practitioners or amounts payable to practitioners the short-term differences between amounts distributed as monthly or bi-weekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements.

Revenue Recognition and Realization of Patient Receivables

     We generally recognize patient revenues related to services provided to patients on a straight-line basis over the term of treatment (which typically averages about 25 months). Revenues related to teeth retention appliances, commonly known as retainers, are recognized in the final month of treatment when braces are removed and retainers are provided to the patients, in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

     Patient receivables represent amounts owed by patients or third-party payors to our affiliated practices, as calculated under our revenue recognition policy. In addition, in some instances, management is required to estimate patient receivables from certain of our affiliated practices based upon information provided by those affiliated practices. Management provides an allowance for uncollectible amounts based upon a percentage estimate of patient receivables that may not be collected by our affiliated practices. The allowance percentage is determined based upon our experience in collecting patient receivables on behalf of affiliated practices. Management’s estimates may change based on future conditions and circumstances.

Recoverability of Assets Related to Non-Performing Practices

     At March 31, 2004, we had approximately $32.0 million of assets recorded in our condensed consolidated balance sheets associated with Non-Performing Practices, which consisted of $19.0 million of identifiable intangible assets, $2.9 million of property, equipment, and improvements, net of accumulated amortization and depreciation, and $10.0 million of service fees receivable and advances to affiliated practices, net of allowances for uncollectible amounts. The assessment of the recoverability of these assets is complex and requires significant judgment by management due to certain factors, primarily the uncertainty of litigation, evaluation of the outcome of pending litigation, the lack of financial information provided to us from these practices, the uncertainty of these practices fulfilling their contractual obligations to us and estimated amounts expected to be received from these practices under terms of their Service Agreements. Management estimates the amounts to be received from these practices using historical data, experience in resolving these situations and the practitioner’s willingness to resolve the matter. Management has favorably resolved some of the lawsuits filed by OrthAlliance where these practices have paid us cash in excess of the net book value of the assets attributable to these practices. We have established allowances on certain amounts due from these practices and believe the net amounts recorded are realizable as of March 31, 2004. In addition, we believe that we may receive cash in excess of the net book value of the assets attributable to these practices; however, adverse results from litigation could significantly affect the recoverability of these assets and may require us to write off these assets in the future.

SERVICE AGREEMENTS WITH AFFILIATED PRACTICES

     We provide business services to an affiliated practice under an agreement with an affiliated orthodontist or pediatric dentist and/or his or her wholly-owned professional entity. The form of agreement used for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used. The terms of the Service Agreements typically range from 20 to 40 years, with most ranging from 20 to 25 years.

     The Service Agreements generally provide for monthly service fees based upon a percentage of the practice’s operating profit or practice revenue and reimbursement of practice-related expenses. Excluding reimbursement of practice-related expenses, these service fees generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue.

ORTHALLIANCE AFFILIATED PRACTICES

     In November 2001, OrthAlliance became our wholly-owned subsidiary. Before we entered into the merger agreement with OrthAlliance, we anticipated that a number of OrthAlliance practices would oppose the merger because of disappointment with OrthAlliance’s stock price, unwillingness to affiliate with a competing business services provider and perceived differences in the companies’ cultures and operating strategies. We factored these risks into the economics of the merger consideration. A number of OrthAlliance affiliated practices have filed lawsuits against OrthAlliance, alleging, among other things, that OrthAlliance breached their Service Agreements and that the agreements are illegal and unenforceable.

     During 2002, we established a settlement task force comprised of key members of our executive management team to focus on potential settlements of litigation or disputes with OrthAlliance affiliated practices. At March 31, 2004, we were engaged in litigation with 53 OrthAlliance affiliated practices that have ceased paying service fees to us and for which we had generally ceased to record patient revenue. In addition, we were affiliated with another 33 OrthAlliance practices that have also ceased paying service fees to us and for which we had generally ceased recording patient revenue but that have not filed litigation at March 31, 2004. From January 1, 2002 to March 31, 2004, we engaged in the following transactions with OrthAlliance affiliated practices:

•	12 OrthAlliance affiliated practices agreed to buy out of their service or consulting agreements with OrthAlliance by paying us to terminate their affiliation with OrthAlliance;

•	six OrthAlliance affiliated practices transitioned their practice to another affiliated practice;

•	nine OrthAlliance affiliated practices amended their service or consulting agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance; and

•	nine OrthAlliance affiliated practices entered into other amendments to their service or consulting agreements and continued to be affiliated with OrthAlliance.

     None of the above transactions had a material effect on our financial statements.

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

SEASONALITY

     Historically, our affiliated practices typically experience higher patient case starts resulting in higher revenue during the summer months, when most children are not in school. During the fourth quarter, which includes the Thanksgiving and Winter Holiday season, our affiliated practices have experienced reduced volume.

RESULTS OF OPERATIONS

     As a result of adopting the provisions of FIN 46R, the presentation of our condensed consolidated statements of income (loss) for the three months ended March 31, 2004 and 2003 has changed. Our adoption of FIN 46R had a significant impact on our results of operations and financial condition and significantly impacts the comparability of our consolidated financial statements for prior periods. As a result, we have included in our discussion below a comparison of actual results for the first quarter of 2004 to pro forma results for the first quarter of 2003 assuming the adoption of FIN 46R was effective January 1, 2003.

     The following discussion provides an analysis of our results of operations for the three months ended March 31, 2004 and 2003. The following table provides information about (a) the percentage of patient revenue or fee revenue represented by certain items in our condensed consolidated statements of income (loss) for the periods indicated, (b) for those same items, the percentage of patient revenue for the three months ended March 31, 2003 calculated as if our adoption of FIN 46R was effective as of January 1, 2003, and (b) the percentage increase or decrease in those items from period to period:

	Three
	months		Pro Forma	Percentage
	ended		Three months	Increase/(Decrease)
	March 31,		ended
			March 31,	2004 to 2003	2004 to 2003
	2004	2003	2003 (1)	Actual	Pro forma
Patient revenue and fee revenue, respectively	100.0%	100.0%	100.0%	N/A	14.6%
Direct expenses:
Amounts retained by practitioners	29.5	—	24.6	N/A	17.8
Salaries and benefits	24.6	29.1	25.9	(7.0)%	(7.0)
Clinical supplies and lab fees	8.2	10.5	9.4	(13.7)	(13.7)
Rent	6.5	9.5	8.4	(24.4)	(24.4)
Marketing and advertising	4.7	6.2	5.5	(15.9)	(15.9)

Total direct expenses	73.5	55.3	73.8	46.5	(2.3)
General and administrative	11.7	12.9	11.3	(0.1)	1.4
Depreciation	3.4	3.5	3.1	(3.6)	7.3
Amortization	0.2	2.4	0.2	(93.0)	0.0
Asset impairments	—	0.7	0.6	N/A	N/A
Operating income	11.2	25.2	10.9	(50.9)	1.0
Income before income taxes and cumulative effect	10.3	23.8	9.5	(52.4)	5.8
Income before cumulative effect of change in accounting principle	6.5	14.8	5.9	51.4	8.5
Cumulative effect, net of income tax benefit	(67.3)	0.0	0.0	N/A	N/A

Net income (loss)	(60.8)	14.8	5.9	(552.3)	N/A

(1)	Presented on a pro forma basis as if our adoption of FIN 46R was effective as of January 1, 2003.

     Net Income (Loss). Net loss for the three months ended March 31, 2004 was $67.4 million compared to net income of $14.9 million for the same period in 2003. As previously discussed, we adopted FIN 46R on January 1, 2004 which required us to consolidate our affiliated practices. As a result, we recorded a cumulative effect of a change in accounting principle of $74.7 million, net of income tax benefit of $41.4 million.

     The following discusses the significant factors affecting net income (loss):

     Patient Revenue and Fee Revenue. The consolidation provisions of FIN 46R requires us to record patient revenue of our affiliated practices in our consolidated financial statements. Patient revenue is recognized on a straight-line basis over the term of the patient contract, except for a portion related to retainers, which is recognized in the final month of treatment when braces are removed and retainers are provided to the patient. Fee revenue represented amounts related to services provided to affiliated practices and recorded under our prior revenue recognition policy. Patient revenue for the three months ended March 31, 2004 was $110.9 million.

     On a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003, patient revenue slightly decreased to $110.9 million for the three months ended March 31, 2004 from $112.9 million for the three months ended March 31, 2003. The following factors affected our patient revenue for the two periods compared on a pro forma basis: (A) increase of $9.8 million, or 9.8%, in patient revenue from Base Practices and (B) decrease of $11.9 million, or 98.0%, in patient revenue from Non-Performing Practices for which we generally no longer recorded patient revenue at March 31, 2004. The increase of $9.8 million on a pro forma basis in patient revenue from Base Practices was primarily due to an increase in patient revenue growth of 12.6% for practices for which we recorded patient revenue throughout the three months ended March 31, 2004 and 2003, calculated as if our change in accounting principle occurred on January 1, 2003.

     At March 31, 2004, we were affiliated with 323 practices for which we were recording patient revenue, compared with 342 practices for which we were recording fee revenue at March 31, 2003. This represents a net reduction of 19 affiliated practices. Most of these practices were affiliated with OrthAlliance. We expect some continued fluctuations in patient revenue as OrthAlliance affiliated practices may buy out of their Service Agreements or stop paying service fees and providing certain financial information we use to compute patient revenue. However, certain practices that are not currently included in our results may begin utilizing our services and paying service fees in the future or may be transitioned to another practice. The decline in patient revenue from practices for which we discontinued recording revenue also contributed to a decline in direct expenses, as discussed below.

     Direct Expenses. Direct expenses include all operating costs of our affiliated practices, amounts retained by practitioners and expenses of our corporate office.

•	Amounts retained by practitioners represents amounts that have been retained by practitioners under the contractual terms of their Service Agreements. The consolidation provisions of FIN 46R requires us to record these amounts in our financial statements. Amounts retained by practitioners primarily includes compensation of owner practitioners and associate practitioner salaries.

•	Salaries and benefits includes payroll and benefits costs for employees at our corporate headquarters and affiliated centers (which do not include the orthodontists, dentists and other licensed professionals).

•	Clinical supplies and lab fees, which primarily represents the costs of bands, brackets, wires, retainers and other removable or fixed appliances and laboratory costs incurred in treating patients by our affiliated practices,

•	Rent expense, which primarily consists of costs of leasing office space, including common area maintenance charges, for our affiliated centers and corporate headquarters, and

•	Marketing and advertising expense, which represents costs associated with television, radio and print media advertising for affiliated practices.

     During the three months ended March 31, 2004, direct expenses increased $25.9 million, or 46.6%, to $81.5 million from $55.6 million for the same period in 2003. This overall increase during the three months ended March 31, 2004 was primarily due to amounts retained by affiliated practices. On a pro forma basis, calculated as if our adoption of FIN 46R and change in revenue recognition policy were effective as of January 1, 2003, direct expenses decreased $1.9 million, or 2.3%, to $81.5 million for the three months ended March 31, 2004 from $83.4 million for the three months ended March 31, 2003.

     Amounts retained by practitioners totaled $32.7 million, or 29.5% of patient revenue, for the three months ended March 31, 2004. On a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003, amounts retained by practitioners was $27.7 million, or 24.6% of patient revenue, for the three months ended March 31, 2003. The $4.9 million increase on a pro forma basis in amounts retained by practitioners during the three months ended March 31, 2004 was primarily due to the increase in patient revenue growth. The increase in amounts retained by practitioners as a percentage of patient revenue on a pro forma basis was primarily due to an increase in the profitability of certain affiliated practices, increased participation in our service fee rebate incentive program for higher revenue producing practices and the phase-out of corporate-level expense allocation among certain affiliated practices. Except for amounts retained by practitioners, all other direct costs decreased $6.8 million to $48.8 million for the three months ended March 31, 2004 from $55.6 million for the three months ended March 31, 2003. This decrease was primarily due to a net reduction in the number of affiliated practices for which we recorded direct expenses during the first quarter of 2004, as a result of practices that bought out of their Service Agreements or which we generally ceased to record fee revenue or patient revenue after March 31, 2003. Our adoption of FIN 46R did not affect our direct expenses other than amounts retained by affiliated practices.

     General and Administrative. General and administrative expense represents other costs incurred in the operation of our business, including costs for telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible amounts. During the three months ended March 31, 2004 and 2003, general and administrative expense was $12.9 million.

     Amortization. Amortization represents the amortization expense on our identifiable intangible assets. For the three months ended March 31, 2004, amortization expense was $0.2 million compared to $2.7 million for the same period in 2003. The decrease in amortization expense during the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to the adoption of FIN 46R. The consolidation provisions under FIN 46R required us, for financial reporting purposes only, to recognize affiliations with our affiliated practices (other than Non-Performing Practices) as a business combination, which resulted in us recording as goodwill the amount of affiliation payments to obtain or amend Service Agreements that exceed the fair value of tangible assets acquired. We do not amortize goodwill but test it for impairment under SFAS No. 142. We continue to amortize identifiable intangible assets associated with Non-Performing Practices.

     Asset impairments. During the three months ended March 31, 2003, we recorded impairments of approximately $0.4 million related to property, equipment and improvements for offices closed during 2003 and approximately $0.3 million related to intangible assets.

     Income Taxes. Our effective income tax rate was 36.5% for the three months ended March 31, 2004 and 37.8% for the three months ended March 31, 2003, respectively. We record a liability for matters of uncertainty or dispute with tax authorities as a component of deferred taxes. We assess this liability on a quarterly basis and reduced our effective rate during the three months ended March 31, 2004.

     Cumulative Effect. During the three months ended March 31, 2004, we recorded a cumulative effect of a change in accounting principle of $74.7 million, net of income tax benefit of $41.4 million, with respect to our adoption of FIN 46R effective January 1, 2004. See the table under “—Adoption of FIN 46R — Consolidated Balance Sheets” above for additional information about the components of this cumulative effect.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents was $11.3 million at March 31, 2004 and $7.4 million at December 31, 2003. Our working capital (total current assets less total current liabilities) was $70.1 million at March 31, 2004, compared to $142.8 million at December 31, 2003. Our current ratio (total current assets divided by total current liabilities) was 1.5 at March 31, 2004, compared to 4.6 at December 31, 2003. The decrease in working capital at March 31, 2004 compared to December 31, 2003 was primarily due to a decrease of $96.7 million in service fees receivable and an increase of $92.3 million in deferred revenue, offset by an increase of $123.0 million in patient receivables. The changes in these accounts was primarily due to our adoption of FIN 46R effective January 1, 2004 and the impact these changes had on certain of our balance sheet items, including the items mentioned above. During the three months ended March 31, 2004, we did not borrow under our line of credit but generated excess cash from operations to fund our capital expenditures and to reduce our debt. At March 31, 2004, we had $20.4 million available to borrow under our credit facility. We expect to continue generating excess cash to meet our capital requirements and liquidity needs during the remainder of 2004.

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

     Capital Expenditures. Our capital expenditures primarily consist of costs related to developing de novo centers and remodeling and maintenance expenditures at existing centers for our affiliated practices. The average costs of developing a new orthodontic center in the United States is about $350,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. These costs are shared by us and the particular affiliated practice. We generally bear an affiliated practice’s share of these costs until we are reimbursed by the practice. Under most of our Service Agreements, the affiliated practices repay these costs over a five-year period. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. We generally no longer guarantee new debt for our affiliated practices.

     During our rapid growth in the 1990’s, we expended a disproportionately high amount of our capital investment on de novo centers relative to expenditures on existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, improving and expanding our existing affiliated centers to facilitate internal growth. During recent years, we also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in our international operations. We currently expect to incur capital expenditures of at least $15.5 million during the remainder of 2004, primarily in connection with the development of de novo centers. We expect to fund these capital expenditures using cash generated from operations.

     Advances to Affiliated Practices. We advance cash to affiliated practices primarily against future distributions of the practice or provide advances relating to amounts due to us under service agreements. We generally advance cash to affiliated practices to (a) fund compensation for the practice’s affiliated practitioners during the startup or expansion phase of a newly developed center, (b) provide additional funds to affiliated practices for certain practice-related matters or other unsecured financing or (c) finance the acquisition of another practice. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining their compensation during the startup or expansion phase of their practices. We also provide advances related to amounts due to us under Service Agreements by (1) remitting more funds during the quarter to the affiliated practice than the practice was actually entitled to retain under its service agreement, (2) paying expenses to third parties on behalf of certain affiliated practices that collect their own patient fees and do not reimburse us for those expenses or (3) not receiving all service fees due from certain affiliated practices that collect their own patient fees.

     These advances are payable on demand and generally interest free and unsecured. We intend to fund these advances and any continued financing using cash from operations and borrowings under our credit facility, if needed. See “ —Adoption of FIN 46R” regarding accounting treatment of these advances.

     Incentive Program Payments, Notes Payable and Debt Obligations. Certain OrthAlliance affiliated practices are eligible, in connection with amending or extending Service Agreements, to receive annual payments under our incentive programs in 2004 and 2005. If all conditions are met under these programs during 2004, we would pay participants an aggregate of $6.1 million for amounts earned in 2004. At March 31 2004, we had current maturities of $8.3 million under our credit facility and $2.4 million due to our affiliated practices. We expect cash flow from operations to fund these payments during 2004.

     Stock Repurchase Program. In August 2003, our Board of Directors approved a common stock repurchase program that authorizes us to repurchase up to 2.0 million shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. We anticipate making repurchases of our common stock in the future under this program. Repurchased shares are held in treasury, and may be available for use in connection with our stock option plans, stock programs and acquisitions or for other corporate purposes.

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

     Cash from Operations. We expect to fund our cash needs primarily from cash flows from our operations. During the three months ended March 31, 2004, we used our deferred tax assets relating to net operating loss carryforwards to offset our tax provision for the first quarter of 2004. These net operating loss carryforwards primarily related to the cumulative effect of (a) a change in accounting method for recognizing revenue for income tax purposes approved by the IRS in January 2003 and (b) a change in accounting method related to applicable class lives for certain long-lived assets filed during 2003 pursuant to IRS rules that provide for an automatic change in accounting method. We expect that the remaining net operating loss carryforwards will substantially offset our income tax liability for the remainder of 2004. We expect to use the cash arising from this benefit to fund other operational needs for the remainder of 2004. We also have deferred tax assets of $41.4 million recorded as a result of the cumulative effect from the adoption of FIN 46R. We anticipate monetizing this deferred tax asset in the future.

     Credit Facility. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia National Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion. Borrowings under the credit facility generally bear interest at varying rates above the lender’s prime rate ranging from 0.50% to 1.50% or above the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on our leverage ratio as computed under the credit facility. Amounts borrowed under the credit facility are secured by a security interest in the capital stock of our operating subsidiaries. The revolving line of credit expires January 2, 2006. At March 31, 2004, $79.6 million was outstanding under the revolving line of credit and $14.4 million was outstanding under the term loan. The term loan is fully amortizing over three years with level, quarterly principal payments of $2.1 million, plus interest.

     Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility. If we were to experience an event or matter that has, or is reasonably likely to have, a material adverse effect (as defined in the credit facility) on us, we would be unable to borrow additional amounts under the credit facility without a waiver by our lenders or an amendment to the credit facility. We cannot assure you that we could obtain such a waiver or amendment, which could have a material adverse impact on our liquidity and capital resources. At March 31, 2004, we were in compliance with the covenants and restrictions under the credit facility.

     Other Sources. We are also exploring the possibility of monetizing certain of our assets through securitization and other forms of financing to raise capital. Funds generated from these activities would be used to repay indebtedness, to repurchase shares of our common stock and for working capital and general corporate purposes.

Cash Flows

     The following table summarizes cash flow information for the three months ended March 31, 2004 and 2003:

	Three months ended
	March 31,
	2004	2003
Net cash provided by operating activities	$14,674	$12,884
Net cash used in investing activities	(7,968)	(6,107)
Net cash used in financing activities	(2,380)	(1,963)
Change in cash and cash equivalents	3,954	4,604

     Operating Activities. See our discussion of net income in the section above captioned “— Results of Operations.” Our working capital decreased 50.9% to $70.1 million at March 31, 2004 from $142.8 million at December 31, 2003, primarily as a result of our adoption of FIN 46R.

     Investing Activities. Net cash used in investing activities during the three months ended March 31, 2004 was comparable to the net cash used during the same period in 2003. We used $5.1 million and $4.3 million in cash to purchase property, equipment and improvements during the three months ended March 31, 2004 and 2003, respectively. These expenditures primarily related to the development of new or de novo centers in the United States and abroad and the remodeling or refurbishing of existing centers. We expect to make additional purchases of property, equipment and improvements in future periods as we open and refurbish additional centers. We currently expect to spend approximately $15.5 million during the remainder of 2004.

     Financing Activities. Net cash used in financing activities was $2.4 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2003, we obtained a new credit facility under which we borrowed $109.9 million to retire our prior credit facility and bridge credit facility and to pay related transaction costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended March 31, 2004, there were no material changes to the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation and as of the end of the period covered by the Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in our reports that we file or submit to the SEC under the Securities Exchange Act of 1934, subject to certain enhancements to our internal controls as described below.

Changes in Internal Control Over Financial Reporting

     In April 2004, we received a letter dated March 15, 2004 from Ernst & Young LLP, our former independent auditors, stating that they believed that there were material weaknesses in internal controls over our financial statement close process. Our senior management and the members of our Audit Committee are reviewing carefully this letter and Ernst & Young’s related recommendations, and are developing a plan to address each item in the letter.

     Certain items in the letter from Ernst & Young may no longer be applicable due to our adoption of FIN 46R and change in revenue recognition policy effective January 1, 2004. Among other things, these changes eliminated the need to calculate fee revenue and service fees receivable, since these accounts are no longer recorded in our consolidated financial statements. The determination of fee revenue under our prior revenue recognition policy required significant judgments by management to determine the portion of a straight-line allocation of patient contract amounts that was estimated to be retained by affiliated practices in future periods, as well as the portion of unreimbursed practice-related expenses that was secured by patient fees receivable and therefore recognizable as fee revenue. These complex and data-intensive calculations are not applicable under our new revenue recognition policy.

     Since December 31, 2003, we have taken certain steps to enhance our internal control over financial reporting. These enhancements include increased automation in determining our patient revenue and patient receivables. We have also taken steps to improve communication between our operations and financial accounting areas, including appointment of a chief financial officer with experience in our operations area. We have also formed a committee that includes representatives of our operations, legal and financial accounting areas to periodically discuss and assess our pending litigation with affiliated practices and assets associated with those practices. We are working to further document and enhance our controls and procedures. We intend to hire additional staff in our financial accounting area and to engage outside consultants to advise our management on additional enhancements to our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

OrthAlliance Related Litigation

     Before we entered into the merger agreement with OrthAlliance, we anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to our Annual Report on Form 10-K for the year ended December 31, 2003. At March 31, 2004, 53 OrthAlliance affiliated practices were parties to actions against OrthAlliance that were pending in courts in a number of states. One OrthAlliance affiliated practice filed suit against OrthAlliance in the first quarter of 2004. In addition, another 33 OrthAlliance affiliated practices had not filed lawsuits against OrthAlliance but had ceased paying us service fees at March 31, 2004.

     OrthAlliance has successfully resolved disputes with a number of non-performing OrthAlliance affiliated practices that were engaged in litigation with it and/or had ceased paying service fees. From January 1, 2002 to March 31, 2004, OrthAlliance engaged in the following transactions with non-performing OrthAlliance affiliated practices:

•	12 practices agreed to buy out of their service or consulting agreements with OrthAlliance by paying OrthAlliance to terminate their affiliation with OrthAlliance;

•	six practices transitioned their practice to another affiliated practice;

•	nine practices amended their service or consulting agreements in connection with the incentive programs offered to OrthAlliance affiliated practitioners and continued to be affiliated with OrthAlliance; and

•	nine practices entered into other amendments to their service or consulting agreements and continued to be affiliated with OrthAlliance.

     Based on our experience in favorably resolving some of the lawsuits filed by OrthAlliance affiliated practices and discussions with some of the other OrthAlliance affiliated practices who are parties to pending litigation or their representatives, we currently believe that some of these practices will settle their lawsuits by paying OrthAlliance an amount of cash in exchange for termination or modification of their service agreement with OrthAlliance, depending upon the parties’ ability to reach an agreement as to the amount to be paid. We cannot assure you that such an agreement or settlement will be reached in any of these lawsuits. We also cannot, at this time, predict the outcome of these lawsuits or assure you that OrthAlliance will prevail in any of them, nor can we estimate with reasonable certainty at this time the amount of damages that OrthAlliance might incur or receive in these actions.

     On March 1, 2004, the U.S. District Court for the Western District of Washington ruled on the plaintiffs’ motion for summary judgment in a lawsuit filed against OrthAlliance by Dr. David L. Crouch and Dr. Donald L. Grim. The court held that the overall relationship between OrthAlliance and the orthodontic practices violated a Washington statute governing the corporate practice of dentistry and that OrthAlliance’s service agreements with the practices, and the employment agreements between the orthodontists and their professional corporations were illegal. The court dismissed the orthodontists’ other claims and OrthAlliance’s counterclaims, and no damages were awarded. The court relied on a series of Washington state court decisions to look beyond the express terms of the contracts, which the court viewed to be legal on their face, to the court’s view of the underlying effect and purpose of the contracts. OrthAlliance filed notice of appeal of the ruling in this case on March 4, 2004 and believes that it has meritorious grounds to overturn this ruling on appeal.

     On April 23, 2004, the U.S. District Court for the Northern District of Texas ruled on the plaintiffs’ motion for summary judgment in a lawsuit filed by Dr. Ronald Barnett, Dr. Robert Buck, Dr. Monte Collins, Dr. Michael Habern, Dr. Lester Kuperman, Dr. Joe Richards, Dr. Claude Stevens, and Dr. Hal Stevenson against OrthAlliance, which was consolidated with the case captioned Penny v. OrthAlliance, Inc. Consistent with the court’s prior ruling in the Penny case, the court held that, when construed together, the purchase agreements and service agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices violated Texas statutes prohibiting the unauthorized practice of dentistry and were therefore invalid. No damages were awarded. This ruling is limited to these plaintiffs and Texas law, and does not apply to the enforceability of service agreements or employment agreements with any other practices. OrthAlliance appealed the Penny ruling on January 21, 2004, but this ruling has not yet been certified for appeal. OrthAlliance believes that it has meritorious grounds to overturn the Penny ruling on appeal.

     On April 26, 2004, the U.S. District Court for the District of Colorado ruled on the parties’ motions for summary judgment in a lawsuit filed by Dr. Kirk J. Nielson and Dr. S. Kent Lauson against OrthAlliance. The court granted OrthAlliance’s motion for summary judgment dismissing the plaintiffs’ claim of fraud and negligent misrepresentation. The court also granted the plaintiffs’ motion for summary judgment, holding that the purchase agreements and service agreements between the plaintiffs and OrthAlliance and the employment agreements between the individual plaintiffs and their practices were illegal and that the covenants not to complete within the agreements were unenforceable. The court found that the overall relationship between OrthAlliance and the orthodontic practices violated Colorado statutes prohibiting the unauthorized practice of dentistry and were therefore illegal. No damages were awarded. OrthAlliance intends to challenge this ruling and believes that it has meritorious grounds to overturn this ruling on appeal.

     On May 11, 2004, a jury rendered a verdict in favor of Hester & Fender, D.M.D., P.C. and Mitchell Dentistry, P.C. on a breach of contract claim in a lawsuit filed against OrthAlliance in the U.S. District Court for the Northern District of Georgia. The lawsuit was originally filed in September 2001. OrthAlliance had also filed a counterclaim against the plaintiffs in the action. Two other plaintiffs that were part of the action settled their claims with OrthAlliance prior to the trial. Also prior to the trial, the court granted OrthAlliance a partial summary judgment denying the plaintiffs any claim to damages. At trial, the plaintiffs alleged and the jury found that, prior to our acquisition of OrthAlliance in November 2001, OrthAlliance breached the terms of the plaintiffs’ Service Agreements. The jury did not award OrthAlliance damages. The verdict resulted in termination of the plaintiffs’ service agreements. OrthAlliance intends to appeal this decision.

     Each of these rulings was limited to the plaintiffs in those particular cases and the laws of the particular states in which the practices were located, and do not apply to the enforceability of Service Agreements or employment agreements with any other practices. These rulings did not have a material effect on the Company’s results of operation or financial condition.

     On October 22, 2003, we filed a lawsuit in the Harris County, Texas District Court against a number of defendants for interfering with our contractual relationships with affiliated practices. The defendants include two law firms, Locke, Liddell & Sapp, L.L.P. of Houston, Texas, and Goldstein, Tanen & Trench, P.A. of Miami, Florida, and a number of orthodontists and pediatric dentists who are represented by those firms in other litigation with us or OrthAlliance. The complaint alleges that the defendants conspired to persuade affiliated practices to breach their service agreements with us and OrthAlliance in order to generate significant legal fees for the law firm defendants and force us to agree to more favorable settlement terms with the defendants. The complaint also alleges that the defendants used a series of letters, emails, meetings, personal solicitations and Internet message board postings to further their conspiracy. In addition, we allege that certain of the practitioner defendants breached their service agreements. We seek to enjoin the defendants from further interference with our contractual relationships with affiliated practices. On April 23, 2004 the court granted summary judgment for certain of the defendants, including Locke, Liddell & Sapp, L.L.P. and two Texas orthodontists, denying any relief on our claims against these defendants. The court did so based upon these defendants’ motions that argued that their conduct did not provide us a cause of action. Although our claims against the other defendants in the action were not dismissed, we elected voluntarily to dismiss those defendants, without prejudice, so that we could appeal the court’s summary judgment ruling.

Securities Class Action

     On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against us and Bartholomew F. Palmisano, Sr., our Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., our Chief Operating Officer, and Thomas J. Sandeman, our then Chief Financial Officer. Similar actions were filed in the same court by other plaintiffs. On August 28, 2003, the lawsuits were consolidated and John A. Matis, Trustee was appointed as lead plaintiff. The consolidated action purported to be filed as a class action on behalf of the plaintiffs and other purchasers of shares of our common stock from November 14, 2002 to March 18, 2003, and alleged that we and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading. On April 6, 2004, the court granted our motion and ordered that the lawsuit be dismissed. The court found that the plaintiffs had failed to state a claim that we or our officers violated federal securities laws. On May 6, 2004, the court entered a judgment dismissing the case. The plaintiffs have indicated that they will not appeal the court’s ruling on the motion to dismiss.

General

     Because litigation is inherently uncertain, we cannot assure you that we or our subsidiaries will prevail in any of these or other lawsuits, nor can we estimate with reasonable certainty the amount of damages we might incur or the amount of any award we might receive. We and our subsidiaries and affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of business. Regardless of the outcome of such litigation and proceedings, they could be costly, time-consuming and could divert the time and attention of our senior management

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit number	Description
3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

Exhibit number	Description
31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13457).

(b) REPORTS ON FORM 8-K

     During the three months ended March 31, 2004, we furnished a current report on Form 8-K on March 4, 2004 reporting information under “Item 5. Other events” and “Item 7. Financial Statements and Exhibits” and a current report on Form 8-K on March 16, 2004 reporting information under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Orthodontic Centers of America, Inc. (Registrant)
/s/ Bartholomew F. Palmisano, Sr.
Bartholomew F. Palmisano, Sr.
Chairman of the Board, President and Chief Executive Officer

/s/ David E. Verret
David E. Verret
Senior Vice President of Finance and Chief Financial Officer

Date: May 20, 2004

EXHIBIT INDEX

Exhibit number	Description
3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13457).