Form 10-Q
period 2004-06-30
ORTHODONTIC CENTERS OF AMERICA INC /DE/
filed 2004-08-09
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No.: 001-13457

ORTHODONTIC CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1278948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At August 4, 2004 there were approximately 50,102,000 outstanding shares of the Registrant’s Common Stock, $.01 par value per share.

ORTHODONTIC CENTERS OF AMERICA, INC.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as “anticipate,” “estimate,” “believe,” “expect,” “foresee,” “may,” “would,” “could” or “will.” These forward-looking statements include, without limitation, statements regarding the collection of patient receivables, patient revenue, financial results attributable to base practices, critical accounting policies, net operating loss carryforwards and income tax liability, accounting and legal costs relating to requirements under the Sarbanes-Oxley Act of 2002, effects of changes in accounting, amounts payable to affiliated practices under incentive programs, liquidity, capital resources, cash needs, use of the Company’s services and payment of service fees by inactive practices, buy-outs of Service Agreements, transitions of affiliated practices, pending litigation, advancement of funds to affiliated practices, recoverability of assets related to certain practices, updates to internal controls and hiring additional personnel, repayment of outstanding indebtedness, capital expenditures and operating losses for development of de novo centers, capital expenditures for remodeling of existing centers, investment activities, marketing of services of OCA OutSource, stock repurchases, deferred tax assets, future growth and operating results. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company’s financial results and condition, disruption of the Company’s relationships with its affiliated practices or loss of a significant number of the Company’s affiliated practices, failure or delay in integrating OrthAlliance’s affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, difficulties in staffing and managing foreign offices, foreign currency exchange fluctuations and other risks relating to international expansion and the Company’s foreign operations, changes in the Company’s operating or expansion strategy, inability of the Company to attract and retain qualified management, personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company’s business, and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Orthodontic Centers of America, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,572	$7,391
Patient receivables, net of allowance for uncollectible amounts of $8,582 at June 30, 2004	128,733	—
Current portion of service fees receivable, net of allowance for uncollectible amounts of $8,382 at December 31, 2003	—	96,720
Current portion of advances to practitioners, net of allowance for uncollectible amounts of $0 at June 30, 2004 and $1,438 at December 31, 2003	12,610	16,544
Deferred income taxes	37,787	43,346
Supplies inventory	14,206	13,726
Prepaid expenses and other assets	2,823	4,979

Total current assets	204,731	182,706
Financed practice-related expense portion of service fees receivable	—	51,558
Advances to affiliated practices, less current portion, net of allowance for uncollectible amounts of $2,214 at December 31, 2003	—	12,921
Property, equipment and improvements, net	91,090	89,458
Assets associated with inactive practices, net of allowance for uncollectible amounts of $3,024 at June 30, 2004 and $2,544 at December 31, 2003	35,374	26,682
Deferred tax assets, net	17,052	—
Identifiable intangible assets, net	—	201,163
Goodwill	285,704	87,641
Other assets	14,164	13,547

TOTAL ASSETS	$648,115	$665,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,318	$8,985
Accrued salaries and other accrued liabilities	12,297	13,977
Service fee prepayments	—	1,157
Deferred revenue	96,913	—
Amounts payable to practitioners	5,934	5,373
Current portion of notes payable to practitioners	1,925	2,122
Current portion of long-term debt	8,333	8,333

Total current liabilities	134,720	39,947
Deferred income tax liability, net	—	41,268
Notes payable to practitioners, less current portion	3,167	4,050
Long-term debt, less current portion	83,557	87,724
Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,358,000 shares issued and outstanding at June 30, 2004 and 51,341,000 shares issued and outstanding at December 31, 2003	513	513
Additional paid-in capital	218,624	218,530
Retained earnings	224,841	289,976
Accumulated other comprehensive loss	(1,094)	(119)
Less cost of approximately 1,256,000 shares of treasury stock at June 30, 2004 and December 31, 2003	(16,213)	(16,213)

Total shareholders’ equity	426,671	492,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$648,115	$665,676

See accompanying notes to condensed consolidated financial statements.

Orthodontic Centers of America, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
Patient revenue	$104,316	$—	$215,214	$—
Fee revenue	—	100,214	—	200,853
Practice-related expenses:
Amounts retained by practitioners	29,307	—	62,000	—
Salaries and benefits	23,084	25,732	46,388	52,195
Clinical supplies and lab fees	9,442	9,728	18,591	20,324
Rent	6,788	9,159	13,507	18,357
Marketing and advertising	6,388	7,178	11,637	13,420
Other operating costs	9,781	9,335	18,366	18,110

Total practice-related expenses	84,790	61,132	170,489	122,406
General and administrative	9,326	9,416	18,152	16,242
Depreciation	3,887	3,462	7,678	6,994
Amortization	—	2,789	190	5,214
Loss (gain) on sale of assets	1,628	(343)	1,547	148
Asset impairments	—	1,111	—	1,815

Operating income	4,685	22,647	17,158	48,034
Other income (expense), net:
Interest expense, net	(1,083)	(1,120)	(2,248)	(2,549)
Non-controlling interest in subsidiary	—	(15)	94	(29)

Income before income taxes and cumulative effect of change in accounting principle	3,602	21,512	15,004	45,456
Income taxes	1,315	8,121	5,476	17,160

Income before cumulative effect of change in accounting principle	2,287	13,391	9,528	28,296

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(74,661)	—

Net income (loss)	$2,287	$13,391	$(65,133)	$28,296

Net income (loss) per share:
Basic before cumulative effect of change in accounting principle	$0.05	$0.27	$0.19	$0.56
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(1.49)	—

Basic	$0.05	$0.27	$(1.30)	$0.56

Diluted before cumulative effect of change in accounting principle	$0.05	$0.27	$0.19	$0.56
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(1.49)	—

Diluted	$0.05	$0.27	$(1.30)	$0.56

Average shares outstanding:
Basic	50,084	50,219	50,080	50,209

Diluted	50,270	50,370	50,080	50,395

Comprehensive income (loss):
Net income (loss)	$2,287	$13,391	$(65,133)	$28,296
Other comprehensive loss:
Foreign currency translation adjustment	(603)	(134)	(975)	(344)

Comprehensive income (loss)	$1,684	$13,257	$(66,108)	$27,952

See accompanying notes to condensed consolidated financial statements.

Orthodontic Centers of America, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30,
	2004	2003
	(Unaudited)
Operating activities:
Net income (loss)	$(65,133)	$28,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit	74,661	—
Provision for bad debt expense	1,399	2,779
Depreciation and amortization	7,868	12,208
Asset impairments	—	1,815
Loss on sale of assets	1,547	148
Deferred income taxes	4,999	17,430
Changes in operating assets and liabilities:
Patient receivables	(11,512)	—
Service fees receivable	—	(25,656)
Deferred revenue	7,853	—
Service fee prepayments	—	(5,561)
Accounts payable and other current liabilities	(1,347)	(4,397)
Amounts payable to practitioners	561	—
Prepaid expenses and other	2,118	1,392
Supplies inventory	(480)	(941)

Net cash provided by operating activities	22,534	27,513
Investing activities:
Purchases of property, equipment and improvements	(10,154)	(7,511)
Advances to practitioners, net	(3,592)	(2,598)
Proceeds from sale of assets	2,363	—
Notes receivable	(2,614)	(2,059)
Amounts due from inactive practices and other	(1,505)	(338)

Net cash used in investing activities	(15,502)	(12,506)
Financing activities:
Repayment of notes payable to practitioners	(803)	(3,698)
Repayment of long-term debt	(4,166)	(117,050)
Proceeds from long-term debt	—	109,900
Issuance of common stock	93	678

Net cash used in financing activities	(4,876)	(10,170)
Effect of exchange rate changes on cash and cash equivalents	(975)	(344)
Change in cash and cash equivalents	1,181	4,493
Cash and cash equivalents at beginning of period	7,391	7,522

Cash and cash equivalents at end of period	$8,572	$12,015

Supplemental cash flow information:
Cash paid during period for:
Interest	$2,827	$2,749

Income taxes	$608	$147

Supplemental disclosures of non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$—	$284

See accompanying notes to condensed consolidated financial statements.

Orthodontic Centers of America, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2004

1. DESCRIPTION OF BUSINESS

     Orthodontic Centers of America, Inc. and its subsidiaries (“OCA”) provide purchasing, financial, marketing, administrative and other business services to orthodontic, pediatric and general dental practices operated by licensed practitioners and/or their wholly-owned professional entities (“Affiliated Practices”) in 46 states and four foreign markets. References to the “Company” are to OCA and the Affiliated Practices required to be consolidated pursuant to FIN 46R (as defined below), unless the context otherwise requires. OCA does not hold any ownership interest in the Affiliated Practices and does not employ the licensed practitioners in the Affiliated Practices. OCA does not practice orthodontics or other forms of dentistry, and is prohibited from doing so by the laws of each jurisdiction in which it operates.

     OCA generally provides business services to Affiliated Practices under long-term service, consulting and management service agreements (“Service Agreements”), through which OCA obtained the exclusive right to provide business services to the Affiliated Practices. OCA has affiliated with existing orthodontic or pediatric dental practices by entering into a Service Agreement and acquiring substantially all of the non-professional assets of the practices. The Service Agreements generally provide that the practitioner and/or professional entity is responsible for providing orthodontic or pediatric dental services and for employing all orthodontists or pediatric dentists. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. In many cases, the practitioner has the option to terminate the Service Agreement after a certain number of years (typically seven) as prescribed in the Service Agreement. If the practitioner terminates his or her affiliation with OCA, he or she generally is required to pay OCA for the tangible and intangible assets associated with the practice at their current book value or sell his or her interest in the practice to another licensed practitioner who signs a similar agreement with OCA.

     Beginning in 2004, OCA began providing business services through its new division, OCA OutSource. OCA OutSource is initially focusing on general dental practices, but intends to expand to providing business services for other dental specialties and medical practices as well. OCA OutSource provides business services to its Affiliated Practices (“OutSource Practices”) under relatively short-term agreements (“OutSource Agreements”), with terms as short as one year. Unlike OCA’s traditional affiliations, OCA OutSource does not acquire the assets of an Affiliated Practice upon entering into an OutSource Agreement. The services provided by OCA OutSource otherwise are similar to those provided under OCA’s traditional affiliations, tailored to the particular needs of the practice’s dental or medical specialty. The Company’s experience has been that it generally enables practitioners to focus on providing quality care, while increasing their profitability and keeping them better informed about the financial performance of their practice. At June 30, 2004, OCA OutSource was providing business services to two general dental practices and one pediatric dental practice, all of which are located in the United States. OCA Outsource intends to continue to market its services to general and pediatric dentists practices during 2004 at association meetings and through direct mail and open houses at OCA’s corporate headquarters in Metairie, Louisiana. OCA OutSource also intends to begin marketing its services to medical practices by the end of 2004.

     The following table provides information about OCA’s Affiliated Practices (including OutSource Practices) as of the dates indicated. These amounts exclude “Inactive Practices”, which are practices that were parties to Service Agreements but were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc., and/or had ceased paying service fees to OCA or OrthAlliance as of June 30, 2004.

	Number of Affiliated Practices
	As of June 30, 2004			As of June 30, 2003
		Pediatric and
Location	Orthodontic	General Dental	Total	Orthodontic	Pediatric Dental	Total
United States	254	15	269	279	23	302
Japan	24	—	24	25	—	25
Mexico	7	—	7	4	—	4
Puerto Rico	2	1	3	3	—	3
Spain	3	—	3	3	—	3

Total	290	16	306	314	23	337

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for financial statements. In the opinion of management, all normal and recurring adjustments, except for the adjustments resulting from the adoption of FIN 46R (as defined below), considered necessary for a fair presentation have been included. While all available information has been considered, actual amounts could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain reclassifications have been made to prior periods in order to conform to the current period presentation. This primarily relates to the reclassification of “Assets associated with inactive practices” (Note 5) and to the reclassification of corporate expenses to “General and Administrative” and all expenses directly associated with the operation of the practices in practice-related expenses to their respective line items within “Practice-related expenses” in the Company’s condensed consolidated statements of income (loss).

Adoption of New Accounting Standard

     Effective January 1, 2004, OCA was required to, and did, adopt the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R was issued by the FASB on December 24, 2003 and replaced Interpretation No. 46, which was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined in FIN 46R, when an enterprise absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE.

     OCA evaluated its contractual and economic relationships with its Affiliated Practices in light of FIN 46R, and concluded that the Affiliated Practices (other than Inactive Practices and OutSource Practices) are VIEs for purposes of FIN 46R. OCA also concluded that it is the primary beneficiary of these Affiliated Practices for purposes of FIN 46R, in that OCA absorbs a majority of the VIEs’ expected losses, receives a majority of the VIEs’ expected residual returns, or both, as a result of contractual or other financial interests in the Affiliated Practices. Accordingly, effective January 1, 2004, OCA is consolidating the assets, liabilities, equity and financial results of the Affiliated Practices (other than Inactive Practices and OutSource Practices) in the Company’s consolidated financial statements. OCA was not required to consolidate the Affiliated Practices for financial reporting purposes prior to January 1, 2004, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-2.

     The Company’s adoption of FIN 46R and consolidation of the Affiliated Practices for financial reporting purposes does not change the legal and contractual relationships between OCA and the Affiliated Practices. OCA does not hold any ownership interest in the Affiliated Practices and does not employ the orthodontists or other practitioners in the Affiliated Practices. The patients who are parties to patient contracts with Affiliated Practices are the patients of the Affiliated Practices, not patients of OCA. OCA does not practice orthodontics or other forms of dentistry, and is prohibited from doing so by the laws of each jurisdiction in which the Company operates.

     The Company’s consolidation of Affiliated Practices for financial reporting purposes effective January 1, 2004 has resulted in significant changes in the Company’s accounting policies and financial reporting. The Company now presents patient revenues and patient receivables associated with the activities of its Affiliated Practices in its consolidated financial statements. The Company’s revenue recognition policy now is reflective of the Affiliated Practices’ services performed for their patients rather than the services that OCA performs on behalf of and for the Affiliated Practices. Service fees and service fees receivable now are eliminated upon consolidation of the Affiliated Practices. In addition, the Company now presents as practice-related expenses in its consolidated statements of income (loss) the amounts retained by practitioners under its Service Agreements. The Company has also changed its accounting for excess distributions to Affiliated Practices that are consolidated under FIN 46R, as well as its accounting for identifiable intangible assets and goodwill. The Company’s new accounting policies effective January 1, 2004 are summarized below following the analysis of the impact of FIN 46R.

     The table below provides the impact to the Company’s condensed consolidated balance sheet at January 1, 2004, including elimination of intercompany transactions, as a result of the Company’s adoption of FIN 46R (in thousands):

	At January 1, 2004
	OCA	Impact of
	Balance Sheet	Adopting FIN 46R		Consolidated
Cash and cash equivalents	$7,391	$—		$7,391
Patient receivables, net	—	117,942	(a)	117,942
Current portion of service fees receivable, net	96,720	(96,720	) (a)	—
Current portion of advances to practitioners, net	16,544	(7,526	) (b)	9,018
Other current assets	62,051	—		62,051

Total current assets	182,706	13,696		196,402
Financed practice-related expense portion of service fees receivable	51,558	(51,558	) (a)	—
Advances to practitioners, less current portion, net	12,921	(12,921	) (b)	—
Assets associated with inactive practices	26,682	4,624		31,306
Deferred income taxes	—	41,420		41,420
Property, equipment and improvements, net	89,458	—		89,458
Identifiable intangible assets, net	201,163	(201,163	) (c)	—
Goodwill	87,641	202,804	(c)	290,445
Other assets	13,547	—		13,547

Total assets	$665,676	$(3,098)		$662,578

Accounts payable	$8,985	$—		$8,985
Accrued salaries and other current liabilities	13,977	—		13,977
Amounts payable to practitioners	5,373	—		5,373
Service fee prepayments	1,157	(1,157	) (d)	—
Deferred revenue	—	89,060	(d)	89,060
Current portion of debt and notes payable	10,455	—		10,455

Total current liabilities	39,947	87,903		127,850
Deferred income tax liability	41,268	(16,340)		24,928
Notes payable to practitioners, less current	4,050	—		4,050
Long-term debt	87,724	—		87,724
Shareholders’ equity	492,687	(74,661	) (e)	418,026

Total liabilities and shareholders’ equity	$665,676	$(3,098)		$662,578

     The following discusses the more significant adjustments to certain line items of the Company’s condensed balance sheet as a result of adopting FIN 46R effective January 1, 2004:

     (a) Patient Receivables and Service Fees Receivable. Effective January 1, 2004, the Company records patient receivables of Affiliated Practices in its consolidated balance sheets. Patient receivables represent amounts owed to Affiliated Practices by their patients or third-party payors, as calculated under the Company’s revenue recognition policy (as discussed below). They reflect amounts yet to be received after being recognized as patient revenue. These amounts are expected to be collected within 12 months. Because the Company now consolidates Affiliated Practices, the Company no longer records service fees receivable in its consolidated balance sheets, including the current and financed practice-related expense portion of service fees receivable.

     (b) Advances to Affiliated Practices and Amounts Payable to Affiliated Practices. Effective January 1, 2004, the Company does not record in its consolidated balance sheets cash advances to Affiliated Practices against future distributions. Because the Company now consolidates Affiliated Practices, at January 1, 2004, the Company made the following adjustments with respect to advances to

Affiliated Practices: (A) eliminated advances to Affiliated Practices that related to cash advances to Affiliated Practices against future distributions, (B) reclassified advances related to amounts due under Service Agreements with Inactive Practices to assets associated with Inactive Practices, and (C) eliminated advances to Affiliated Practices related to amounts due under Service Agreements. The Company will continue to record receivables and payables related to short-term differences between amounts distributed as monthly or biweekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements, until those amounts are reconciled.

     (c) Goodwill and Identifiable Intangibles. Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, the Company accounts for affiliations with practices as business combinations and therefore was required to reclassify identifiable intangible assets related to Service Agreements with Affiliated Practices as goodwill. Prior to the Company’s adoption of FIN 46R, it recorded these amounts as identifiable intangible assets and amortized these assets. Also, as of January 1, 2004, the Company reclassified identifiable intangible assets related to Inactive Practices into “Assets associated with inactive practices,” because the Company does not consolidate these practices. See Note 5. Goodwill and the identifiable intangible assets are not amortized but are tested for impairment under provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of the Company’s adoption of FIN 46R during the three months ended March 31, 2004, the Company determined that an interim impairment test was required under SFAS No. 142. Accordingly, with the assistance of an outside consultant, the Company determined that no impairment was warranted as of the test date. However, the Company’s fair value assessment is sensitive to a decrease in the market price of OCA common stock. As a result, if the market price per share of OCA common stock were to decrease materially, it could result in an impairment of all or a portion of the carrying value of goodwill. See Note 4 for a discussion of the Company’s annual impairment test.

     (d) Deferred Revenue and Service Fee Prepayments. Effective January 1, 2004, the Company records deferred revenue in its condensed consolidated balance sheets. Deferred revenue represents amounts Affiliated Practices receive from their patients or third party payors prior to the recognition of the related patient revenue, as calculated under the Company’s revenue recognition policy. The Company no longer records related service fee prepayments in its condensed consolidated balance sheets.

     (e) Cumulative Effect of Change in Accounting Principle. As a result of adopting FIN 46R, the Company recorded a cumulative effect charge of $74.7 million, net of income tax benefit of $41.4 million, during the first quarter of 2004. The charge was primarily due to the change in the Company’s revenue recognition policy, a reclassification of certain advances to Affiliated Practices as amounts retained by practitioners (as described above) and reversal of previously-recorded amortization of identifiable intangible assets.

Summary of Significant Accounting Policies

     For a summary of the Company’s significant accounting policies, see OCA’s Annual Report on Form 10-K for the year ended December 31, 2003. New accounting policies resulting from the adoption of FIN 46R are outlined below.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Orthodontic Centers of America, Inc. and its subsidiaries and other entities required to be consolidated pursuant to FIN 46R. Patient revenue is presented in the accompanying condensed consolidated statements of income (loss) because the Company consolidates the assets, liabilities, equity and financial results of Affiliated Practices (other than Inactive Practices and OutSource Practices) for financial reporting purposes. All significant intercompany accounts and transactions, including service fees, have been eliminated in consolidation.

Revenue Recognition

     The Company generally recognizes patient revenues related to services provided to patients on a straight-line basis over the term of treatment (which typically averages about 23 months). Revenues related to retainers (teeth retention appliances) are recognized in the final month of treatment when braces are removed and retainers are provided to the patients, in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

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

Patient Receivables

     Effective January 1, 2004, patient receivables represent amounts owed to Affiliated Practices by their patients or third-party payors, as calculated under the Company’s revenue recognition policy. The Company provides an allowance for uncollectible amounts based upon a percentage estimate of patient receivables that may not be collected by Affiliated Practices. The allowance percentage is based on the Company’s historical experience in collecting patient receivables on behalf of the Affiliated Practices and the Company’s write-off experience.

Deferred Revenue

     Deferred revenue represents down payments, prepayments and other cash received under patient contracts prior to the related services being provided by Affiliated Practices. The Company defers recognition of such amounts until they are recognized under the Company’s revenue recognition policy.

Goodwill and Identifiable Intangibles

     Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, the Company accounts for affiliations with Affiliated Practices (other than Inactive Practices and OutSource Practices) as business combinations and has reclassified identifiable intangible assets as goodwill. Prior to the adoption of FIN 46R, the Company amortized the identifiable intangible assets over the lesser of the expected life of the Service Agreement or 25 years. See Note 4 for a discussion of the Company’s goodwill and impairment tests.

Assets Associated with Inactive Practices

     Assets associated with inactive practices consist of identifiable intangible assets, property, equipment, and improvements, service fees receivable and advances from practices that were parties to Service Agreements but were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc., and/or had ceased paying service fees to OCA or OrthAlliance as of June 30, 2004. The Company assesses the recoverability of these assets on a quarterly basis based on certain factors, primarily the uncertainty of litigation, the lack of financial information provided to OCA from these practices, the uncertainty of these practices fulfilling their contractual obligations to OCA and estimated amounts expected to be received from these practices under the terms of their Service Agreements. The Company estimates the amounts to be received from these practices using historical data, experience in resolving these situations and the practitioner’s willingness to resolve the matter.

Segment Reporting

     Operating segments are components of a business enterprise to which its chief operating decision maker (“CODM”) applies his decisions to allocate the resources to its different segments and to make assessments on their performances. The Company’s CODM, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is OCA’s Chief Executive Officer. The CODM assesses the performance of the Company based on revenues and overall profitability. By this definition, the Company operates only in one operating segment: the provision of purchasing, financial, marketing, administrative and other business services under Service Agreements to Affiliated Practices operated by orthodontists, pediatric dentists and general dentists and/or their wholly-owned professional entities.

3. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consisted of the following as of the dates indicated:

	June 30,	December 31,
	2004	2003
	(in thousands)
Leasehold improvements	$80,475	$75,664
Furniture, fixtures and equipment	70,340	68,712

	150,815	144,376
Less accumulated depreciation and amortization	59,725	54,918

Property, equipment and improvements, net	$91,090	$89,458

     Depreciation expense on property, equipment and improvements was $3.9 million and $7.7 million for the three and six months ended June 30, 2004, respectively, compared to $3.5 million and $7.0 million for the three and six months ended June 30, 2003, respectively.

4. IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

     The consolidation provisions under FIN 46R requires that the Company treat affiliations with Affiliated Practices (other than Inactive Practices and OutSource Practices) as business combinations for financial reporting purposes from commencement of the affiliation. As a result, upon adoption of FIN 46R, the Company reclassified these identifiable intangible assets associated with Affiliated Practices to goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, not be amortized, but instead be tested for impairment by measuring the reporting unit at fair value. SFAS No. 142 requires that the impairment test be performed at least annually thereafter, with interim testing required if circumstances warrant. The Company performs its annual impairment analysis during the second quarter of its fiscal year. During the three months ended June 30, 2004, the Company performed its annual impairment analysis with the assistance of a third-party advisor and determined that goodwill was not impaired. In addition, the Company’s adoption of FIN 46R during the first quarter of 2004 resulted in significant changes to the Company’s condensed consolidated balance sheet and qualified as a significant event warranting an interim goodwill impairment test. The fair value of the reporting unit was determined with the assistance of a third-party advisor, and the Company determined that goodwill was not impaired. As of December 31, 2003, the Company’s goodwill related solely to the OrthAlliance merger.

5. INACTIVE PRACTICES

     At June 30, 2004 and December 31, 2003, the Company recorded the following assets in its condensed consolidated balance sheets related to Inactive Practices (in thousands):

	June 30, 2004	December 31, 2003
Service fees receivable, net	$3,535	$3,535
Advances to inactive practices, net	6,919	4,287
Notes receivable	—	199
Property, equipment and improvements, net	3,091	2,699
Identifiable intangible assets, net	21,829	15,962

Total	$35,374	$26,682

     At June 30, 2004 and December 31, 2003, there were 108 and 100 Inactive Practices, respectively, including (A) 61 and 62 Inactive Practices, respectively, that were parties to Service Agreements but were engaged in litigation with OCA or OrthAlliance and had ceased paying service fees, and (B) 47 and 38 Inactive Practices, respectively, that were parties to Service Agreements and were not engaged in litigation with OCA or OrthAlliance but had ceased paying service fees. The Company had generally ceased to record patient revenue and fee revenue with respect to all of these Inactive practices as of the respective dates.

     OCA has commenced litigation and/or taken other actions to recover the amounts due to OCA from these practices. The Company performed an assessment of the recoverability of these assets at June 30, 2004, and has established an allowance for these amounts in the amount of $3.0 million. The Company believes the net amounts recorded at June 30, 2004 are realizable. However, adverse changes in litigation pending between Inactive Practices and OCA or OrthAlliance could significantly affect the recoverability of these assets and may require us to write off all or a portion of these assets in the future. At December 31, 2003, the Company had an allowance of $2.5 million associated with these assets.

6. DEBT

     The Company has a $125.0 million credit facility comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. At June 30, 2004, approximately $79.6 million was outstanding on the revolving line of credit and $12.3 million under the term loan. The credit facility requires the Company to maintain certain financial and nonfinancial covenants under the terms of the agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The credit facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of OCA common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity. If the Company were to experience an event or matter that has, or is reasonably likely to have, a material adverse effect (as defined in the credit facility) on the Company, then the Company would be unable to borrow additional amounts under the credit facility without a waiver by its lenders or an amendment to the credit facility. The Company cannot assure you that it would be able to obtain such a waiver or amendment, which could have a material adverse impact on the Company’s liquidity and capital resources. At June 30, 2004, the Company was in compliance with the covenants and restrictions under the credit facility.

7. STOCK COMPENSATION ARRANGEMENTS

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees, primarily affiliated orthodontists, at fair value determined according to SFAS No. 123. The Company accounts for the incentive programs implemented in connection with the OrthAlliance merger in accordance with EITF Issue No. 96-18 and Issue No. 00-18. The Company accounts for its restricted stock purchase program for affiliated orthodontists in accordance with EITF Issue No. 00-19.

	Six months ended June 30,
	2004	2003
	(in thousands, except per share data)
Income before cumulative effect of change in accounting principal	$9,528	$28,296
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	283	297

Pro forma net income before cumulative effect of change in accounting principle	$9,245	$27,999

Income before cumulative effect of change in accounting principle per share:
Basic, as reported	$0.19	$0.56
Basic, pro forma	0.18	0.56
Diluted, as reported	0.19	0.56
Diluted, pro forma	0.18	0.56

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

9. NET INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is performed using the treasury stock method. Computations of basic and diluted earnings (loss) per share are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Numerator:
Net income (loss) for basic and diluted earnings per share	$2,287	$13,391	$(65,133)	$28,296

Denominator:
Denominator for basic earnings (loss) per share	50,084	50,219	50,080	50,209
Effect of dilutive securities	186	151	—	186

Denominator for diluted earnings (loss) per share	50,270	50,370	50,080	50,395

     No options to purchase shares of OCA’s common stock were included in the computation of diluted loss per share for the six months ended June 30, 2004, because the effects would have been anti-dilutive. Options to purchase approximately 2.1 million shares of common stock at exercise prices ranging from $8.25 to $33.13 were outstanding at June 30, 2004 but not included in the computation of diluted earnings per share for the three months ended June 30, 2004, because the exercise prices were greater than the average market price of OCA’s common stock during the period. Options to purchase approximately 2.3 million and approximately 2.1 million shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003, respectively, because the exercise prices were greater than the average market price of OCA’s common stock during these periods. The exercise prices for these options range from $7.0 to $33.13. These options expire between 2009 and 2012.

10. CONTINGENCIES

     OCA and its subsidiary OrthAlliance are parties to litigation with a number of Inactive Practices. Before OCA entered into the merger agreement with OrthAlliance in 2001, it anticipated that some portion of OrthAlliance’s affiliated practices would oppose such a merger. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

     On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against OCA and Bartholomew F. Palmisano, Sr., OCA’s Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., OCA’s Chief Operating Officer, and Thomas J. Sandeman, OCA’s then Chief Financial Officer. Similar actions were filed in the same court by other plaintiffs. On August 28, 2003, the lawsuits were consolidated and John A. Matis, Trustee was appointed as lead plaintiff. The consolidated action purported to be filed as a class action on behalf of the plaintiffs and other purchasers of shares of OCA common stock from November 14, 2002 to March 18, 2003, and alleged that OCA and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading. On April 6, 2004, the court granted OCA’s motion and ordered that the lawsuit be dismissed. The court found that the plaintiffs had failed to state a claim that OCA or its officers violated federal securities laws. On May 6, 2004, the court entered a judgment dismissing the case. The plaintiffs have indicated that they will not appeal the dismissal and the time period for such an appeal has expired.

     Because litigation is inherently uncertain, the Company cannot assure you that it or its subsidiaries will prevail in any of these or other lawsuits, nor can the Company estimate with reasonable certainty the amount of damages it might incur or the amount of any award it might receive. OCA and Affiliated Practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of their business. Regardless of the outcome of such litigation and proceedings, they could be costly, time-consuming and could divert the time and attention of OCA’s senior management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes our financial condition at June 30, 2004 and results of operations for the three and six months ended June 30, 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Report. References to “OCA” are to Orthodontic Centers of America, Inc. and its subsidiaries and references to “us” or “we” are to OCA and its affiliated practices required to be consolidated pursuant to FIN 46R (as defined below), unless the context otherwise requires.

OVERVIEW

     Founded in 1985, OCA is the leading provider of business services to orthodontic and pediatric dental practices. It provides affiliated practices with a full range of operational, purchasing, financial, marketing, administrative and other business services, as well as capital and proprietary information systems. It generally provides its services to affiliated practices under long-term service, consulting or management service agreements (“Service Agreements”), with terms that typically range from 20 to 25 years. The Service Agreements generally provide that the affiliated practices will pay OCA monthly service fees based upon a percentage of the practices’ operating profit or practice revenue and reimbursement of practice-related expenses. Excluding reimbursement of practice-related expenses, service fees for our traditional affiliations generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue.

     At June 30, 2004, OCA was affiliated with 306 practices located throughout the United States and parts of Japan, Spain, Puerto Rico and Mexico, including two general dental practices and one pediatric dental practice affiliated with OCA OutSource. This number excludes 108 “Inactive Practices,” which are practices that were parties to Service Agreements but were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc., and/or had ceased paying service fees to OCA or OrthAlliance as of June 30, 2004. We had generally ceased to record patient revenue with respect to all of these Inactive Practices at or before June 30, 2004.

     During the first quarter of 2004, OCA began providing business services through its new division, OCA OutSource. OCA OutSource is initially focusing on general dental practices, but intends to expand to providing business services for other dental specialties and medical practices as well. OCA OutSource provides business services to its affiliated practices (“OutSource Practices”) under relatively short-term agreements (“OutSource Agreements”), with terms as short as one year. OCA OutSource currently charges its affiliated practices a monthly service fee based on a percentage of the practice’s cash collections. In addition, OCA OutSource’s affiliations differ from OCA’s traditional affiliations in that, among other things, OCA OutSource generally does not lease the practice office space or own the practice’s fixed assets. The services provided by OCA OutSource otherwise are similar to those provided under OCA’s traditional affiliations, tailored to the particular needs of the practice’s dental or medical specialty. OCA’s experience has been that it generally enables practitioners to focus on providing quality care, while increasing their profitability and keeping them better informed about the financial performance of their practice. At June 30, 2004, OCA OutSource was providing business services to two general dental practices and one pediatric dental practice, all of which are located in the United States. OCA OutSource intends to continue to market its services to general and pediatric dentists during 2004 at association meetings and through direct mail and open houses at OCA’s corporate headquarters in Metairie, Louisiana. OCA OutSource also intends to begin marketing its services to medical practices by the end of 2004.

     Affiliated practices reimburse OCA for practice-related expenses that it incurs on their behalf, including costs to treat patients of the affiliated practices. These practice-related expenses are recorded in our condensed consolidated statements of income (loss) when incurred. Affiliated practices typically incur approximately 30% to 35% of the total expense of treating a patient during the first month of the patient’s treatment.

     We believe that the dollar amount of new patient contracts of our affiliated practices is the greatest predictor of our future patient revenue. During the six months ended June 30, 2004, our affiliated orthodontic practices generated new patient contracts totaling $333.0 million, which we expect to provide us with a future stream of patient revenue and cash flow.

ADOPTION OF FIN 46R

     We have made a number of changes in our accounting and financial statement presentation effective as of January 1, 2004, in connection with our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R was issued by the FASB in December 2003 and replaced Interpretation No. 46, which was issued by the FASB in January 2003.

     FIN 46R requires that we consolidate the assets, liabilities, equity and financial results of certain entities (known as variable interest entities or “VIEs”) if we are the primary beneficiary of the VIEs. Under FIN 46R, we are the primary beneficiary of a VIE if we absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE.

     In connection with our required adoption of FIN 46R effective January 1, 2004, we evaluated our contractual and economic relationships with affiliated practices, including an economic analysis of these relationships with the assistance of third party consultants. We concluded that the affiliated practices (other than Inactive Practices and OutSource Practices) are VIEs for purposes of FIN 46R. We also concluded that we are the primary beneficiary of these affiliated practices for purposes of FIN 46R, in that we absorb a majority of the affiliated practices’ expected losses and/or receive a majority of the affiliated practices’ expected residual returns, as a result of contractual or other financial interests in the affiliated practices.

     Accordingly, effective January 1, 2004, we are consolidating the assets, liabilities, equity and financial results of our affiliated practices (other than Inactive Practices and OutSource Practices) in our consolidated financial statements. We did not consolidate the affiliated practices for financial reporting purposes prior to January 1, 2004, in accordance with EITF Issue No. 97-2. These changes resulted in a cumulative effect of change in accounting principle charge of $74.7 million (net of an income tax benefit of $41.4 million), which was recorded during the first quarter of 2004.

     We believe that the changes required under FIN 46R enhance the transparency and clarity of our financial reporting. With these changes, our reported earnings more closely reflect the net cash provided by operating activities reported on our consolidated statements of cash flows. These changes are described in more detail below and in the notes to our condensed consolidated financial statements included in this Report.

     Briefly, these changes include the following, effective as of January 1, 2004:

•	Patient revenue. We now record patient revenue under patient contracts between affiliated practices (other than Inactive Practices and OutSource Practices) and their patients, rather than the fee revenue portion that represented our service fees, because we are now consolidating the affiliated practices for financial reporting purposes.

•	Amounts retained by practitioners. The portion of patient revenue that is retained by practitioners of Affiliated Practices is now reflected as an expense in our consolidated statements of income (loss).

•	Revenue recognition. We now reflect affiliated practices’ patient activity in our consolidated financial statements. As a result, we now recognize patient revenue based upon a straight-line allocation of patient contract balances over the term of treatment (which averages about 23 months), except that a portion relating to retainers will be recognized in the final month of treatment when braces are removed and retainers are provided to patients, in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This change eliminated the recognition of revenue related to retainers over the term of treatment, which resulted in increasing amounts of unbilled service fees receivable under our prior revenue recognition policy.

•	Patient receivables. We now record patient receivables owed to affiliated practices (other than Inactive Practices and OutSource Practices) under their patient contracts because we now consolidate the affiliated practices for financial reporting purposes. We no longer record service fees receivable, including service fees receivable relating to retainers, from our Affiliated Practices. This change caused our patient receivables to more closely match the actual timing of billing and collection for retainers, which is typically in the final month of treatment. We also no longer record the financed practice-related expense portion of service fees receivable. The impact of these expenses on our statements of income (loss) more closely reflect the timing of payment and reimbursement for these expenses.

•	Identifiable intangibles and goodwill. We now record amounts paid to practices to affiliate or amend Service Agreements as goodwill, rather than identifiable intangibles. As a result, we test goodwill for impairment under provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” rather than record amortization expense relating to our intangible investments in Service Agreements.

•	Advances to practitioners. We now record cash advances to practitioners during the start-up or expansion phase of a new center as expenses when incurred (in the line item “Amounts retained by practitioners”), rather than as a receivable. These primarily relate to funding of practitioner compensation and additional funding related to the practices. Repayment of the cash advances now reduce amounts retained by practitioners during the period in which the advance is repaid. This change resulted in the earnings impact of these advances more closing tracking the actual timing of the advance and repayment.

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

     The table below provides the impact to our condensed consolidated balance sheet at January 1, 2004, including elimination of intercompany transactions, as a result of our adoption of FIN 46R (in thousands).

	At January 1, 2004
	OCA	Impact of
	Balance Sheet	Adopting FIN 46R		Consolidated
Cash and cash equivalents	$7,391	$—		$7,391
Patient receivables, net	—	117,942	(a)	117,942
Current portion of service fees receivable, net	96,720	(96,720	) (a)	—
Current portion of advances to practitioners, net	16,544	(7,526	) (b)	9,018
Other current assets	62,051	—		62,051

Total current assets	182,706	13,696		196,402
Financed practice-related expense portion of service fees receivable	51,558	(51,558	) (a)	—
Advances to practitioners, less current portion, net	12,921	(12,921	) (b)	—
Assets associated with inactive practices	26,682	4,624		31,306
Deferred income taxes	—	41,420		41,420
Property, equipment and improvements, net	89,458	—		89,458
Identifiable intangible assets, net	201,163	(201,163	) (c)	—
Goodwill	87,641	202,804	(c)	290,445
Other assets	13,547	—		13,547

Total assets	$665,676	$(3,098)		$662,578

Accounts payable	$8,985	$—		$8,985
Accrued salaries and other current liabilities	13,977	—		13,977
Amounts payable to practitioners	5,373	—		5,373
Service fee prepayments	1,157	(1,157	) (d)	—
Deferred revenue	—	89,060	(d)	89,060
Current portion of debt and notes payable	10,455	—		10,455

Total current liabilities	39,947	87,903		127,850
Deferred income tax liability	41,268	(16,340)		24,928
Notes payable to practitioners, less current	4,050	—		4,050
Long-term debt	87,724	—		87,724
Shareholders’ equity	492,687	(74,661	) (e)	418,026

Total liabilities and shareholders’ equity	$665,676	$(3,098)		$662,578

     The following discusses the more significant adjustments to certain line items of our condensed balance sheet as a result of adopting FIN 46R.

     (a) Patient Receivables and Service Fees Receivable. Effective January 1, 2004, we record patient receivables of Affiliated Practices in our consolidated balance sheets. Patient receivables represent amounts owed to affiliated practices by their patients or third-party payors, as calculated under our revenue recognition policy. They reflect amounts yet to be received after being recognized as patient revenue. We no longer record service fees receivable in our consolidated balance sheets, including the current and financed practice-related expense portion of service fees receivable.

     (b) Advances to Practitioners and Amounts Payable to Practitioners. Effective January 1, 2004, we do not record in our condensed consolidated balance sheets cash advances to affiliated practices against future distributions. At January 1, 2004, we made the following adjustments with respect to advances to affiliated practices: (A) eliminated advances to affiliated practices that related to cash advances to affiliated practices against future distributions, (B) reclassified advances related to amounts due under Service Agreements with Inactive Practices to assets associated with Inactive Practices, and (C) eliminated advances to affiliated practices related to amounts due under Service Agreements. We will continue to record receivables and payables related to short-term differences between amounts distributed as monthly or biweekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements, until those amounts are reconciled.

     (c) Goodwill and Identifiable Intangibles. Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, we account for affiliations with practices (other than Inactive Practices and OutSource Practices) as business combinations and reclassified identifiable intangible assets related to Service Agreements with Affiliated Practices to goodwill. Prior to the adoption of FIN 46R, we recorded these amounts as identifiable intangible assets and amortized these assets. Also, as of January 1, 2004, we reclassified identifiable intangible assets related to Inactive Practices into “Assets associated with inactive practices,” because we do not consolidate these practices. Goodwill and identifiable intangibles are not amortized but are tested for impairment under provisions of SFAS No. 142. As a result of our adoption of FIN 46R during the three months ended March 31, 2004, we determined that an interim impairment test was required under SFAS No. 142. Accordingly, with the assistance of an outside consultant, we determined that no impairment was warranted as of the test date. However, our fair value assessment is sensitive to a decrease in the market price of OCA common stock. As a result, if the market price per share of OCA common stock were to decrease materially, it could result in an impairment of all or a portion of the carrying value of goodwill.

     (d) Deferred Revenue and Service Fee Prepayments. Effective January 1, 2004, we record deferred revenue in our condensed consolidated balance sheets. Deferred revenue represents amounts Affiliated Practices receive from their patients or third party payors prior to recognition of the related patient revenue, as calculated under our revenue recognition policy. We no longer record service fee prepayments in our condensed consolidated balance sheets.

     (e) Cumulative effect of change in accounting principle. As a result of adopting FIN 46R, we recorded a cumulative effect charge of $74.7 million, net of income tax benefit of $41.4 million. The charge was primarily due to the change in our revenue recognition policy, a reclassification of certain advances to Affiliated Practices as amounts retained by practitioners (as described above) and reversal of previously-recorded amortization of identifiable intangible assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     OCA’s management is required to make estimates and assumptions in the preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The following are critical accounting policies that resulted from our adoption of FIN 46R effective January 1, 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements in OCA’s Annual Report on Form 10-K for the year ended December 31, 2003 for information about other critical accounting policies.

     These policies are important in portraying our financial condition and results of operations, and require management’s difficult, subjective or complex judgments due to the sensitivity of the methods, assumptions and estimates used in preparing our condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions and estimates.

Consolidation

     FIN 46R requires the consolidation of entities known as variable interest entities (or VIEs) when an enterprise absorbs a majority of the VIEs’ expected losses, receives a majority of the VIEs’ expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIEs. Management must make assessments whether our affiliated practices are VIEs and whether we hold a controlling financial interest in the VIEs, as determined under FIN 46R. Accordingly, we will consolidate the assets, liabilities, equity and financial results of those affiliated practices in our consolidated financial statements if we determine that we do hold a controlling financial interest. We are required to reevaluate whether or not we consolidate our VIEs when a reconsideration event occurs. We do not consolidate the assets, liabilities, equity and financial results of the Inactive Practices and OutSource Practices.

     The laws of each of the jurisdictions in which we operate prohibit us from owning orthodontic or pediatric dental practices. We enter into exclusive Service Agreements with practitioners and professional entities that operate orthodontic and pediatric dental practices. We do not have any ownership interest in affiliated practices and we do not employ the orthodontists, dentists or other practitioners in the affiliated practices. The patients who are parties to patient contracts with affiliated practices remain the patients of the affiliated practices.

Amounts Retained by Practitioners

     Amounts retained by practitioners represents amounts retained in accordance with contractual terms of the Service Agreements. Amounts retained by practitioners includes cash advances provided to practitioners to fund certain practice-related matters or to provide practices with unsecured financing which will be repaid from future distributions and which are reflected as an expense in the period such amounts are advanced. Amounts retained by practitioners are reduced by repayments in the period in which repaid. On a monthly or biweekly basis, we generally distribute cash draws to practitioners that are intended to approximate calculated amounts retained by the practitioners under their Service Agreements. At the end of each quarter, we calculate amounts the practitioners are entitled to retain in accordance with the Service Agreements. We then record a receivable or payable, as applicable, for any overpayment or under payment. To the extent amounts are owed to us, we generally reduce the next monthly or biweekly draw to the practitioners.

Advances to Affiliated Practices

     We apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” when assessing advances to affiliated practices and amounts retained by affiliated practices. Accordingly, we do not record cash advances against future distributions to affiliated practices in our consolidated financial statements as advances to affiliated practices. Such amounts are recorded as an expense, in amounts retained by affiliated practices, in the period in which the distributions are made. However, as these amounts are repaid from future earnings of the affiliated practices, we record the amounts as a reduction of amounts retained by affiliated practices. We record as advances to practitioners or amounts payable to practitioners the short-term differences between amounts distributed as monthly or bi-weekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements.

Revenue Recognition and Realization of Patient Receivables

     We generally recognize patient revenues related to services provided to patients on a straight-line basis over the term of treatment (which averages about 23 months). Revenues related to retainers, or teeth retention appliances, are recognized in the final month of treatment when braces are removed and retainers are provided to the patients, in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”

     Patient receivables represent amounts owed by patients or third-party payors to affiliated practices, as calculated under our revenue recognition policy. In addition, in some instances, management is required to estimate patient receivables from certain affiliated practices based upon information provided by those affiliated practices. Management provides an allowance for uncollectible amounts based upon a percentage estimate of patient receivables that may not be collected by affiliated practices. The allowance percentage is determined based upon our experience in collecting patient receivables on behalf of affiliated practices. Management’s estimates may change based on future conditions and circumstances.

Recoverability of Assets Related to Inactive Practices

     At June 30, 2004, we had approximately $35.4 million of assets recorded in our condensed consolidated balance sheets associated with Inactive Practices, which consisted of $21.8 million of identifiable intangible assets, $3.1 million of property, equipment, and improvements, net of accumulated amortization and depreciation, $3.5 million of service fees receivable and $6.9 million of advances to affiliated practices, net of allowances for uncollectible amounts. The assessment of the recoverability of these assets is complex and requires significant judgment by management due to certain factors, primarily the uncertainty of litigation, evaluation of the outcome of pending litigation, the lack of financial information provided to us from these practices, the uncertainty of these practices fulfilling their contractual obligations to us and estimated amounts expected to be received from these practices under terms of their Service Agreements. Management estimates the amounts to be received from these practices using historical data, experience in resolving these situations and the practitioner’s willingness to resolve the matter. We have established allowances on certain amounts due from these practices and believe the net amounts recorded are realizable as of June 30, 2004. OrthAlliance has resolved disputes with some Inactive Practices by permitting the practices to buy out their Service Agreements for amounts in excess of the net book value of the identifiable intangible and other assets attributable to these practices; however, adverse litigation results could significantly affect the recoverability of these assets and may require us to write off these assets in the future.

PRACTICE COLLECTIONS AND RESULTS

     Our financial success is dependent on the financial success of our affiliated practices. The following chart illustrates, by quarter, the increases in patient fees collected by affiliated practices during 2003 and the first six months of 2004. The graph also illustrates the growth in collections of patient fees by Base Practices for which we were recording patient revenue at June 30, 2004, and the diminishing impact of Inactive Practices on total patient fees collected by affiliated practices during 2003 and the first six months of 2004. The graph also illustrates patient revenue for these periods, calculated on a pro forma basis as if our adoption of FIN 46R was effective on January 1, 2003. As depicted in the graph below, our patient revenue generally parallels the patient fees collected by affiliated practices.

(1)	These amounts reflect patient fees collected from patients or third party payors by or on behalf of affiliated practices during the respective periods. These amounts do not include any collections by Inactive Practices after we cease recording fee revenue or patient revenue for the practices.

(2)	Represents patient fees collected by or on behalf of Base Practices for which we were recording patient revenue as of June 30, 2004.

(3)	Represents patient fees collected by or on behalf of Inactive Practices, including practices that have bought out of or otherwise terminated their Service Agreements, for which we recorded fee revenue or patient revenue during the respective periods but for which we had ceased to record revenue at June 30, 2004. Accordingly, we ceased to include collections by these Inactive Practices in the graph above after we ceased recording fee revenue or patient revenue for the practices.

(4)	Represents total patient fees collected by Base Practices and Inactive Practices, including practices that have bought out of or otherwise terminated their Service Agreements, during the periods.

(5)	Represents pro forma patient revenue for the respective quarters, calculated as if our adoption of FIN 46R was effective as of January 1, 2003. Patient revenue for the first and second quarters of 2004 represent as reported patient revenue as we adopted FIN 46R effective January 1, 2004.

AGREEMENTS WITH AFFILIATED PRACTICES

     OCA provides business services to an affiliated practice under an agreement with an affiliated licensed professional and/or his or her wholly-owned professional entity. The form of agreement used for a particular affiliated practice is based upon the dental regulatory provisions of the state in which the affiliated practice is located. In most states, we use a form of service agreement, with some minor variations from state to state. In a small number of states with particularly stringent laws relating to the practice of dentistry, we use a consulting agreement, which also varies somewhat from state to state. OrthAlliance and its affiliated practices are parties to service, management service and consulting agreements that differ in some respects from the service and consulting agreements that OCA has historically used. The terms of the Service Agreements typically range from 20 to 40 years, with most ranging from 20 to 25 years. The Service Agreements generally provide for monthly service fees based upon a percentage of the practice’s operating profit or practice revenue and reimbursement of practice-related expenses. Excluding reimbursement of practice-related expenses, these service fees generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue.

     OCA OutSource provides business services to a practice under agreements with terms as short as one year. Under an OutSource Agreement, affiliated practices currently are charged a monthly service fee based on a percentage of the practice’s cash collections.

RESULTS OF OPERATIONS

     The following tables provide information about (1) the percentage of patient revenue or fee revenue represented by certain items in our condensed consolidated statements of income (loss) for the periods indicated, (2) for those same items, the percentage of patient revenue for the three and six months ended June 30, 2003 on a pro forma basis calculated as if our adoption of FIN 46R was effective as of January 1, 2003, and (3) the percentage increase or decrease in those items from period to period on an actual and pro forma basis:

	Three Months		Pro Forma	Percentage
	ended June 30,		Three Months ended	Increase/(Decrease)
			June 30,	2004 to 2003	2004 to 2003
	2004	2003	2003 (1)	Actual	Pro Forma
Patient revenue and fee revenue, respectively	100.0%	100.0%	100.0%	N/A	(6.0)%
Practice-related expenses:
Amounts retained by practitioners	28.1	—	27.1	N/A	(2.5)
Salaries and benefits	22.1	25.7	23.2	(10.3)%	(10.3)
Clinical supplies and lab fees	9.1	9.7	8.8	(2.9)	(2.9)
Rent	6.5	9.1	8.2	(25.9)	(25.9)
Marketing and advertising	6.1	7.2	6.5	(11.0)	(11.0)
Other operating costs	9.4	9.3	8.4	4.8	4.8

Total practice-related expenses	81.3	61.0	82.1	38.7	(7.0)
General and administrative	8.9	9.4	7.2	(1.0)	17.2
Depreciation	3.7	3.5	3.1	12.3	12.3
Amortization	—	2.8	—	N/A	0.0
Loss (gain) on sale of assets	1.6	(0.3)	(0.3)	574.6	574.6
Asset impairments	—	1.1	1.0	N/A	N/A

Operating income	4.5	22.6	6.9	(79.3)	(38.6)
Income before income taxes	3.5	21.5	5.9	(83.3)	(44.6)

Net income	2.2%	13.4%	3.6%	(82.9)%	(43.5)%

	Six Months		Pro Forma	Percentage
	ended June 30,		Six Months ended	Increase/(Decrease)
			June 30,	2004 to 2003	2004 to 2003
	2004	2003	2003 (1)	Actual	Pro Forma
Patient revenue and fee revenue, respectively	100.0%	100.0%	100.0%	N/A	(3.9)%
Practice-related expenses:
Amounts retained by practitioners	28.8	—	25.8	N/A	7.2
Salaries and benefits	21.6	26.0	23.3	(11.1)%	(11.1)
Clinical supplies and lab fees	8.6	10.1	9.1	(8.5)	(8.5)
Rent	6.3	9.1	8.2	(26.4)	(26.4)
Marketing and advertising	5.4	6.7	6.0	(13.3)	(13.3)
Other operating expenses	8.5	9.0	8.1	1.4	1.4

Total practice-related expenses	79.3	60.9	80.5	39.3	(5.4)
General and administrative	8.4	8.1	6.5	11.8	24.4
Depreciation	3.6	3.5	3.1	9.8	9.8
Amortization	0.1	2.6	0.1	(96.4)	0.0
Loss (gain) on sale of assets	0.7	0.1	0.1	945.5	945.5
Asset impairments	—	0.9	0.8	N/A	N/A
Operating income	8.0	23.9	8.9	(64.3)	(14.1)
Income before income taxes and cumulative effect	7.0	22.6	7.7	(67.0)	(13.1)
Income before cumulative effect of change in accounting principle	4.4	14.1	4.8	(66.3)	(11.4)
Cumulative effect, net of income tax benefit	(34.7)	0.0	0.0	N/A	N/A
Net income (loss)	(30.3)%	14.1%	4.8%	(330.2)%	N/A

(1)	Presented on a pro forma basis as if our adoption of FIN 46R was effective as of January 1, 2003.

Financial Results Attributable to Base Practices and Inactive Practices

     The following tables provide information about financial results attributable to Base Practices, Inactive Practices and our corporate operations for the three and six months ended June 30, 2004 and 2003, and for the three and six months ended June 30, 2003 on a pro forma basis as if our adoption of FIN 46R was effective as of January 1, 2003. “Base Practices” are affiliated practices for which we were recording patient revenue as of June 30, 2004. “Inactive Practices” are practices that were engaged in litigation with OCA or OrthAlliance and/or had ceased paying service fees and for which we had ceased to record patient revenue at June 30, 2004. At June 30, 2004, there were 306 Base Practices and 108 Inactive Practices that were parties to Service Agreements. At June 30, 2003, there were 337 Base Practices and 82 Inactive Practices that were parties to Service Agreements.

     As reflected in the following tables, during the three and six months ended June 30, 2004, our financial results were almost entirely attributable to Base Practices, as the amount of patient revenue, expense and operating income (loss) attributable to Inactive Practices during the first half of 2004 was significantly less than during the first half of 2003 on a pro forma basis. The tables also indicate the impact of de novo centers, which typically incur operating losses during their first 12 to 18 months of operation.

	Base Practices (1)
	Mature	De Novo	Inactive
	Centers (2)	Centers (3)	Practices(4)	Corporate (5)	Total
For the three months ended June 30, 2004 (as reported):
Patient revenue	$103,003	$657	$656	$—	$104,316
Practice-related expenses (6)	81,873	1,895	1,022	—	84,790
General and administrative (5)	—	—	—	9,326	9,326
Depreciation	2,633	263	543	448	3,887

Operating income (loss) before loss on sale of assets	18,497	(1,501)	(909)	(9,774)	6,313
Loss on sale of assets	—	—	1,628	—	1,628

Operating income (loss)	18,497	(1,501)	(2,537)	(9,774)	4,685
Interest expense (net) (5)	—	—	—	1,083	1,083
Non-controlling interest (5)	—	—	—	—	—

Income before income taxes (5)	18,497	(1,501)	(2,537)	(10,857)	3,602
Income taxes (5)	6,751	(548)	(926)	(3,962)	1,315

Net income (loss) (5)	$11,746	$(953)	$(1,611)	$(6,895)	$2,287

For the three months ended June 30, 2003 (as reported):
Fee revenue	$88,219	$432	$11,563	$—	$100,214
Practice-related expenses (6)	48,148	1,099	11,885	—	61,132
General and administrative (5)	—	—	—	9,416	9,416
Depreciation and amortization	5,327	117	421	386	6,251

Operating income (loss) before gain on sale of assets and asset impairments	34,744	(784)	(743)	(9,802)	23,415
Gain on sale of assets			343		343
Asset impairments	—	—	1,111	—	1,111

Operating income (loss)	34,744	(784)	(1,511)	(9,802)	22,647
Interest expense (net) (5)	—	—	—	1,120	1,120
Non-controlling interest (5)	—	—	—	15	15

Income before income taxes (5)	34,744	(784)	(1,511)	(10,937)	21,512
Income taxes (5)	13,115	(296)	(570)	(4,128)	8,121

Net income (loss) (5)	$21,629	$(488)	$(941)	$(6,809)	$13,391

	Base Practices (1)
	Mature	De Novo	Inactive
	Centers (2)	Centers (3)	Practices (4)	Corporate (5)	Total
For the three months ended June 30, 2003 (pro forma):
Patient revenue	$94,069	$582	$16,372	$—	$111,023
Practice-related expenses (6)	72,732	1,249	17,219	—	91,200
General and administrative (5)	—	—	—	7,960	7,960
Depreciation and amortization	2,538	117	421	386	3,462

Operating income (loss) before gain on sale of assets and asset impairments	18,799	(784)	(1,268)	(8,346)	8,401
Asset impairments	—	—	1,111	—	1,111
Gain on sale of assets	—	—	343	—	343

Operating income (loss)	18,799	(784)	(2,036)	(8,346)	7,633
Interest expense (net) (5)	—	—	—	1,120	1,120
Non-controlling interest (5)	—	—	—	15	15

Income before income taxes (5)	18,799	(784)	(2,036)	(9,481)	6,498
Income taxes (5)	7,097	(296)	(769)	(3,579)	2,453

Net income (loss) (5)	$11,702	$(488)	$(1,267)	$(5,902)	$4,045

For the six months ended June 30, 2004 (as reported):
Patient revenue	$210,455	$1,106	$3,653	$—	$215,214
Practice-related expenses (6)	163,606	2,932	3,951	—	170,489
General and administrative (5)	—	—	—	18,152	18,152
Depreciation and amortization	5,852	407	718	891	7,868

Operating income (loss) before loss on sale of assets	40,997	(2,233)	(1,016)	(19,043)	18,705
Loss on sale of assets	—	—	1,547	—	1,547

Operating income (loss)	40,997	(2,233)	(2,563)	(19,043)	17,158
Interest expense (net) (5)	—	—	—	2,248	2,248
Non-controlling interest (5)	—	—	—	(94)	(94)

Income before income taxes (5)	40,997	(2,233)	(2,563)	(21,197)	15,004
Income taxes (5)	14,964	(815)	(935)	(7,738)	5,476

Income (loss) before cumulative effect of change in accounting principle (5)	$26,033	$(1,418)	$(1,628)	$(13,459)	$9,528

For the six months ended June 30, 2003 (as reported):
Fee revenue	$170,738	$568	$29,547	$—	$200,853
Practice-related expenses (6)	98,173	1,750	22,483	—	122,406
General and administrative (5)	—	—	—	16,242	16,242
Depreciation	9,173	212	2,021	802	12,208

Operating income before loss on sale of assets and impairments	63,392	(1,394)	5,043	(17,044)	49,997
Loss on sale of assets	—	—	148	—	148
Asset impairments	—	—	1,815	—	1,815

Operating income (loss)	63,392	(1,394)	3,080	(17,044)	48,034
Interest expense (net) (5)	—	—	—	2,549	2,549
Non-controlling interest (5)	—	—	—	29	29

Income before income taxes (5)	63,392	(1,394)	3,080	(19,622)	45,456
Income taxes (5)	23,930	(526)	1,163	(7,407)	17,160

Net income (loss) (5)	$39,462	$(868)	$1,917	$(12,215)	$28,296

	Base Practices (1)
	Mature	De Novo	Inactive
	Centers (2)	Centers (3)	Practices (4)	Corporate (5)	Total
For the six months ended June 30, 2003 (pro forma):
Patient revenue	$190,920	$778	$32,242	$—	$223,940
Practice-related expenses (6)	149,642	1,960	28,616	—	180,218
General and administrative (5)	—	—	—	14,592	14,592
Depreciation and amortization	5,295	212	874	803	7,184

Operating income (loss) before loss on sale of assets and impairments	35,983	(1,394)	2,752	(15,395)	21,946
Loss on sale of assets	—	—	148	—	148
Asset impairments	—	—	1,815	—	1,815

Operating income (loss)	35,983	(1,394)	789	(15,395)	19,983
Interest expense (net) (5)	—	—	—	2,684	2,684
Non-controlling interest (5)	—	—	—	29	29

Income before income taxes (5)	35,983	(1,394)	789	(18,108)	17,270
Income taxes (5)	13,583	(526)	298	(6,836)	6,519

Net income (loss) (5)	$22,400	$(868)	$491	$(11,272)	$10,751

(1)	Represents operating results attributable to Base Practices for which we were recording patient revenue as of June 30, 2004.

(2)	Represents centers that had been operating and affiliated with us for more than 18 months as of June 30, 2004, or that had been operating for less than 18 months as of June 30, 2004 but had begun to generate operating profits on a cash basis.

(3)	Represents recently-developed centers that had been operating for 18 months or less and that had not begun to generate operating profits on a cash basis.

(4)	Represents operating results attributable to Inactive Practices, including practices that have bought out of or otherwise terminated their Service Agreements, during the three and six months ended June 30, 2004 and 2003.

(5)	For purposes of this table only, in determining the expenses and operating income, we did not allocate our corporate overhead costs, interest expense (net) and non-controlling interest to these practices. We did, however, allocate income taxes to the respective practices.

(6)	Practice-related expenses include all expenses directly associated with the operations of the practice, including amounts retained by practitioners.

Comparison of Financial Results of Three and Six Months Ended June 30, 2003 and 2004

     The following discussion provides an analysis of our results of operations for the three and six months ended June 30, 2004 and 2003. As a result of adopting the provisions of FIN 46R, the presentation of our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2004 and 2003 has changed. Our adoption of FIN 46R had a significant impact on our results of operations and financial condition and significantly impacts the comparability of our consolidated financial statements for prior periods. As a result, we have included in our discussion below a comparison of actual results for the three and six months ended June 30, 2004 to pro forma results for the three and six months ended June 30, 2003 assuming the adoption of FIN 46R was effective January 1, 2003. In addition, we now classify expenses associated with our corporate headquarters into “General and Administrative” expense and classify expenses directly associated with the operation of affiliated practices (except for the OutSource Practices) to their respective line items within “Practice-related expenses.”

     Net Income (Loss). Net income for the three months ended June 30, 2004 was $2.3 million compared to net income of $13.4 million for the same period in 2003. Net loss for the six months ended June 30, 2004 was $65.1 million compared to net income of $28.3 million for the same period in 2003. Our net loss during the first six months of 2004 was primarily related to a cumulative effect of a change in accounting principle of $74.7 million, net of income tax benefit of $41.4 million, recorded during the first quarter of 2004.

     Our net income during the three and six months ended June 30, 2004 also was negatively impacted by operating losses and other expenses incurred in connection with the development of de novo centers. During the three months ended June 30, 2004, we incurred operating losses associated with de novo centers of approximately $1.5 million, compared to $0.8 million during the same period in 2003. During the six months ended June 30, 2004, we incurred operating losses associated with de novo centers of approximately $2.2 million, compared to $1.4 million for the same period in 2003. The development of de novo centers with new and existing affiliated practices provides us with opportunities for future growth and increased revenue and profits in the long-term, and we believe that it is more effective and less capital-intensive than affiliating with established practices. However, these developments have a negative impact on our net income in the short-term in that de novo centers typically generate initial operating losses during their first 12 months of operations and experience relatively lower operating margins than mature centers. We typically finance all of the operating losses incurred in connection with de novo practices and centers, and we typically fund a portion of the compensation of affiliated practitioners during the startup or expansion phase of their practices. We record these amounts as practice-related expenses in our condensed consolidated statements of income (loss) when incurred. The practices generally repay these amounts, including accrued interest, over a five-year period when the de novo center becomes profitable. We expect operating losses associated with the de novo centers to be short-term and that these centers will have a positive contribution to our financial results after their startup phase. Despite the short-term losses, we will continue to invest in our existing affiliated practices and develop additional de novo centers for the remainder of 2004 to grow our business.

     In addition, net income (loss) was affected by the following significant factors:

     Patient Revenue and Fee Revenue. The consolidation provisions of FIN 46R requires us to record patient revenue of affiliated practices in our consolidated financial statements. Patient revenue is recognized on a straight-line basis over the term of the patient contract, except for a portion related to retainers, which is recognized in the final month of treatment when braces are removed and a retainer is provided to the patient. Fee revenue represented amounts related to services provided to affiliated practices and recorded under our revenue recognition policy prior to January 1, 2004. Fee revenue was $100.2 million and $200.9 million for the three and six months ended June 30, 2003, respectively.

     Patient revenue for the three months ended June 30, 2004 decreased $6.7 million, or 6.0%, to $104.3 million from $111.0 million for the same period in 2003 on a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003. Patient revenue for the six months ended June 30, 2004 decreased $8.7 million, or 3.8%, to $215.2 million from $223.9 million for the same period in 2003 on a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003. These decreases were primarily due to a significant decrease in the amount of patient revenue attributable to Inactive Practices, as indicated in the following table:

				Increase/
	Three months ended June 30,			(Decrease)
	2004	2003		Dollar Amount		Percentage
		As reported	Pro forma (3)	Actual	Pro forma	Actual	Pro forma
	(in thousands, except percentage data)
Base Practices (1)	$103,660	$88,651	$94,651	$15,009	$9,009	16.9%	9.5%
Inactive Practices (2)	656	11,563	16,372	(10,907)	(15,716)	(94.3)%	(96.0)%

Total patient revenue or fee revenue	$104,316	$100,214	$111,023	$4,102	$(6,707)	4.0%	(6.0)%

				Increase/
	Six months ended June 30,			(Decrease)
	2004	2003		Dollar Amount		Percentage
		As reported	Pro forma (3)	Actual	Pro forma	Actual	Pro forma
	(in thousands, except percentage data)
Base Practices (1)	$211,561	$171,306	$191,698	$40,255	$19,863	23.4%	10.4%
Inactive Practices (2)	3,653	29,547	32,242	(25,894)	(28,589)	(87.6)%	(88.7)%

Total patient revenue or fee revenue	$215,214	$200,853	$223,940	$14,361	$(8,726)	(7.2)%	(3.9)%

(1)	Represents patient revenue of Base Practices for which we were recording patient revenue as of June 30, 2004.

(2)	Represents patient revenue attributable to Inactive Practices during the three and six months ended June 30, 2004 and 2003 for which we recorded patient revenue or fee revenue during the respective period but for which we had ceased to record patient revenue at June 30, 2004.

(3)	Represents patient revenue on a pro forma basis as if our change in accounting principle pursuant to FIN 46R was effective as of January 1, 2003.

     As indicated in the table above, during the three months ended June 30, 2004, the $9.0 million or 9.5% increase in patient revenue attributable to Base Practices was offset by a $15.7 million or 96.0% decrease in patient revenue attributable to Inactive Practices, as compared to the same period in 2003 on a pro forma basis. This increase in patient revenue attributable to Base Practices was primarily due to an increase in patient revenue for comparable Base Practices during the period. Patient revenue for Base Practices for which we recorded patient revenue throughout the three months ended June 30, 2004 and 2003 increased 8.9% during the three months ended June 30, 2004, compared to the same period of 2003 on a pro forma basis, calculated on a pro forma basis as if our change in accounting principle occurred on January 1, 2003. Similarly, during the six months ended June 30, 2004, the $19.9 million or 10.4% increase in patient revenue attributable to Base Practices was offset by a $28.6 million or 88.6% decrease in patient revenue attributable to Inactive Practices, as compared to the same period in 2003 on a pro forma basis. This increase in patient revenue attributable to Base Practices was primarily due to an increase in patient revenue for comparable Base Practices during the period. Patient revenue for Base Practices for which we recorded patient revenue throughout the entire six months ended June 30, 2004 and 2003 increased 10.1% during the six months ended June 30, 2004, compared to the same period of 2004 on a pro forma basis, calculated on a pro forma basis as if our change in accounting principle occurred on January 1, 2003. These decreases in patient revenue attributable to Inactive Practices resulted as we ceased to record patient revenue during the first half of 2004 for Inactive Practices for which we recorded fee revenue during the first half of 2003.

     We expect some continued fluctuations in patient revenue as affiliated practices may buy out of their Service

Agreements or stop paying service fees and providing certain financial information which we use to compute patient revenue. However, certain practices that are not currently included in our results may begin utilizing our services and paying service fees in the future or may be transitioned to another practice. The decline in patient revenue from practices for which we discontinued recording revenue also contributed to a decline in direct expenses, as discussed below. We expect the results attributable to Base Practices to increase over time and to offset the decrease in patient revenue from Inactive Practices for which we no longer record patient revenue.

     Practice-Related Expenses. Practice-related expenses are expenses that directly relate to the operation of affiliated practices (other than OutSource Practices), including the following:

•	Amounts retained by practitioners, which represents amounts that have been retained by practitioners under the contractual terms of their Service Agreements. The consolidation provisions of FIN 46R require us to record these amounts in our financial statements. Amounts retained by practitioners primarily includes compensation of owner-practitioners and associate-practitioners.

•	Salaries and benefits, which includes payroll and benefits costs for employees at our affiliated centers (which do not include the orthodontists, dentists and other practitioners).

•	Clinical supplies and lab fees, which primarily represents the costs of bands, brackets, wires, retainers and other removable or fixed appliances and laboratory costs incurred in treating patients by our affiliated practices,

•	Rent expense, which primarily consists of costs of leasing office space, including common area maintenance charges, for our affiliated centers, and

•	Marketing and advertising expense, which represents costs associated with television, radio and print media advertising for affiliated practices.

     During the three months ended June 30, 2004, practice-related expenses increased $23.7 million, or 38.7%, to $84.8 million from $61.1 million for the same period in 2003. This overall increase during the three months ended June 30, 2004 was primarily due to amounts retained by affiliated practices. On a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003, practice-related expenses decreased $6.4 million, or 7.0%, to $84.8 million for the three months ended June 30, 2004 from $91.2 million for the three months ended June 30, 2003.

     Amounts retained by practitioners totaled $29.3 million, or 28.1% of patient revenue, for the three months ended June 30, 2004. On a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003, amounts retained by practitioners was $30.1 million, or 27.1% of patient revenue, for the three months ended June 30, 2003. Amounts retained by practitioners totaled $62.0 million, or 28.8% of patient revenue, for the six months ended June 30, 2004. On a pro forma basis, calculated as if our adoption of FIN 46R was effective as of January 1, 2003, amounts retained by practitioners was $57.8 million, or 25.8% of patient revenue, for the six months ended June 30, 2003. The $4.2 million increase on a pro forma basis in amounts retained by practitioners during the six months ended June 30, 2004 was primarily due to the growth in patient revenue for Base Practices. The increase in amounts retained by practitioners as a percentage of patient revenue on a pro forma basis was primarily due to an increase in the profitability of certain affiliated practices, increased participation in our service fee rebate incentive program for higher revenue producing practices, the phase-out of corporate-level expense allocation among certain affiliated practices, and the increase in compensation of practitioners as a result of changes in economic arrangements with us.

     All other practice-related expenses, excluding amounts retained by practitioners, decreased $5.6 million or 9.2% to $55.5 million for the three months ended June 30, 2004 from $61.1 million for the three months ended June 30, 2003. These other practice-related expenses decreased $13.9 million or 11.3% to $108.5 million for the six months ended June 30, 2004 from $122.4 million for the six months ended June 30, 2003. During the three months ended June 30, 2004, salaries and benefits decreased $2.6 million, or 10.1%, to $23.1 million from $25.7 million for the same period in 2003. During the six months ended June 30, 2004, salaries and benefits decreased $5.8 million, or 11.1%, to $46.4 million from $52.2 million for the same period in 2003. During the three months ended June 30, 2004, rent decreased $2.4 million, or 26.0%, to $6.8 million from $9.2 million for the same period in 2003. During the six months ended June 30, 2004, rent decreased $4.9 million, or 26.6%, to $13.5 million from $18.4 million for the same period in 2003. These decreases were primarily due to a net reduction in the number of affiliated practices for which we recorded practice-related expenses during the three and six months ended June 30, 2004, as a result of practices that bought out of their Service Agreements or for which we generally ceased to record fee revenue or patient revenue after June 30, 2003. Our adoption of FIN 46R did not affect our direct expenses other than amounts retained by affiliated practices.

     General and Administrative. General and administrative expense represents all costs associated with the operation of our corporate headquarters, including corporate overhead associated with providing centralized collections, financial reporting and other business services to our affiliated practices. These costs include salaries and benefits for corporate employees, rent of our corporate office, telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible amounts. During the three months ended June 30, 2004, general and administrative expense was $9.3 million, compared to $9.4 million during the same period of 2003. During the six months ended June 30, 2004, general and administrative expense was $18.2 million, which represented a $2.0 million or 12.3% increase from $16.2 million during the same period of 2003. These increases were primarily due to increased accounting and legal costs associated with our change in independent auditors, our annual audit and our change in accounting principle as a result of adopting FIN 46R. We expect to incur additional accounting and legal costs during the remainder of 2004 relating to the requirements under the Sarbanes-Oxley Act of 2002, including preparation for management’s assessment of our internal control over financial reporting and a related attestation report by our independent auditors. Partially offsetting the increase in accounting and legal expenses during the three and six months ended June 30, 2004 was a decrease in the provision for uncollectible amounts. As a result of our adoption of FIN 46R effective January 1, 2004, we no longer record on our balance sheet cash advances to affiliated practices against future distributions and amounts due under Service Agreements and, accordingly, we no longer provide an allowance associated with these advances. At June 30, 2004, advances to practitioners primarily relate to short-term differences between amounts distributed to practitioners and amounts that the practitioners are entitled to retain under their Service Agreements. We continue to provide a provision for uncollectible amounts associated with advances to Inactive Practices.

     Amortization. Amortization represented the amortization expense recorded in connection with the amortization of our identifiable intangible assets. The consolidation provisions under FIN 46R required us, for financial reporting purposes only, to recognize affiliations with our affiliated practices (other than Inactive Practices and OutSource Practices) as a business combination, which resulted in us recording as goodwill the amount of affiliation payments to obtain or amend Service Agreements that exceed the fair value of tangible assets acquired. We do not amortize goodwill or identifiable intangible assets but test them for impairment under SFAS No. 142. Amortization expense was $0 during the three months ended June 30, 2004, compared to $2.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, amortization expense was $0.2 million compared to $5.2 million for the same period in 2003. The decreases in amortization expense during the three and six months ended June 30, 2004 compared to the same periods in 2003 were primarily due to our adoption of FIN 46R.

     Asset Impairments. We recorded no asset impairments during the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, we recorded impairments of approximately $0.9 million and $1.3 million, respectively, related to property, equipment and improvements for offices closed during 2003 and approximately $0.3 million and $0.6 million, respectively, related to intangible assets.

     Gain (Loss) on Sale of Assets. During the three and six months ended June 30, 2004, we incurred loss on sale of assets of approximately $1.6 million and $1.5 million ($1.0 million and $1.0 million, net of income tax benefit), respectively, as a result of practices buying out of their Service Agreements. We received an aggregate of $2.4 million in cash from these buyouts.

     Income Taxes. Our effective income tax rate was 36.5% for the three and six months ended June 30, 2004, compared to 37.8% for the three and six months ended June 30, 2003. We record a liability for matters of uncertainty or dispute with tax authorities as a component of deferred taxes. We assess this liability on a quarterly basis and reduced our effective rate during the three and six months ended June 30, 2004.

     Cumulative Effect. During the six months ended June 30, 2004, we recorded a cumulative effect of a change in accounting principle of $74.7 million, net of income tax benefit of $41.4 million, with respect to our adoption of FIN 46R effective January 1, 2004. See the table under “-Adoption of FIN 46R - Consolidated Balance Sheets” above for additional information about the components of this cumulative effect.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents was $8.6 million at June 30, 2004 and $7.4 million at December 31, 2003. Our working capital (total current assets less total current liabilities) was $70.0 million at June 30, 2004, compared to $142.8 million at December 31, 2003. Our current ratio (total current assets divided by total current liabilities) was 1.5 at June 30, 2004, compared to 4.6 at December 31, 2003. The decrease in working capital at June 30, 2004 compared to December 31, 2003 was primarily due to a decrease of $96.7 million in service fees receivable and an increase of $96.9 million in deferred revenue, offset by an increase of $128.7 million in patient receivables. The changes in these accounts were primarily due to our adoption of FIN 46R effective January 1, 2004 and the impact these changes had on certain of our balance sheet items, including the items mentioned above. During the six months ended June 30, 2004, we did not borrow under our credit facility but generated excess cash from operations to fund our capital expenditures and to reduce our debt. At June 30, 2004, we had $20.4 million available to borrow under our credit facility. We expect to continue generating excess cash to meet our capital requirements and liquidity needs during the remainder of 2004.

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

     Capital Expenditures. Our capital expenditures primarily consist of costs related to developing de novo centers and remodeling, refurbishing and maintaining existing centers for our affiliated practices. The average cost of developing a new orthodontic center in the United States is about $350,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. We generally bear an affiliated practice’s portion of these costs until we are reimbursed by the practice. Under most of our Service Agreements, the affiliated practices repay these costs over a five-year period. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from our primary lender. We generally no longer guarantee new debt for our affiliated practices.

     During our rapid growth in the 1990’s, we expended a disproportionately high amount of our capital investment on the development of de novo centers relative to expenditures on existing centers. During recent years, however, our capital expenditures have been increasingly directed toward remodeling, refurbishing, improving and expanding our existing affiliated centers to facilitate internal growth. During recent years, we also invested significantly in computer systems infrastructure and other technology for our affiliated centers, such as advanced digital cameras or DSL data delivery capability. In addition, we continue to invest in the development of de novo centers in our international operations. We have committed to develop additional de novo centers and remodel existing centers for affiliated practices. We currently estimate that these developments and remodelings will require approximately $15.9 million of capital expenditures, which we expect to incur in the second half of 2004 and in 2005. We may commit to additional developments and remodelings as well. We expect to fund these capital expenditures using cash generated from operations.

     Advances to Affiliated Practices. We advance cash to affiliated practices primarily against future distributions of the practice or provide advances relating to amounts due to us under service agreements. We generally advance cash to affiliated practices to (a) fund compensation for the practice’s affiliated practitioners during the startup or expansion phase of a newly developed center, (b) provide additional funds to affiliated practices for certain practice-related matters or other unsecured financing or (c) finance the acquisition of another practice. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining their compensation during the startup or expansion phase of their practices. We also provide advances related to amounts due to us under Service Agreements by (1) remitting more funds during the quarter to the affiliated practice than the practice was actually entitled to retain under its service agreement, (2) paying expenses to third parties on behalf of certain affiliated practices that collect their own patient fees and currently have not reimbursed us for those expenses or (3) not receiving all service fees due from certain affiliated practices that collect their own patient fees.

     These advances are payable on demand and generally interest free and unsecured. We intend to fund these advances and any continued financing using cash from operations and borrowings under our credit facility, if needed. See "-Adoption of FIN 46R” regarding accounting treatment of these advances.

     Incentive Program Payments, Notes Payable and Debt Obligations. Certain OrthAlliance affiliated practices are eligible, in connection with amending or extending Service Agreements, to receive annual payments under our incentive programs in 2004 and 2005. If all conditions are met under these programs during 2004, we would pay participants an aggregate of $6.1 million for amounts earned in 2004. At June 30 2004, we had current maturities of $8.3 million under our credit facility and $1.9 million due to our affiliated practices. We expect cash flow from operations to fund these payments during 2004.

     Stock Repurchase Program. In August 2003, OCA’s Board of Directors approved a common stock repurchase program that authorizes us to repurchase up to 2.0 million shares of OCA common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. OCA anticipates making repurchases of its common stock in the future under this program. Repurchased shares are held in treasury, and may be available for use in connection with OCA’s stock option plans, stock programs and acquisitions or for other corporate purposes.

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

     Cash from Operations. We expect to fund our cash needs primarily from cash flows from our operations. During the six months ended June 30, 2004, we used our deferred tax assets relating to net operating loss carryforwards to offset our tax provision for the first two quarters of 2004. These net operating loss carryforwards primarily related to the cumulative effect of (a) a change in accounting method for recognizing revenue for income tax purposes approved by the Internal Revenue Service in January 2003 and (b) a change in accounting method related to applicable class lives for certain long-lived assets filed during 2003 pursuant to IRS rules that provide for an automatic change in accounting method. We expect that the remaining net operating loss carryforwards will substantially offset our income tax liability for the remainder of 2004. We expect to use the cash arising from this benefit to fund other operational needs for the remainder of 2004. We also have deferred tax assets of $41.4 million recorded as a result of the cumulative effect from the adoption of FIN 46R. We anticipate monetizing this deferred tax asset in the future.

     During the six months ended June 30, 2004, we decreased the amounts of service fees charged to certain of our affiliated practices which negatively affected our cash flow from operations. Beginning in 2003, we implemented an incentive program whereby we reduced service fees charged to certain practices that achieve certain performance levels. For the six months ended June 30, 2004, this incentive program resulted in a $1.9 million reduction in service fees charged to these practices compared to a $1.0 million reduction for the same period in 2003. We have also reduced service fees charged to certain other practices, which resulted in lower service fees collected from these practices compared to the six months ended June 30, 2003. In addition, we have phased out 75% of the reimbursement of corporate-level expense allocation among certain affiliated practices as of June 30, 2004. We have sustained our growth and capital needs using cash generated from operations and not from borrowings under our credit facility. We expect to continue using cash generated operations to fund our growth and capital needs.

     Credit Facility. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia National Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion. Borrowings under the credit facility generally bear interest at varying rates above the lender’s prime rate ranging from 0.50% to 1.50% or above the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on our leverage ratio as computed under the credit facility. Amounts borrowed under the credit facility are secured by a security interest in the capital stock of our operating subsidiaries. The revolving line of credit expires January 2, 2006. At June 30, 2004, $79.6 million was outstanding under the revolving line of credit and $12.3 million was outstanding under the term loan. The term loan is fully amortizing over three years with level, quarterly principal payments of $2.1 million, plus interest.

     Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate our ability to borrow funds under the credit facility. If we were to experience an event or matter that has, or is reasonably likely to have, a material adverse effect (as defined in the credit facility) on us, we would be unable to borrow additional amounts under the credit facility without a waiver by our lenders or an amendment to the credit facility. We cannot assure you that we could obtain such a waiver or amendment, which could have a material adverse impact on our liquidity and capital resources. At June 30, 2004, we were in compliance with the covenants and restrictions under the credit facility.

Cash Flows

The following table summarizes cash flow information for the six months ended June 30, 2004 and 2003:

	Six months ended
	June 30,
	2004	2003
Net cash provided by operating activities	$22,534	$27,513
Net cash used in investing activities	(15,502)	(12,506)
Net cash used in financing activities	(4,876)	(10,170)
Change in cash and cash equivalents	1,181	4,493

     Operating Activities. See our discussion of net income in the section above captioned “- Results of Operations.” Our working capital decreased 50.7% to $70.3 million at June 30, 2004 from $142.8 million at December 31, 2003, primarily as a result of our adoption of FIN 46R.

     Investing Activities. Net cash used in investing activities during the six months ended June 30, 2004 was $15.5 million compared to $12.5 million during the same period in 2003. We used $10.2 million and $7.5 million in cash to purchase property, equipment and improvements during the six months ended June 30, 2004 and 2003, respectively. These expenditures primarily related to the development of new or de novo centers in the United States and abroad and the remodeling or refurbishing of existing centers. We expect to make additional purchases of property, equipment and improvements in future periods as we open and refurbish additional centers.

     Financing Activities. Net cash used in financing activities was $4.9 million and $10.2 million for the six months ended June 30, 2004 and 2003, respectively. We repaid $5.9 million less on our credit facility during the six months ended June 30, 2004 compared to the same period in 2003. During the six months ended June 30, 2003, we obtained a new credit facility under which we borrowed $109.9 million to retire our prior credit facility and bridge credit facility and to pay related transaction costs. We have committed to develop additional de novo centers and remodel existing centers for affiliated practices. We currently estimate that these developments and remodeling will require approximately $15.9 million of capital expenditures, which we expect to incur in the second half of 2004 and in 2005. We may commit to additional developments and remodeling as well.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six months ended June 30, 2004, there were no material changes to the quantitative and qualitative disclosures about market risks presented in OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     OCA, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation and as of the end of the period covered by this Report, OCA’s Chief Executive Officer and Chief

Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in reports that OCA files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

     In April 2004, OCA received a letter dated March 15, 2004 from Ernst & Young LLP, its former independent auditors, stating that they believed that there were material weaknesses in internal controls over OCA’s financial statement close process. OCA’s senior management and the members of its Audit Committee are developing a plan to address the items cited in the letter from Ernst & Young. Certain items in the letter from Ernst & Young may no longer be applicable due to our adoption of FIN 46R and change in revenue recognition policy effective January 1, 2004. Among other things, these changes eliminated the need to calculate fee revenue and service fees receivable, since these accounts are no longer recorded in our consolidated financial statements. The determination of fee revenue under our prior revenue recognition policy required complex and data-intensive calculations by management, including determination of the portion of a straight-line allocation of patient contract amounts estimated to be retained by affiliated practices in future periods, and the portion of unreimbursed practice-related expenses that was secured by patient fees receivable and recognizable as fee revenue. These calculations are not applicable under our new revenue recognition policy.

     Since March 31, 2004, we have taken certain steps to enhance our internal control over financial reporting. These enhancements include increased automation in determining our patient revenue and patient receivables. We intend to continue to hire additional personnel in our financial accounting area, which we believe will improve segregation of duties with respect to our financial accounting. We also are taking steps to improve communication between our operations and financial accounting areas by having periodic meetings to discuss operational changes and practice transitions, and by appointing representatives of both areas to our Disclosure Committee that considers disclosure to be included in periodic reports we file with the SEC. We also have formed a committee that includes representatives of our operations, legal and financial accounting areas to discuss and assess periodically our pending litigation with affiliated practices and assets associated with those practices. In addition, we have engaged outside consultants to advise our management in evaluating, documenting and testing our internal controls. We continue to further document and enhance our controls and procedures.

     In addition, we are in the process of evaluating, documenting and testing our internal control over financial reporting in anticipation of disclosure that will be required to be included in our Annual Reports on Form 10-K (beginning with our Annual Report on Form 10-K for 2004) under rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002. These SEC rules require that we include a report by OCA’s management regarding its assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, as well as an attestation report by our independent auditors on management’s assessment. Management is not permitted to conclude that our internal control over financial reporting is effective if there are one or more material weaknesses in our internal control over financial reporting, and we must disclose any material weaknesses identified by management.

     During this evaluation, documentation and testing process, we may identify one or more material weaknesses in our internal control over financial reporting, and we may be unable to remediate those weaknesses before management’s assessment. We cannot assure you that our management will conclude that our internal control over financial reporting is effective. In addition, our independent auditors may not be satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, and they may decline to attest to management’s assessment or may issue a qualified attestation report. If any of these events were to occur, they could lessen investor confidence in the reliability of our financial statements, which could negatively impact the market price of OCA common stock. They could also negatively impact our ability to affiliate with additional practices. We also expect that the evaluation, documentation and testing process and any required remediation will increase our accounting, legal and other expenses and will divert some of the time and attention of members of our management.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     OCA and its subsidiary OrthAlliance are engaged in litigation with a number of Inactive Practices. Before OCA agreed to acquire OrthAlliance in November 2001, it anticipated that some portion of OrthAlliance’s affiliated practices would oppose the transaction. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

     On April 10, 2003, Ilena and Guiseppe Chiaretti filed an action in the United States District Court for the Eastern District of Louisiana against OCA and Bartholomew F. Palmisano, Sr., OCA’s Chairman of the Board, President and Chief Executive Officer, Bartholomew F. Palmisano, Jr., OCA’s Chief Operating Officer, and Thomas J. Sandeman, OCA’s then Chief Financial Officer. Similar actions were filed in the same court by other plaintiffs. On August 28, 2003, the lawsuits were consolidated and John A. Matis, Trustee was appointed as lead plaintiff. The consolidated action purported to be filed as a class action on behalf of the plaintiffs and other purchasers of shares of OCA common stock from November 14, 2002 to March 18, 2003, and alleged that OCA and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by allegedly making false and misleading statements, and/or omitting to state material facts necessary to make the statements made not misleading. On April 6, 2004, the court granted OCA’s motion and ordered that the lawsuit be dismissed. The court found that the plaintiffs had failed to state a claim that OCA and its officers violated federal securities laws. On May 6, 2004, the court entered a judgment dismissing the case. The plaintiffs have indicated that they will not appeal the dismissal and the time period for such an appeal has expired.

     Because litigation is inherently uncertain, we cannot assure you that we or our subsidiaries will prevail in any of these or other lawsuits, nor can we estimate with reasonable certainty the amount of damages we might incur or the amount of any award we might receive. OCA and its affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of business. Regardless of the outcome of such litigation and proceedings, they could be costly, time-consuming and could divert the time and attention of our senior management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of OCA stockholders was held on May 27, 2004. At this meeting, the following matters were voted upon by OCA stockholders:

(a)	Election of Class I Directors

     Each of Dr. Dennis J.L. Buchman, Kevin M. Dolan, Linda C. Girard and David W. Vignes was elected to serve as a Class I director until the annual meeting of stockholders in 2007 or until his or her successor is elected and qualified. The vote was as follows:

	Votes Cast	Votes
Name	In Favor	Withheld
Dennis J.L. Buchman, D.M.D., M.S.	44,113,957	1,234,570
Kevin M. Dolan	44,900,830	447,697
Linda C. Girard	44,899,030	449,497
David W. Vignes	44,901,612	446,915

     The terms of the following directors continued following the meeting:

Name	Term Expires
Ashton J. Ryan, Jr.	2005
W. Dennis Summers	2005
Edward J. Walters, Jr.	2005
Bartholomew F. Palmisano, Sr.	2006
Hector M. Bush, D.M.D.	2006
Jack P. Devereux, Jr., D.D.S., M.S.	2006

(b)	Selection of Independent Auditors

     Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004 by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against	Non-Votes
45,029,297	308,379	10,851

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit number	Description
3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.2	Rights Agreement, dated as of March 3, 2004, including as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the summary of Rights to Purchase Preferred Shares (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed on March 4, 2004 (File No. 001-13457))

4.3	Amendment to Rights Agreement, dated as of May 27, 2004, between Orthodontic Centers of America, Inc. and EquiServe Trust Company, N.A (incorporated by reference to exhibits filed with the Registrant’s Amendment to Registration Statement on Form 8-A/A filed on May 28, 2004 (File No. 001-13457))

Exhibit number	Description
4.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc. (incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

     On April 27, 2004, we filed a current report on Form 8-K, and an amendment to that current report on Form 8-K/A, reporting information under “Item 4. Changes in Registrant’s Certifying Accountants” and “Item 7. Financial Statements and Exhibits.” During the three months ended June 30, 2004, we also furnished a current report on Form 8-K on May 20, 2004 reporting information under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Orthodontic Centers of America, Inc.
(Registrant)

Date: August 9, 2004	/s/ Bartholomew F. Palmisano, Sr.

Bartholomew F. Palmisano, Sr.
Chairman of the Board, President and Chief Executive Officer

/s/ David E. Verret

David E. Verret
Senior Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description
3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.2	Rights Agreement, dated as of March 3, 2004, including as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the summary of Rights to Purchase Preferred Shares (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed on March 4, 2004 (File No. 001-13457))

4.3	Amendment to Rights Agreement, dated as of May 27, 2004, between Orthodontic Centers of America, Inc. and EquiServe Trust Company, N.A (incorporated by reference to exhibits filed with the Registrant’s Amendment to Registration Statement on Form 8-A/A filed on May 28, 2004 (File No. 001-13457))

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc. (incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

31.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description
32.1	Certification of the Chief Executive Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of Orthodontic Centers of America, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002