Form 10-Q
period 2004-09-30
OCA, INC. / DE /
filed 2004-12-23
CIK 931702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No.: 001-13457

OCA, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1278948
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3850 N. Causeway Boulevard, Suite 800
Metairie, Louisiana 70002
(504) 834-4392

(Address, including zip code, of principal executive offices and
Registrant’s telephone number, including area code)

Orthodontic Centers of America, Inc.

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

At December 20, 2004 there were approximately 50,345,000 outstanding shares of the Registrant’s Common Stock, $.01 par value per share.

OCA, INC.

Page
PART I. FINANCIAL INFORMATION	3
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets — September 30, 2004 (Unaudited) and December 31, 2003	3
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) — Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows — Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements — September 30, 2004 (Unaudited)	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4. CONTROLS AND PROCEDURES	43
PART II. OTHER INFORMATION	44
ITEM 1. LEGAL PROCEEDINGS	44
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	45
EX-4.5 LEASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward looking terminology, such as “anticipate,” “estimate,” “believe,” “expect,” “foresee,” “may,” “would,” “could” or “will.” These forward-looking statements include, without limitation, statements regarding the collection of patient receivables, patient revenue, financial results attributable to base practices, critical accounting policies, net operating loss carryforwards and income tax liability, effects of changes in accounting, amounts payable to affiliated practices under incentive programs, liquidity, capital resources, cash needs, use of the Company’s services and payment of service fees by inactive practices, buy-outs of Service Agreements, transitions of affiliated practices, pending litigation, advancement of funds to affiliated practices, recoverability of assets related to certain practices, updates to internal controls and hiring additional personnel, results of internal controls testing, preparation for and compliance with disclosure requirements under Section 404 of the Sarbanes-Oxley Act of 2002, repayment of outstanding indebtedness, future debt financing, capital expenditures and operating losses for development of de novo centers, capital expenditures for remodeling of existing centers, investment activities, OCA OutSource, stock repurchases, deferred tax assets, future growth and operating results. We caution you not to place undue reliance on these forward-looking statements, in that they involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include potential adverse changes in the Company’s financial results and condition, disruption of the Company’s relationships with its affiliated practices or loss of a significant number of the Company’s affiliated practices, failure or delay in integrating OrthAlliance’s affiliated practices, adverse outcomes of litigation pending against the Company and OrthAlliance, competition, inability to effectively manage an increasing number of affiliated practices, changes in the general economy of the United States and the specific markets in which the Company operates, difficulties in staffing and managing foreign offices, foreign currency exchange fluctuations and other risks relating to international expansion and the Company’s foreign operations, changes in the Company’s operating or expansion strategy, inability of the Company to attract and retain qualified management, personnel and affiliated practitioners, inability of the Company to effectively market its services and those of its affiliated practices, changes in regulations affecting the Company’s business, and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, other filings with the Securities and Exchange Commission or in other public announcements by the Company. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

OCA, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,701	$7,391
Patient receivables, net of allowance for uncollectible amounts of $8,289 at September 30, 2004	124,339	—
Current portion of service fees receivable, net of allowance for uncollectible amounts of $8,382 at December 31, 2003	—	96,720
Current portion of advances to practitioners, net of allowance for uncollectible amounts of $0 at September 30, 2004 and $1,438 at December 31, 2003	10,588	16,544
Deferred income taxes	41,063	43,346
Supplies inventory	11,018	13,726
Prepaid expenses and other assets	1,260	2,769

Total current assets	198,969	180,496
Financed practice-related expense portion of service fees receivable	—	51,558
Advances to affiliated practices, less current portion, net of allowance for uncollectible amounts of $2,214 at December 31, 2003	—	12,921
Property, equipment and improvements, net	94,402	91,668
Advances and other amounts due from OutSource Practices	570	—
Assets associated with inactive practices, net of allowance for uncollectible amounts of $15,526 at September 30, 2004 and $2,249 at December 31, 2003	30,237	26,682
Deferred tax assets, net	17,101	—
Goodwill and identifiable intangible assets, net	278,951	288,804
Other assets	13,996	13,547

TOTAL ASSETS	$634,226	$665,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,702	$8,985
Accrued salaries and other accrued liabilities	12,692	13,977
Service fee prepayments	—	1,157
Deferred revenue	91,803	—
Amounts payable to practitioners	6,773	5,373
Current portion of notes payable to practitioners	1,355	2,122
Current portion of long-term debt	8,333	8,333

Total current liabilities	126,658	39,947
Deferred income tax liability, net	—	41,268
Notes payable to practitioners, less current portion	2,635	4,050
Long-term debt, less current portion	81,473	87,724
Shareholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value: 100,000,000 shares authorized; approximately 51,478,000 shares issued and outstanding at September 30, 2004 and 51,341,000 shares issued and outstanding at December 31, 2003	516	513
Additional paid-in capital	219,033	218,530
Retained earnings	221,303	289,976
Accumulated other comprehensive loss	(1,179)	(119)
Less cost of approximately 1,256,000 shares of treasury stock at September 30, 2004 and December 31, 2003	(16,213)	(16,213)

Total shareholders’ equity	423,460	492,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$634,226	$665,676

See accompanying notes to condensed consolidated financial statements.

OCA, Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands, except per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Patient revenue	$103,958	$—	$319,166	$—
Service fees from OutSource Practices	29	—	35	—
Fee revenue	—	92,730	—	293,583

Total revenue	103,987	92,730	319,201	293,583
Practice-related expenses:
Amounts retained by practitioners	29,738	—	91,737	—
Salaries and benefits	22,873	23,064	69,261	75,259
Clinical supplies and lab fees	9,157	9,734	27,748	30,057
Rent	6,849	6,953	20,356	25,310
Marketing and advertising	5,529	5,500	17,166	18,919
Other operating costs	8,560	9,168	26,928	27,278

Total practice-related expenses	82,706	54,419	253,196	176,823
General and administrative	6,348	10,861	23,821	27,104
Depreciation and amortization	3,968	6,380	11,837	18,588
Loss (gain) on sale of assets, net	1,704	(12)	3,251	136
Provision for assets associated with inactive practices	13,540	—	14,220	—
Asset impairments	—	767	—	2,582

Operating income (loss)	(4,279)	20,315	12,876	68,350
Other income (expense), net:
Interest expense, net	(1,277)	(1,193)	(3,524)	(3,742)
Non-controlling interest in subsidiary	(15)	4	79	(25)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(5,571)	19,126	9,431	64,583
Income taxes	(2,033)	7,221	3,443	24,381

Income (loss) before cumulative effect of change in accounting principle	(3,538)	11,905	5,988	40,202

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(74,661)	—

Net income (loss)	$(3,538)	$11,905	$(68,673)	$40,202

Net income (loss) per share:
Basic before cumulative effect of change in accounting principle	$(0.07)	$0.24	$0.12	$0.80
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(1.49)	—

Basic	$(0.07)	$0.24	$(1.37)	$0.80

Diluted before cumulative effect of change in accounting principle	$(0.07)	$0.24	$0.12	$0.80
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(1.49)	—

Diluted	$(0.07)	$0.24	$(1.37)	$0.80

Average shares outstanding:
Basic	50,145	50,206	50,102	50,208

Diluted	50,145	50,483	50,102	50,504

Comprehensive income (loss):
Net income (loss)	$(3,538)	$11,905	$(68,673)	$40,202
Other comprehensive loss:
Foreign currency translation adjustment	(85)	1,158	(1,060)	814

Comprehensive income (loss)	$(3,623)	$13,063	$(69,733)	$41,016

See accompanying notes to condensed consolidated financial statements.

OCA, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net income (loss)	$(68,673)	$40,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit	74,661	—
Provision for bad debt expense	426	5,340
Depreciation and amortization	11,837	18,588
Provision for assets associated with inactive practices	13,735	—
Asset impairments	—	2,582
Loss on sale of assets, net	3,251	136
Deferred income taxes	1,674	24,914
Changes in operating assets and liabilities:
Patient receivables	(10,007)	—
Service fees receivable	—	(41,451)
Deferred revenue	2,743	—
Service fee prepayments	—	(6,740)
Accounts payable and other current liabilities	(5,582)	(8,694)
Advances to practitioners, net	(4,614)	(2,516)
Amounts payable to practitioners	1,400	—
Prepaid expenses and other	3,345	2,271
Supplies inventory	1,981	989

Net cash provided by operating activities	26,177	35,621
Investing activities:
Purchases of property, equipment and improvements	(16,187)	(13,959)
Proceeds from sale of assets	2,458	—
Notes receivable	(410)	(2,605)
Other	(1,429)	(588)

Net cash used in investing activities	(15,568)	(17,152)
Financing activities:
Repayment of notes payable to practitioners	(1,509)	(4,823)
Repayment of long-term debt	(6,251)	(121,432)
Proceeds from long-term debt	—	109,900
Purchase of treasury stock	—	(773)
Issuance of common stock	506	691

Net cash used in financing activities	(7,254)	(16,437)
Effect of exchange rate changes on cash and cash equivalents	(45)	814
Change in cash and cash equivalents	3,310	2,846
Cash and cash equivalents at beginning of period	7,391	7,522

Cash and cash equivalents at end of period	$10,701	$10,368

Supplemental cash flow information:
Cash paid during period for:
Interest	$3,835	$3,688

Income taxes	$1,853	$392

Supplemental disclosures of non-cash investing and financing activities:
Notes payable and common stock issued to obtain Service Agreements	$—	$544

See accompanying notes to condensed consolidated financial statements.

OCA, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2004

1. DESCRIPTION OF BUSINESS

     OCA, Inc. and its subsidiaries (“OCA”) provide purchasing, financial, marketing, administrative and other business services to orthodontic, pediatric and general dental practices operated by licensed practitioners and/or their wholly-owned professional entities (“Affiliated Practices”) in 43 states and five foreign markets. OCA changed its name from Orthodontic Centers of America, Inc. in August 2004. References to the “Company” are to OCA and the Affiliated Practices required to be consolidated pursuant to FIN 46R (as defined below), unless the context otherwise requires. OCA does not hold any ownership interest in the Affiliated Practices and does not employ the licensed practitioners in the Affiliated Practices. OCA does not practice orthodontics or other forms of dentistry, and is prohibited from doing so by the laws of each jurisdiction in which it operates.

     OCA generally provides business services to Affiliated Practices under long-term service, consulting and management service agreements (“Service Agreements”), through which OCA obtained the exclusive right to provide business services to the Affiliated Practices. OCA has affiliated with existing orthodontic or pediatric dental practices by entering into Service Agreements and acquiring substantially all of the non-professional assets of the practices. The Service Agreements generally provide that the practitioner and/or professional entity is responsible for providing orthodontic or pediatric dental services and for employing all orthodontists or pediatric dentists. The terms of the Service Agreements range from 20 to 40 years, with most ranging from 20 to 25 years. In many cases, the practitioner has the option to terminate the Service Agreement after a certain number of years (typically seven) as prescribed in the Service Agreement. If the practitioner terminates his or her affiliation with OCA, he or she generally is required to pay OCA for the tangible and intangible assets associated with the practice at their current book value or sell his or her interest in the practice to another licensed practitioner who signs a similar agreement with OCA.

     Beginning in 2004, OCA began providing business services through its new division, OCA OutSource. OCA OutSource is initially focusing on general dental practices, and intends to expand to provide business services to other dental specialties and medical practices as well. OCA OutSource provides business services to its Affiliated Practices (“OutSource Practices”) under relatively short-term agreements (“OutSource Agreements”), with terms as short as two years. Unlike OCA’s traditional affiliations, OCA OutSource does not acquire the assets of an Affiliated Practice upon entering into an OutSource Agreement. The services provided by OCA OutSource otherwise are similar to those provided under OCA’s traditional affiliations, tailored to the particular needs of the practice’s dental or medical specialty. The Company’s experience has been that OCA OutSource generally enables practitioners to focus on quality care, while increasing their profitability and providing better information about the financial performance of their practice. OCA OutSource intends to continue to market its services to general and pediatric dentists at association meetings, through direct mail and through open houses at OCA’s corporate headquarters in Metairie, Louisiana. OCA OutSource also intends to begin marketing its services to medical practices during 2005.

     The following table provides information about OCA’s Affiliated Practices (including OutSource Practices) as of the dates indicated. These amounts exclude “Inactive Practices,” which are practices that were parties to Service Agreements but were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc., and/or had ceased paying service fees to OCA or OrthAlliance as of September 30, 2004 or as of September 30, 2003, respectively.

Number of Affiliated Practices
	As of September 30, 2004			As of September 30, 2003
		Pediatric and
Location	Orthodontic	General Dental	Total	Orthodontic	Pediatric Dental	Total
United States	246	14	260	270	21	291
Japan	25	—	25	26	—	26
Mexico	9	—	9	4	—	4
Puerto Rico	2	1	3	3	—	3
Spain	3	—	3	3	—	3

Total	285	15	300	306	21	327

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for financial statements. In the opinion of management, all normal and recurring adjustments, except for the adjustments resulting from the adoption of FIN 46R (as defined below), considered necessary for a fair presentation have been included. While all available information has been considered, actual amounts could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain reclassifications have been made to prior period asset and expense categories in order to conform the prior period presentation to the current period presentation. This presentation primarily relates to the reclassification of “Assets associated with inactive practices” (Note 5) and to the reclassification of corporate expenses to “General and Administrative” and all expenses directly associated with the operation of the practices in practice-related expenses to their respective line items within “Practice-related expenses” in the Company’s condensed consolidated statements of income (loss). The reclassifications had no impact on previously reported shareholders’ equity, operating income or net income.

Adoption of New Accounting Standard

     Effective January 1, 2004, OCA adopted, as required, the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R was issued by the FASB on December 24, 2003 and replaced Interpretation No. 46, which was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity (“VIE”), as defined in FIN 46R, when an enterprise absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIE.

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

     Under FIN 46R, the Company is required to reevaluate whether it continues to be the primary beneficiary of the Affiliated Practices that it consolidates for financial reporting purposes in the event that certain events occur. During 2004, certain practices that were consolidated by the Company pursuant to FIN 46R ceased paying service fees to OCA or OrthAlliance, initiated litigation against OCA or OrthAlliance and/or alleged a breach by OCA or OrthAlliance of their Service Agreement and gave notice of their intentions to terminate the Service Agreement. (See Note 5). The Company believes that these events required the Company to reconsider whether it is the primary beneficiary of these practices under FIN 46R. The Company determined that, under these circumstances, it was no longer the primary beneficiary of these practices and ceased to consolidate these practices.

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

     The Company’s consolidation of Affiliated Practices for financial reporting purposes effective January 1, 2004 has resulted in significant changes to the Company’s accounting policies and financial reporting. The Company now presents patient revenues and patient receivables associated with the activities of its Affiliated Practices in its consolidated financial statements. The Company’s revenue recognition policy now is reflective of the services performed by the Affiliated Practices for their patients rather than of the services performed by OCA on behalf of and for the Affiliated Practices. Service fees and service fees receivable now are eliminated upon consolidation of the Affiliated Practices. In addition, the Company now presents as practice-related expenses in its consolidated statements of income (loss) the amounts retained by practitioners under its Service Agreements. The Company has also changed its accounting for excess distributions to Affiliated Practices that are consolidated under FIN 46R, as well as its accounting for identifiable intangible assets and goodwill. The Company’s new accounting policies effective January 1, 2004 are summarized below following the analysis of the impact of FIN 46R.

     The table below presents the impact to the Company’s condensed consolidated balance sheet at January 1, 2004, including elimination of intercompany transactions, as a result of the Company’s adoption of FIN 46R (in thousands):

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

     The following discusses the more significant adjustments to certain line items of the Company’s condensed balance sheet as a result of adopting FIN 46R effective January 1, 2004:

     (a) Patient Receivables and Service Fees Receivable. Effective January 1, 2004, the Company records patient receivables of Affiliated Practices in its consolidated balance sheets. Patient receivables represent amounts owed to Affiliated Practices by their patients or by third-party payors, as calculated under the Company’s revenue recognition policy (as discussed below). Patient receivables reflects amounts yet to be received after being recognized as patient revenue. These receivables are expected to be collected within 12 months. Because the Company now consolidates Affiliated Practices, the Company no longer records service fees receivable in its consolidated balance sheets, including the current and financed practice-related expense portion of service fees receivable.

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

     (c) Goodwill and Identifiable Intangibles. Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, the Company accounts for affiliations with practices as business combinations and therefore was required to reclassify certain identifiable intangible assets related to Service Agreements with Affiliated Practices as goodwill. Prior to the adoption of FIN 46R, the Company recorded these amounts as identifiable intangible assets and amortized these assets. In addition, the Company determined that Affiliated Practices are its reporting units for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Therefore, the Company now allocates goodwill, including goodwill associated with the OrthAlliance merger, to its practice-level reporting units based on management’s estimate of the fair values of the reporting units. Also, as of January 1, 2004, the Company reclassified identifiable intangible assets related to Inactive Practices into “Assets associated with inactive practices,” because the Company does not consolidate these practices. (See Note 5.) Goodwill and the identifiable intangible assets are not amortized but are tested for impairment under provisions of SFAS No. 142 by assessing the carrying amount of goodwill at the practice reporting unit level.

     (d) Deferred Revenue and Service Fee Prepayments. Effective January 1, 2004, the Company records deferred revenue in its condensed consolidated balance sheets. Deferred revenue represents amounts which Affiliated Practices receive from their patients or third party payors prior to the recognition of the related patient revenue, as calculated under the Company’s revenue recognition policy. The Company no longer records related service fee prepayments in its condensed consolidated balance sheets.

     (e) Cumulative Effect of Change in Accounting Principle. As a result of adopting FIN 46R, the Company recorded a cumulative effect charge of $74.7 million, net of income tax benefit of $41.4 million, during the first quarter of 2004. The charge was primarily due to the change in the Company’s revenue recognition policy, the reclassification of certain advances to Affiliated Practices as amounts retained by practitioners (as described above) and the reversal of previously-recorded amortization of identifiable intangible assets.

Summary of Significant Accounting Policies

     For a summary of the Company’s significant accounting policies, see OCA’s Annual Report on Form 10-K for the year ended December 31, 2003. New accounting policies resulting from the adoption of FIN 46R are outlined below.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of OCA, Inc. and its subsidiaries and other entities required to be consolidated pursuant to FIN 46R. Patient revenue is presented in the accompanying condensed consolidated statements of income (loss) because the Company consolidates the assets, liabilities, equity and financial results of Affiliated Practices (other than Inactive Practices and OutSource Practices) for financial reporting purposes. All significant intercompany accounts and transactions, including service fees, have been eliminated in consolidation.

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

     The Company charges OutSource Practices a monthly service fee based on a percentage of the practice’s cash collections or a fixed monthly service fee. These amounts are recorded as revenue when earned.

Amounts Retained by Practitioners

     Amounts retained by practitioners represents amounts retained in accordance with contractual terms of the Service Agreements. Amounts retained by practitioners includes cash advances provided to practitioners to fund certain practice-related matters or to provide practices with unsecured financing which will be repaid from future distributions and which are reflected as an expense in the period such amounts are advanced. Amounts retained by practitioners are reduced by repayments in the period in which repaid. On a monthly or biweekly basis, the Company generally distributes cash draws to practitioners that are intended to approximate calculated amounts retained by the practitioners under their Service Agreements. At the end of each quarter, the Company calculates the actual amounts which the practitioners are entitled to retain in accordance with the Service Agreements. The Company then records a receivable or payable, as applicable, for any overpayment or underpayment. To the extent amounts are payable to the Company, the Company generally reduces the next monthly or biweekly draw to the practitioners.

Patient Receivables

     Effective January 1, 2004, patient receivables represent amounts owed to Affiliated Practices by their patients or by third-party payors, as calculated under the Company’s revenue recognition policy. The Company provides an allowance for uncollectible amounts based upon a percentage estimate of patient receivables that may not be collected by Affiliated Practices. The allowance percentage is based on the Company’s historical experience in collecting patient receivables on behalf of the Affiliated Practices and the Company’s write-off experience.

Advances and Other Amounts Due from OutSource Practices

     Advances and other amounts due from OutSource Practices represent advances relating to amounts due to OCA from OutSource Practices under OutSource Agreements. These amounts primarily represent funds that OCA has paid to third party vendors on behalf of OutSource Practices for capital expenditures and expenses associated with the operations of the OutSource Practices.

Deferred Revenue

     Deferred revenue represents down payments, prepayments and other cash received under patient contracts prior to the related services being provided by Affiliated Practices. The Company defers recognition of such amounts until they are recognized under the Company’s revenue recognition policy.

Goodwill and Identifiable Intangibles

     Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, the Company generally accounts for affiliations with Affiliated Practices (other than Inactive Practices and OutSource Practices) as business combinations and has reclassified identifiable intangible assets as goodwill. Prior to the adoption of FIN 46R, the Company amortized the identifiable intangible assets over the lesser of the expected life of the Service Agreement or 25 years. In addition, the Company determined that Affiliated Practices are its reporting units and, therefore, the Company now allocates goodwill, including goodwill associated with the OrthAlliance merger, to its practice-level reporting units based on management’s estimate of the fair values of the reporting units. The Company now tests goodwill in accordance with SFAS No. 142 by assessing the carrying amount of goodwill at the practice reporting unit level.

Assets Associated with Inactive Practices

     Assets associated with inactive practices consist of goodwill and identifiable intangible assets property, equipment, improvements, inventory, service fees receivable and advances associated with practices that were parties to Service Agreements but which were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc. (“OrthAlliance”), and/or which had ceased paying service fees to OCA or OrthAlliance as of September 30, 2004. The Company assesses the recoverability of these assets on a quarterly basis based on, among other things, the status and results of pending litigation, recent settlements and buyouts, the lack of financial information about these practices, the uncertainty of these practices fulfilling their contractual obligations to OCA and the estimated amounts expected to be received from these practices in a buyout, settlement or under the terms of their Service Agreements. The Company estimates the amounts to be received from these practices using historical data, such as the Company’s experience in resolving these situations and the particular practitioner’s willingness to resolve the matter.

Rent Expense

     Facilities for OCA’s Affiliated Practices and administrative offices are generally rented under long-term leases accounted for as operating leases. These leases are not uniform and include varying provisions, including scheduled rent increases. Rent expense is recorded on a straight-line basis over the term of the original lease plus renewal terms.

New Accounting Pronouncement

     In December 2003, the FASB issued revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits —an amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” Except as noted, this statement was effective for financial statements with fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 on January 1, 2004 had no impact on the Company’s financial condition or results of operations.

     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the income statement. This statement would replace the existing requirements under SFAS No. 123 and APB No. 25. This statement would also eliminate the ability to account for stock-based compensation transactions using the intrinsic value method of APB No. 25 and generally would require that such transactions be accounted for using a fair-value option pricing model, either a binomial model or the Black-Scholes valuation model. The statement would apply to awards that are granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. The Company is currently analyzing the impact that adoption of the statement will have on its financial position and results of operations.

3. PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements, net, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2004	2003
	(in thousands)
Leasehold improvements	$84,205	$77,874
Furniture, fixtures and equipment	64,222	62,286
Computer equipment	7,980	6,426

	156,407	146,586
Less accumulated depreciation and amortization	62,005	54,918

Property, equipment and improvements, net	$94,402	$91,668

     Property, equipment and improvements are recorded at cost. All repair and maintenance expenses are recognized and expensed as incurred. Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which range from five to 10 years. Leasehold improvements are amortized over the term of the original lease plus renewal terms, which generally range from five to 15 years.

     Depreciation expense on property, equipment and improvements was $4.0 million and $11.6 million for the three and nine months ended September 30, 2004, respectively, compared to $3.8 million and $10.8 million for the three and nine months ended September 30, 2003, respectively.

4. IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

     The consolidation provisions under FIN 46R generally requires that the Company treat affiliations with Affiliated Practices (other than Inactive Practices and OutSource Practices) as business combinations for financial reporting purposes from commencement of the affiliation. As a result, upon adoption of FIN 46R, the Company reclassified certain identifiable intangible assets associated with Affiliated Practices to goodwill. In addition, the Company determined that Affiliated Practices are its reporting units and, therefore, the Company now allocates goodwill, including goodwill associated with the OrthAlliance merger, to its practice-level reporting units based on management’s estimate of the fair values of the reporting units. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, not be amortized, but instead be tested for impairment by measuring the reporting unit at fair value. SFAS No. 142 requires that the impairment test be performed at least annually with interim testing required if circumstances warrant.

     See Note 5 for discussion on the provision the Company recorded related to its review of assets associated with inactive practices.

     As of December 31, 2003, the Company’s goodwill related solely to the OrthAlliance merger.

5. INACTIVE PRACTICES

     At September 30, 2004 and December 31, 2003, the Company recorded the following assets in its condensed consolidated balance sheets related to Inactive Practices (in thousands):

	September 30, 2004	December 31, 2003
Service fees receivable, net	$3,283	$3,535
Patient receivables	1,510	—
Advances to inactive practices	10,237	6,536
Notes receivable	—	199
Inventory	731	—
Property, equipment and improvements, net	3,206	2,699
Goodwill and identifiable intangible assets, net	26,796	15,962

	45,763	28,931
Less allowance for assets associated with inactive practices	(15,526)	(2,249)

Total	$30,237	$26,682

     At September 30, 2004 and December 31, 2003, there were 112 and 100 Inactive Practices, respectively. The Company had generally ceased to record patient revenue and fee revenue with respect to all of these Inactive Practices as of the respective dates. OCA has commenced litigation and/or taken other actions to recover the amounts due to OCA from these practices.

     At September 30, 2004, the Company provided an allowance of $15.5 million for potential impairment of assets associated with inactive practices. At December 31, 2003, the allowance for these assets was $2.2 million. During the three months ended September 30, 2004, the Company performed an assessment of the recoverability of its assets associated with inactive practices. The Company increased the allowance due in part to certain recent settlement payments to OCA and a recent court award to OCA that were significantly less than the net book value of the goodwill, identifiable intangibles and other assets associated with the relevant Inactive Practices. The increase also reflected the Company’s renewed efforts to attempt to resolve pending litigation on mutually agreeable settlement terms. The Company has resolved disputes with some other Inactive Practices by permitting the practices to buy out of their Service Agreements for amounts in excess of the net book value of the assets associated with those practices. The Company performs this assessment on a practice-by-practice basis to determine whether the Company’s carrying value of assets and relative fair value of goodwill associated with a particular Inactive Practice exceeds the estimated amounts to be recovered from that practice. In performing this assessment, the Company is required to make significant judgments and estimates, including the outcome of litigation, settlements and buyouts and amounts expected to be received from these Inactive Practices, among other factors. Providing an allowance for assets associated with inactive practices does not reflect a belief by management that Inactive Practices will ultimately prevail in litigation pending between the practices and OCA or its subsidiary, OrthAlliance, that the Inactive Practices’ claims and allegations in these lawsuits have merit or that the Service Agreements with Inactive Practices are not binding. OCA believes that generally it will receive payment from these practices by either litigation settlement or permitting such practices to buy out of their Service Agreements. However, adverse changes in litigation pending between Inactive Practices and OCA or OrthAlliance could significantly affect the recoverability of these assets and may result in additional provisions related to these assets in the future.

6. DEBT

     The Company has a $125.0 million credit facility comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. At September 30, 2004, approximately $79.6 million was outstanding under the revolving line of credit and $10.2 million under the term loan. The credit facility requires the Company to maintain certain financial and nonfinancial covenants under the terms of the agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum funded debt to total patient contract balances. The credit facility also contains positive and negative covenants that restrict certain activities of the Company, including limitations on the payment of cash dividends, repurchases of OCA common stock, acquisitions, investments, incurrence of other indebtedness and other transactions that may affect the Company’s liquidity. If the Company were to experience an event or matter that has, or is reasonably likely to have, a material adverse effect or an event of default (each as defined in the credit facility), then the Company would be unable to borrow additional amounts under the credit facility without a waiver by its lenders or an amendment to the credit facility. The Company cannot assure you that it would be able to obtain such a waiver or amendment, which could have a material adverse impact on the Company’s liquidity and capital resources.

7. STOCK COMPENSATION ARRANGEMENTS

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock compensation arrangements with employees under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for stock options granted to non-employees, primarily affiliated orthodontists, at fair value determined according to SFAS No. 123. The Company accounts for the incentive programs implemented in connection with the OrthAlliance merger in accordance with EITF Issue No. 96-18 and Issue No. 00-18. The Company accounts for its restricted stock purchase program for affiliated orthodontists in accordance with EITF Issue No. 00-19.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss)	$(3,538)	$11,905	$(68,673)	$40,202
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	129	147	412	444

Pro forma net income (loss)	$(3,667)	$11,758	$(69,085)	$39,758

Net income (loss) per share:
Basic, as reported	$(0.07)	$0.24	$(1.37)	$0.80
Basic, pro forma	(0.07)	0.23	(1.38)	0.79
Diluted, as reported	(0.07)	0.24	(1.37)	0.80
Diluted, pro forma	(0.07)	0.23	(1.38)	0.79

8. INCOME TAXES

     The Company has deferred tax assets primarily relating to net operating loss carryforwards and the future tax benefit of the cumulative effect from the adoption of FIN 46R. The net operating loss carryforwards primarily relate to the cumulative effect of (A) a change in accounting method for recognizing revenue for income tax purposes previously approved by the Internal Revenue Service (“IRS”) and (B) a change in accounting method related to applicable class lives for certain long-lived assets. At September 30, 2004, the Company reduced the deferred tax assets by the Company’s income taxes for the first three quarterly estimated tax installments for 2004, resulting in no current tax liability recorded by the Company. The Company expects that the remaining net operating loss carryforwards will offset the Company’s income tax liability in 2004. If the net operating loss carryforwards are not used, they will expire between 2017 and 2023.

9. SEGMENT INFORMATION

      OCA provides purchasing, financial, marketing, administrative and other business services under Service Agreements to Affiliated Practices operated by orthodontists, pediatric dentists and general dentists and/or their wholly-owned professional entities. OCA’s reportable segments as of September 30, 2004 are U.S. and “All Other,” which includes OCA’s foreign subsidiaries. All costs associated with OCA’s corporate headquarters have been allocated to U.S. The financial measures by which the Company evaluates segment performance and allocates resources is based on operating income (loss) of the segments. The Company’s primary measures of profit by which it formulates decisions and communicates to investors and analysts are net income (loss) and net income (loss) per share. The accounting policies of the reportable segments are the same as those described in Note 2. There are no intersegment sales. The Company’s segment financial information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	U.S.	All Other	Eliminations	Consolidated
Three months ended September 30, 2004:
Revenue from external customers	$96,845	$7,142	$—	$103,987
Loss (gain) on sale of assets, net	1,704	—	—	1,704
Provision for assets associated with inactive practices	13,346	194	—	13,540
Depreciation and amortization	3,343	625	—	3,968
Operating loss	(3,847)	(432)	—	(4,279)
Additions to long-lived assets(1)	4,238	1,795	—	6,033

Three months ended September 30, 2003:
Revenue from external customers	$89,819	$2,911	$—	$92,730
Loss (gain) on sale of assets, net	(12)	—	—	(12)
Asset impairments	767	—	—	767
Depreciation and amortization	5,940	440	—	6,380
Operating income (loss)	21,951	(1,636)	—	20,315
Additions to long-lived assets(1)	5,941	440	—	6,381

Nine months ended September 30, 2004:
Revenue from external customers	$301,744	$17,457	$—	$319,201
Loss (gain) on sale of assets, net	3,251	—	—	3,251
Provision for assets associated with inactive practices	14,026	194	—	14,220
Depreciation and amortization	10,001	1,836	—	11,837
Operating income (loss)	17,615	(4,739)	—	12,876
Cumulative effect of change in accounting principle, net of income tax benefit	(54,980)	(19,681)	—	(74,661)
Total assets	661,237	18,757	(45,768)	634,226
Additions to long-lived assets(1)	12,553	3,634	—	16,187

Nine months ended September 30, 2003:
Revenue from external customers	$281,903	$11,680	$—	$293,583
Loss (gain) on sale of assets, net	136	—	—	136
Asset impairments	2,582	—	—	2,582
Depreciation and amortization	17,267	1,321	—	18,588
Operating income (loss)	68,600	(250)	—	68,350
Total assets	657,602	40,463	(32,389)	665,676
Additions to long-lived assets(1)	11,145	2,814	—	13,959

(1)  Long-lived assets represent net property, equipment and improvements.

     A reconciliation of total segment operating income (loss) to total income (loss) before income taxes and cumulative effect of change in accounting principle for the three and nine months ended September 30, 2004 and 2003 is as follows.

	Three months September 30,		Three months September 30,
	2004	2003	2004	2003
Operating income (loss) of the reportable segments	$(4,279)	$20,315	$12,876	$68,350
Interest expense, net	1,277	1,193	3,524	3,742
Non-controlling interest in subsidiary	15	(4)	(79)	25

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(5,571)	$19,126	$9,431	$64,583

10. NET INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is performed using the treasury stock method. Computations of basic and diluted earnings (loss) per share are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Numerator:
Net income (loss) for basic and diluted earnings per share	$(3,538)	$11,905	$(68,673)	$40,202

Denominator:
Denominator for basic earnings (loss) per share	50,145	50,206	50,102	50,208
Effect of dilutive securities	—	277	—	296

Denominator for diluted earnings (loss) per share	50,145	50,483	50,102	50,504

     No options to purchase shares of OCA’s common stock were included in the computation of diluted loss per share for the three and nine months ended September 30, 2004, because the effects would have been anti-dilutive. Options to purchase approximately 2.2 million and approximately 2.1 million shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, because the exercise prices were greater than the average market price of OCA’s common stock during these periods. The exercise prices for these options range from $8.00 to $33.13. These options expire between 2009 and 2012.

11. CONTINGENCIES

     OCA and its subsidiary, OrthAlliance, are engaged in litigation with a number of Inactive Practices. Before OCA agreed to acquire OrthAlliance in November 2001, OCA anticipated that some portion of OrthAlliance’s affiliated practices would oppose the transaction. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

     On April 23, 2002, Dr. David C. Hobson filed an action in the U.S. District Court for the Eastern District of California against OCA and its subsidiary, alleging that OCA breached its business services agreement with Dr. Hobson, breached an alleged fiduciary duty to Dr. Hobson and committed allegedly unfair business practices. On August 9, 2002, OCA filed a counterclaim against Dr. Hobson seeking contract and equitable damages. The case was tried from July 13 to August 13, 2004. The jury in the case rendered a verdict in favor of OCA on Dr. Hobson’s claim that OCA breached its fiduciary duty, but found that OCA had breached a provision of Dr. Hobson’s business services agreement and awarded Dr. Hobson approximately $82,000 in damages. On September 14, 2004, the court entered an amended judgment awarding $301,000 in damages to OCA in connection with its counterclaims against Dr. Hobson. On November 23, 2004, the court granted Dr. Hobson’s motion for attorneys fees in the amount of approximately $485,000, and denied OCA’s motions for attorneys fees and changes in the amounts previously awarded to OCA and Dr. Hobson. The Company is considering an appeal of these rulings. On September 28, 2004, the Company filed an action against Dr. Hobson seeking payment of approximately $80,000 of indebtedness owed to the Company by Dr. Hobson under three promissory notes. The Company has provided an allowance for assets associated with Dr. Hobson’s practice as part of its review of the recoverability of assets associated with inactive practices (see Note 5) and believes it has adequately reserved for the estimated outcome of this lawsuit.

     On May 22, 2001, Dr. T. Barry Clower, D.M.C. and his professional corporation filed an action in the U.S. District Court for the Northern District of Georgia against OrthAlliance, alleging OrthAlliance had breached its service agreement with Dr. Clower’s practice and that the agreement violated Georgia’s prohibition of the corporate practice of dentistry. On September 24, 2004, the court ruled in favor of OrthAlliance that the service agreement between OrthAlliance and Dr. Clower’s practice is legal and enforceable and does not violate Georgia law governing the practice of dentistry. The court also ruled that the parties’ covenants not to compete were reasonable and enforceable against Dr. Clower. In addition, the court held that Dr. Clower’s practice breached his service agreement with OrthAlliance and that OrthAlliance is owed damages for such breach. The court rejected Dr. Clower’s claim that OrthAlliance had breached his service agreement. The court also held that OrthAlliance could enforce over $200,000 of promissory notes owed by Dr. Clower’s practice to OrthAlliance. The Company had previously adjusted the book value of assets associated with this practice as part of the Company’s purchase accounting adjustments made in connection with the OrthAlliance merger in November 2001.

     Because litigation is inherently uncertain, the Company cannot assure you that OCA or its subsidiaries will prevail in any of these or other lawsuits, nor can the Company estimate with reasonable certainty the amount of damages it might incur or the amount of any award it might receive. OCA and its affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of business. Regardless of the outcome of such litigation and proceedings, they could be costly and time-consuming and could divert the time and attention of OCA’s senior management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes our financial condition at September 30, 2004 and results of operations for the three and nine months ended September 30, 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Report. References to “OCA” are to OCA, Inc. and its subsidiaries and references to “us”, “we” or “our” are to OCA and its affiliated practices required to be consolidated pursuant to FIN 46R (as defined below), unless the context otherwise requires. OCA changed its name from Orthodontic Centers of America Inc. in August 2004.

OVERVIEW

     Founded in 1985, OCA is the leading provider of business services to orthodontic and pediatric dental practices. OCA provides affiliated practices operated by licensed practitioners and/or wholly-owned professional entities (“affiliated practices”) with a full range of operational, purchasing, financial, marketing, administrative and other business services, as well as capital and proprietary information systems. It generally provides its services to affiliated practices under long-term service, consulting or management service agreements (“Service Agreements”), with terms that typically range from 20 to 25 years. The Service Agreements generally provide that the affiliated practices will pay OCA monthly service fees based upon a percentage of the practices’ operating profit or practice revenue and reimbursement of practice-related expenses.

     At September 30, 2004, OCA was affiliated with 300 practices located throughout the United States and parts of Japan, Spain, Puerto Rico and Mexico. This number excludes 112 “Inactive Practices,” which are practices that were parties to Service Agreements but were engaged in litigation with OCA or its subsidiary, OrthAlliance, Inc. (“OrthAlliance”), and/or had ceased paying service fees to OCA or OrthAlliance as of September 30, 2004. We had generally ceased to record patient revenue with respect to all of these Inactive Practices at or before September 30, 2004. In October 2004, OCA affiliated with an orthodontic practice in Brazil.

     During the first quarter of 2004, OCA began providing business services through its new division, OCA OutSource. OCA OutSource is initially focusing on general dental practices, but intends to expand to providing business services for other dental specialties and medical practices as well. OCA OutSource provides business services to its affiliated practices (“OutSource Practices”) under relatively short-term agreements (“OutSource Agreements”), with terms as short as two years. OCA OutSource currently charges the OutSource Practices a monthly service fee generally based on a percentage of the practice’s cash collections or a fixed monthly service fee. In addition, OCA OutSource’s affiliations differ from OCA’s traditional affiliations in that, among other things, OCA OutSource generally does not lease the practice office space or own the practice’s fixed assets. The services provided by OCA OutSource otherwise are similar to those provided under OCA’s traditional affiliations, tailored to the particular needs of the practice’s dental or medical specialty. OCA’s experience has been that OCA Outsource generally enables practitioners to focus on quality care, while increasing their profitability and providing better information about the financial performance of their practice. OCA OutSource intends to continue to market its services to general and pediatric dentists at association meetings, through direct mail and through open houses at OCA’s corporate headquarters in Metairie, Louisiana. OCA OutSource also intends to begin marketing its services to medical practices during 2005.

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

     We believe that the dollar amount of new patient contracts of our affiliated practices is the greatest predictor of our future patient revenue. During the nine months ended September 30, 2004, our affiliated orthodontic practices generated new patient contracts totaling approximately $496.5 million, which we expect to provide us with a future stream of patient revenue and cash flow.

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

     Briefly, these changes include the following, effective as of January 1, 2004:

•	Patient revenue. We now record patient revenue under patient contracts between affiliated practices (other than Inactive Practices and OutSource Practices) and their patients, rather than the fee revenue portion that represented our service fees, because we are now consolidating the affiliated practices for financial reporting purposes.

•	Amounts retained by practitioners. The portion of patient revenue that is retained by practitioners of affiliated practices is now reflected as an expense in our consolidated statements of income (loss).

•	Revenue recognition. We now reflect affiliated practices’ patient activity in our consolidated financial statements. As a result, we now recognize patient revenue based upon a straight-line allocation of patient contract balances over the term of treatment (which averages about 23 months), except that a portion relating to retainers will be recognized in the final month of treatment when braces are removed and retainers are provided to patients, in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This change eliminated the recognition of revenue related to retainers over the term of treatment, which resulted in increasing amounts of unbilled service fees receivable under our prior revenue recognition policy.

•	Patient receivables. We now record patient receivables owed to affiliated practices (other than Inactive Practices and OutSource Practices) under their patient contracts because we now consolidate the affiliated practices for financial reporting purposes. We no longer record service fees receivable, including service fees receivable relating to retainers, from our affiliated practices. This change caused our patient receivables to more closely match the actual timing of billing and collection for retainers, which is typically in the final month of treatment. We also no longer record the financed practice-related expense portion of service fees receivable. The impact of these expenses on our statements of income (loss) more closely reflect the timing of payment and reimbursement for these expenses.

•	Identifiable intangibles and goodwill. We now generally record amounts paid to practices to affiliate or to amend Service Agreements as goodwill, rather than as identifiable intangibles. As a result, we test goodwill for impairment under provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” rather than record amortization expense relating to our intangible investments in Service Agreements.

•	Advances to practitioners. We now record cash advances to practitioners during the start-up or expansion phase of a new center as expenses when incurred (in the line item “Amounts retained by practitioners”), rather than as receivables. These advances primarily relate to funding of practitioner compensation and additional funding related to the practices. Repayment of the cash advances now reduces amounts retained by practitioners during the period in which the advance is repaid. This change resulted in the earnings impact of these advances more closing matching the actual timing of the advance and repayment.

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

		At January 1, 2004
		Impact of
	OCA	Adopting FIN
	Balance Sheet	46R		Consolidated
Cash and cash equivalents	$7,391	$—		$7,391
Patient receivables, net		117,942	(a)	117,942
Current portion of service fees receivable, net	96,720	(96,720	) (a)	—
Current portion of advances to practitioners, net	16,544	(7,526	) (b)	9,018
Other current assets	62,051	—		62,051

Total current assets	182,706	13,696		196,402
Financed practice-related expense portion of service fees receivable	51,558	(51,558	) (a)	—
Advances to practitioners, less current portion, net	12,921	(12,921	) (b)	—
Assets associated with inactive practices	26,682	4,624		31,306
Deferred income taxes	—	41,420		41,420
Property, equipment and improvements, net	89,458	—		89,458
Identifiable intangible assets, net	201,163	(201,163	) (c)	—
Goodwill	87,641	202,804	(c)	290,445
Other assets	13,547	—		13,547

Total assets	$665,676	$(3,098)		$662,578

Accounts payable	$8,985	$—		$8,985
Accrued salaries and other current liabilities	13,977	—		13,977
Amounts payable to practitioners	5,373	—		5,373
Service fee prepayments	1,157	(1,157	) (d)	—
Deferred revenue	—	89,060	(d)	89,060
Current portion of debt and notes payable	10,455	—		10,455

Total current liabilities	39,947	87,903		127,850
Deferred income tax liability	41,268	(16,340)		24,928
Notes payable to practitioners, less current	4,050	—		4,050
Long-term debt	87,724	—		87,724
Shareholders’ equity	492,687	(74,661	) (e)	418,026

Total liabilities and shareholders’ equity	$665,676	$(3,098)		$662,578

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

     (c) Goodwill and Identifiable Intangibles. Pursuant to the consolidation provisions of FIN 46R, effective January 1, 2004, we account for affiliations with practices (other than Inactive Practices and OutSource Practices) as business combinations and reclassified certain identifiable intangible assets related to Service Agreements with affiliated practices to goodwill. Prior to the adoption of FIN 46R, we recorded these amounts as identifiable intangible assets and amortized these assets. In addition, we determined that affiliated practices are our reporting units for purposes of SFAS No. 142. Therefore, we now allocate goodwill, including goodwill associated with the OrthAlliance merger, to our practice-level reporting units based on management’s estimate of the fair values of the reporting units. Also, as of January 1, 2004, we reclassified identifiable intangible assets related to Inactive Practices into “Assets associated with inactive practices,” because we do not consolidate these practices. Goodwill and identifiable intangibles are not amortized but are tested for impairment under provisions of SFAS No. 142 by assessing the carrying amount of goodwill at the practice reporting unit level.

     (d) Deferred Revenue and Service Fee Prepayments. Effective January 1, 2004, we record deferred revenue in our condensed consolidated balance sheets. Deferred revenue represents amounts which affiliated practices receive from their patients or third party payors prior to recognition of the related patient revenue, as calculated under our revenue recognition policy. We no longer record service fee prepayments in our condensed consolidated balance sheets.

     (e) Cumulative effect of change in accounting principle. As a result of adopting FIN 46R, we recorded in the first quarter of 2004 a cumulative effect charge of $74.7 million, net of income tax benefit of $41.4 million. The charge was primarily due to the change in our revenue recognition policy, the reclassification of certain advances to affiliated practices as amounts retained by practitioners (as described above) and the reversal of previously-recorded amortization of identifiable intangible assets.

PATIENT RECEIVABLES AND DEFERRED REVENUE

     We now record patient receivables of affiliated practices in our condensed consolidated balance sheets, rather than service fee receivable. Patient receivables represent amounts owed to affiliated practices by their patients or third-party payors, as calculated under our revenue recognition policy. They reflect amounts yet to be received after being recognized as patient revenue under our revenue recognition policy.

     Patient receivables may occur due to several factors, including delay in payment by patients, delay in payment by third party payors, and timing differences between when the patient or third party payor is contractually obligated to remit payment for services and the straight-line calculation under our revenue recognition policy. Under our revenue recognition policy, we recognize patient revenue based upon a straight-line allocation of patient contract balances over the term of treatment (which averages about 23 months), except that a portion relating to retainers will be recognized in the final month of treatment when braces are removed and retainers are provided to patients. Most of our affiliated practices use our recommended payment plan for their patients, which provides for (a) no down payment, (b) an initial record fee, (c) equal monthly payments (ranging from $109 to $139, with most practices using $129 per month) over the term of treatment and (d) a final retainer payment that is typically four times the monthly payment.

     Deferred revenue represents down payments, prepayments and other cash received under patient contracts prior to the related services being provided by affiliated practices and in advance of the straight-line calculation under our revenue recognition policy. We defer recognition of these amounts until they are recognized as patient revenue under our revenue recognition policy.

     Because patient receivables and deferred revenue generally relate to different affiliated practices, we generally do not have a right to offset amounts owed against amounts prepaid, and the patient receivables and deferred revenue are recorded separately in our condensed consolidated balance sheets and not on a net basis. At September 30, 2004, we had a total of $124.3 million of patient receivables and $91.8 million of deferred revenue.

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

Consolidation

     FIN 46R requires the consolidation of entities known as variable interest entities (or VIEs) when an enterprise absorbs a majority of the VIEs’ expected losses, receives a majority of the VIEs’ expected residual returns, or both, as a result of ownership, contractual or other financial interests in the VIEs. Management must make assessments whether our affiliated practices are VIEs and whether we hold a controlling financial interest in the VIEs, as determined under FIN 46R. Accordingly, we will consolidate the assets, liabilities, equity and financial results of those affiliated practices in our consolidated financial statements if we determine that we do hold a controlling financial interest. We are required to reevaluate whether or not we consolidate our VIEs when an event occurs that requires reconsideration of consolidation under applicable accounting pronouncements. During 2004, certain practices that we consolidated pursuant to FIN 46R ceased paying service fees to OCA or OrthAlliance, initiated litigation against OCA or OrthAlliance and/or alleged a breach by OCA or OrthAlliance of their Service Agreement and gave notice of their intentions to terminate the Service Agreement. We believe that these events required that we reconsider whether OCA is the primary beneficiary of these practices under FIN 46R. We determined that, under these circumstances, OCA was no longer the primary beneficiary of these practices and we ceased to consolidate these practices. We do not consolidate the assets, liabilities, equity and financial results of the Inactive Practices and OutSource Practices.

     The laws of each of the jurisdictions in which we operate prohibit OCA from owning orthodontic or pediatric dental practices. OCA enters into exclusive Service Agreements with practitioners and professional entities that operate orthodontic and pediatric dental practices. OCA does not have any ownership interest in affiliated practices and it does not employ the orthodontists, dentists or other practitioners in the affiliated practices. The patients who are parties to patient contracts with affiliated practices remain the patients of the affiliated practices.

Amounts Retained by Practitioners

     Amounts retained by practitioners represents amounts retained in accordance with contractual terms of the Service Agreements. Amounts retained by practitioners includes cash advances provided to practitioners to fund certain practice-related matters or to provide practices with unsecured financing which will be repaid from future distributions and which are reflected as an expense in the period such amounts are advanced. Amounts retained by practitioners is reduced by repayments in the period in which repaid. On a monthly or biweekly basis, we generally distribute cash draws to practitioners that are intended to approximate calculated amounts retained by the practitioners under their Service Agreements. At the end of each quarter, we calculate the actual amounts which the practitioners are entitled to retain in accordance with the Service Agreements. We then record a receivable or payable, as applicable, for any overpayment or under payment. To the extent amounts are owed to us, we generally reduce the next monthly or biweekly draw to the practitioners.

Advances to Affiliated Practices

     We apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” when assessing advances to affiliated practices and amounts retained by affiliated practices. Accordingly, we do not record cash advances against future distributions to affiliated practices in our consolidated financial statements as advances to affiliated practices. Such amounts are recorded as an expense, in amounts retained by affiliated practices, in the period in which the distributions are made. However, as these amounts are repaid from future earnings of the affiliated practices, we record the repayments as a reduction of amounts retained by affiliated practices. We record as advances to practitioners or amounts payable to practitioners the short-term differences between amounts distributed as monthly or bi-weekly draws to practitioners and the amounts that the practitioners are entitled to retain under their Service Agreements.

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

     We currently charge OutSource Practices a monthly service fee based on a percentage of the practice’s cash collections or a fixed monthly service fee. These amounts are recorded as revenue when earned.

Impairment of Goodwill and Identifiable Intangible Assets

     Typically, when OCA has affiliated with an established practice, it has entered into a long-term Service Agreement with the practice and/or the affiliated practitioner under which it provides business services to the practice in exchange for monthly service fee payments. We generally allocated a portion of the related costs of acquiring the Service Agreement to identifiable intangible assets. In addition, OCA’s balance sheet reflected approximately $87.6 million of goodwill related to the OrthAlliance merger as of December 31, 2003.

     Upon adopting the provisions of FIN 46R effective January 1, 2004, we now account for affiliations with practices as business combinations and, therefore, reclassified certain identifiable intangible assets related to Service Agreements as goodwill. In addition, we determined that affiliated practices are our reporting units for purposes of SFAS No. 142. Therefore, we now allocate the goodwill associated with the practice affiliations to our practice-level reporting units based on management’s estimate of the fair values of the reporting units. We now test goodwill in accordance with SFAS No. 142 by assessing the carrying amount of goodwill at the practice reporting unit level. For purposes of this assessment, fair value is measured by estimating future cash flows under the Service Agreements with the affiliated practices based on several factors, including current operational levels of the practice, expected growth in the practice based on management’s experience, the status of affiliation of the practice and the recoverability of assets associated with Inactive Practices. If the total projected cash flows of the affiliated practice exceed the carrying amount of goodwill associated with that practice, there would be no impairment. If the cash flows of the affiliated practice were to be less than the carrying amount of goodwill associated with that practice, the goodwill would be considered impaired and management would adjust the carrying value of the goodwill to estimated fair value. Management’s estimate may change based on future events, including adverse results in pending litigation and lawsuits that may be filed by or against OCA or OrthAlliance in the future.

Recoverability of Assets Related to Inactive Practices

     At September 30, 2004, we had recorded in our condensed consolidated balance sheets approximately $30.2 million of assets associated with Inactive Practices, net of an allowance of $15.5 million. These assets consisted of $26.8 million of goodwill and identifiable intangible assets, $3.2 million of property, equipment, and improvements, net of accumulated amortization and depreciation, $3.3 million of service fees receivable, $1.5 million of patient receivables, $0.7 million of inventory and $10.2 million of advances to affiliated practices. The assessment of the recoverability of these assets is complex and requires significant judgment by management due to a number of factors, including the status and results of pending litigation, recent settlements and buyouts, the lack of financial information about these practices, the uncertainty of these practices fulfilling their contractual obligations to us and the estimated amounts expected to be received from these practices in a buyout, settlement, judgment or under the terms of their Service Agreements. Management estimates the amounts to be received from these practices using, among other things, historical data and experience in resolving these situations and the particular practitioner’s willingness to resolve the matter. We have established allowances for assets associated with these practices and believe the net amounts recorded as assets associated with inactive practices are realizable as of September 30, 2004. However, adverse litigation results could significantly affect the recoverability of these assets and may require us to record additional provisions related to these assets in the future.

PRACTICE COLLECTIONS AND RESULTS

     Our financial success is dependent on the financial success of our affiliated practices. The following chart illustrates, by quarter, the increases in patient fees collected by affiliated practices during 2003 and the first nine months of 2004. The graph also illustrates the growth in collections of patient fees by Base Practices for which we were recording patient revenue at September 30, 2004, and the diminishing impact of Inactive Practices on total patient fees collected by affiliated practices during 2003 and the first nine months of 2004. The graph also illustrates patient revenue for these periods, calculated on a pro forma basis as if our adoption of FIN 46R was effective on January 1, 2003. As depicted in the graph below, our patient revenue generally parallels the patient fees collected by affiliated practices.

(1)	These amounts reflect patient fees collected from patients or third party payors by or on behalf of affiliated practices during the respective periods. These amounts do not include any collections by Inactive Practices after we ceased recording fee revenue or patient revenue for the practices.

(2)	Represents patient fees collected by or on behalf of Base Practices for which we were recording patient revenue as of September 30, 2004.

(3)	Represents patient fees collected by or on behalf of Inactive Practices, including practices that have bought out of or otherwise terminated their Service Agreements, for which we recorded fee revenue or patient revenue during the respective periods but for which we had ceased to record revenue at or before September 30, 2004. Accordingly, we ceased to include collections by these Inactive Practices in the graph above after we ceased recording fee revenue or patient revenue for the practices.

(4)	Represents total patient fees collected by Base Practices and Inactive Practices, including practices that have bought out of or otherwise terminated their Service Agreements, during the periods.

(5)	Represents pro forma patient revenue for the respective quarters, calculated as if our adoption of FIN 46R was effective as of January 1, 2003. Patient revenue for each of the three quarters of 2004 represent as reported patient revenue as we adopted FIN 46R effective January 1, 2004.

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

     OCA OutSource provides business services to a practice under agreements with terms as short as two years. Under an OutSource Agreement, affiliated practices currently are charged a monthly service fee based on a percentage of the practice’s cash collections or fixed monthly fee.

RESULTS OF OPERATIONS

     The following tables provide information about (1) the percentage of total revenue represented by certain items in our condensed consolidated statements of income (loss) for the periods indicated, (2) for those same items, the percentage of patient revenue for the three and nine months ended September 30, 2003 on a pro forma basis calculated as if our adoption of FIN 46R was effective as of January 1, 2003 (“Pro Forma Basis”), and (3) the percentage increase or decrease in those items from period to period on an actual and pro forma basis:

			Pro Forma	Percentage
	Three Months Ended September 30,		Three Months Ended	Increase/(Decrease)
			September 30,	2004 to 2003	2004 to 2003
	2004	2003	2003(1)	Actual	Pro Forma
Total revenue	100.0%	100.0%	100.0%	N/A	(4.9)%
Practice-related expenses:
Amounts retained by practitioners	28.6	—	30.7	N/A	(11.4)
Salaries and benefits	22.0	24.9	21.1	(0.8)%	(0.8)
Clinical supplies and lab fees	8.8	10.5	8.9	(5.9)	(5.9)
Rent	6.6	7.5	6.4	(1.5)	(1.5)
Marketing and advertising	5.3	5.9	5.0	0.5	0.5
Other operating costs	8.2	9.9	8.4	(6.6)	(6.6)

Total practice-related expenses	79.5	58.7	80.5	52.0	(6.0)
General and administrative	6.1	11.7	7.9	(41.6)	(26.2)
Depreciation	3.8	4.1	3.5	4.3	4.3
Amortization	—	2.8	—	N/A	0.0
Loss (gain) on sale of assets	1.6	—	—	(14,298.8)	(14,298.8)
Provision for assets associated with inactive practices	13.0	—	—	N/A	N/A
Asset impairments	—	0.8	0.7	N/A	N/A
Operating income (loss)	(4.1)	21.9	7.4	(124.8)	(152.6)
Income (loss) before income taxes	(5.4)	20.6	6.4	(129.1)	(180.2)
Net income (loss)	(3.4)%	12.8%	4.0%	(129.7)%	(181.8)%

	Nine Months		Pro Forma	Percentage
	Ended		Nine Months	Increase/(Decrease)
	September 30,		Ended
			September 30,	2004 to 2003	2004 to 2003
	2004	2003	2003(1)	Actual	Pro Forma
Total revenue	100.0%	100.0%	100.0%	N/A	(4.2)%
Practice-related expenses:
Amounts retained by practitioners	28.7	—	27.4	N/A	0.4
Salaries and benefits	21.7	25.6	22.6	(8.0)%	(8.0)
Clinical supplies and lab fees	8.7	10.2	9.0	(7.7)	(7.7)
Rent	6.4	8.6	7.6	(19.6)	(19.6)
Marketing and advertising	5.4	6.4	5.7	(9.3)	(9.3)
Other operating expenses	8.4	9.3	8.2	(1.3)	(1.3)

Total practice-related expenses	79.4	60.2	80.5	43.2	(5.6)
General and administrative	7.5	9.2	7.0	(12.1)	2.7
Depreciation	3.6	3.7	3.2	7.9	7.9
Amortization	0.1	2.7	0.1	(97.6)	0.0
Loss (gain) on sale of assets	1.0	—	—	2,290.6	2,290.6
Provision for assets associated with inactive practices	4.5	—	—	N/A	N/A
Asset impairments	—	0.9	0.8	N/A	N/A
Operating income	4.0	23.3	8.4	(81.2)	(63.4)
Income before income taxes and cumulative effect	3.0	22.0	7.3	(85.4)	(61.0)
Income before cumulative effect of change in accounting principle	1.9	13.7	4.5	(85.1)	(60.3)%
Cumulative effect, net of income tax benefit	(23.4)	—	—	N/A	N/A
Net income (loss)	(21.5)%	13.7%	4.5%	(270.8)%	N/A

(1)	Presented on a pro forma basis as if our adoption of FIN 46R was effective as of January 1, 2003.

Financial Results Attributable to Base Practices and Inactive Practices

     The following tables provide information about financial results attributable to Base Practices, Inactive Practices and our corporate operations for the three and nine months ended September 30, 2004 and 2003, and for the three and nine months ended September 30, 2003 on a Pro Forma Basis. “Base Practices” are affiliated practices for which we were recording patient revenue as of September 30, 2004. “Inactive Practices” are practices that were engaged in litigation with OCA or OrthAlliance and/or had ceased paying service fees and for which we had ceased to record patient revenue at September 30, 2004. At September 30, 2004, there were 300 Base Practices and 112 Inactive Practices that were parties to Service Agreements. At September 30, 2003, there were 327 Base Practices and 89 Inactive Practices that were parties to Service Agreements.

     As reflected in the following tables, during the three and nine months ended September 30, 2004, our financial results were almost entirely attributable to Base Practices, as the amount of patient revenue, expense and operating income (loss) attributable to Inactive Practices during the first nine months of 2004 was significantly less than during the same period in 2003 on a Pro Forma Basis. The tables also indicate the impact of de novo centers, which typically incur operating losses during their first 12 to 18 months of operation.

	Base Practices (1)
	Mature	De Novo	Inactive	OutSource
	Centers (2)	Centers (3)	Practices (4)	Practices	Corporate (5)	Total
For the three months ended September 30, 2004:
Patient revenue	$101,989	$1,144	$825	$—	$—	$103,958
Service fees from OutSource Practices	—	—	—	29	—	29

Total revenue	101,989	1,144	825	29	—	103,987
Practice-related expenses (6)	79,539	2,059	1,108	—	—	82,706
General and administrative (5)	—	—	—	—	6,348	6,348
Depreciation	2,773	218	521	—	456	3,968
Provision for assets associated with inactive practices	—	—	13,540	—	—	13,540
Loss on sale of assets	—	—	1,704	—	—	1,704

Operating income (loss)	19,677	(1,133)	(16,048)	29	(6,804)	(4,279)
Interest expense (net) (5)	—	—	—	—	1,277	1,277
Non-controlling interest (5)	—	—	—	—	15	15

Income (loss) before income taxes (5)	19,677	(1,133)	(16,048)	29	(8,096)	(5,571)
Income taxes (5)	7,183	(414)	(5,858)	11	(2,955)	(2,033)

Net income (loss) (5)	$12,494	$(719)	$(10,190)	$18	$(5,141)	$(3,538)

For the three months ended September 30, 2003:	Actual
Fee revenue	$86,334	$486	$5,910	$—	$—	$92,730
Practice-related expenses (6)	46,724	787	6,908	—	—	54,419
General and administrative (5)	—	—	—	—	10,861	10,861
Depreciation and amortization	4,987	128	584	—	681	6,380
Gain on sale of assets	—	—	12	—	—	12
Asset impairments	—	—	767	—	—	767

Operating income (loss)	34,623	(429)	(2,337)	—	(11,542)	20,315
Interest expense (net) (5)	—	—	—	—	1,193	1,193
Non-controlling interest (5)	—	—	—	—	(4)	(4)

Income (loss) before income taxes (5)	34,623	(429)	(2,337)	—	(12,731)	19,126
Income taxes (5)	13,071	(162)	(882)	—	(4,806)	7,221

Net income (loss) (5)	$21,552	$(267)	$(1,455)	$—	$(7,925)	$11,905

	Base Practices (1)
	Mature	De Novo	Inactive	OutSource
	Centers (2)	Centers (3)	Practices (4)	Practices	Corporate (5)	Total
For the three months ended September 30, 2003:	Pro Forma
Patient revenue	$98,859	$334	$10,098	$—	$—	$109,291
Practice-related expenses (6)	76,020	878	11,096	—	—	87,994
General and administrative (5)	—	—	—	—	8,603	8,603
Depreciation and amortization	2,412	128	584	—	681	3,805
Gain on sale of assets	—	—	12	—	—	12
Asset impairments	—	—	767	—	—	767

Operating income (loss)	20,427	(672)	(2,337)	—	(9,284)	8,134
Interest expense (net) (5)	—	—	—	—	1,193	1,193
Non-controlling interest (5)	—	—	—	—	(4)	(4)

Income (loss) before income taxes (5)	20,427	(672)	(2,337)	—	(10,473)	6,945
Income taxes (5)	7,711	(254)	(882)	—	(3,952)	2,623

Net income (loss) (5)	$12,716	$(418)	$(1,455)	$—	$(6,521)	$4,322

For the nine months ended September 30, 2004:
Patient revenue	$310,018	$2,250	$6,898	$—	$—	$319,166
Service fees from OutSource Practices	—	—	—	35	—	35

Total revenue	310,018	2,250	6,898	35	—	319,201
Practice-related expenses (6)	240,111	4,991	8,094	—	—	253,196
General and administrative (5)	—	—	—	—	23,821	23,821
Depreciation and amortization	8,608	625	1,257	—	1,347	11,837
Provision for assets associated with inactive practices	—	—	14,220	—	—	14,220
Loss on sale of assets	—	—	3,251	—	—	3,251

Operating income (loss)	61,299	(3,366)	(19,924)	35	(25,168)	12,876
Interest expense (net) (5)	—	—	—	—	3,524	3,524
Non-controlling interest (5)	—	—	—	—	(79)	(79)

Income (loss) before income taxes (5)	61,299	(3,366)	(19,924)	35	(28,613)	9,431
Income taxes (5)	22,375	(1,229)	(7,273)	13	(10,443)	3,443

Income (loss) before cumulative effect of change in accounting principle(5)	$38,924	$(2,137)	$(12,651)	$22	$(18,170)	$5,988

For the nine months ended September 30, 2003:	Actual
Fee revenue	$260,579	$1,447	$31,557	$—	$—	$293,583
Practice-related expenses (6)	139,618	2,537	34,668	—		176,823
General and administrative (5)	—	—	—	—	27,104	27,104
Depreciation	15,277	340	1,488	—	1,483	18,588
Loss on sale of assets	—	—	136	—	—	136
Asset impairments	—	—	2,582	—	—	2,582

Operating income (loss)	105,684	(1,430)	(7,317)	—	(28,587)	68,350
Interest expense (net) (5)	—	—	—	—	3,742	3,742
Non-controlling interest (5)	—	—	—	—	25	25

Income (loss) before income taxes (5)	105,684	(1,430)	(7,317)	—	(32,354)	64,583
Income taxes (5)	39,896	(540)	(2,762)	—	(12,213)	24,381

Net income (loss) (5)	$65,788	$(890)	$(4,555)	$—	$(20,141)	$40,202

	Base Practices (1)
	Mature	De Novo	Inactive	OutSource
	Centers (2)	Centers (3)	Practices (4)	Practices	Corporate (5)	Total
For the nine months ended September 30, 2003:	Pro Forma
Patient revenue	$287,730	$1,112	$44,389	$—	$—	$333,231
Practice-related expenses (6)	217,875	2,838	47,499	—	—	268,212
General and administrative (5)	—	—	—	—	23,194	23,194
Depreciation and amortization	7,678	340	1,488	—	1,483	10,989
Loss on sale of assets	—	—	136	—	—	136
Asset impairments	—	—	2,582	—	—	2,582

Operating income (loss)	62,177	(2,066)	(7,316)	—	(24,677)	28,118
Interest expense (net) (5)	—	—	—	—	3,877	3,877
Non-controlling interest (5)	—	—	—	—	25	25

Income (loss) before income taxes (5)	62,177	(2,066)	(7,316)	—	(28,579)	24,216
Income taxes (5)	23,472	(780)	(2,762)	—	(10,788)	9,142

Net income (loss) (5)	$38,705	$(1,286)	$(4,554)	$—	$(17,791)	$15,074

(1)	Represents operating results attributable to Base Practices for which we were recording patient revenue as of September 30, 2004.

(2)	Represents centers that had been operating and affiliated with us for more than 18 months as of the respective date, or that had been operating for less than 18 months as of the respective date but had begun to generate operating profits.

(3)	Represents recently-developed centers that had been operating for 18 months or less and that had not begun to generate operating profits on a cash basis as of the respective date.

(4)	Represents operating results attributable to Inactive Practices, including practices that have bought out of or otherwise terminated their Service Agreements, during the three and nine months ended September 30, 2004 and 2003.

(5)	For purposes of this table only, in determining the expenses and operating income, we did not allocate our corporate overhead costs, interest expense (net) and non-controlling interest to these practices. We did, however, allocate income taxes to the respective practices.

(6)	Practice-related expenses include all expenses directly associated with the operations of the practice, including amounts retained by practitioners.

Comparison of Financial Results of Three and Nine Months Ended September 30, 2004 and 2003

     The following discussion provides an analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003. As a result of adopting the provisions of FIN 46R, the presentation of our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2004 and 2003 has changed. Our adoption of FIN 46R had a significant impact on our results of operations and financial condition and significantly impacts the comparability of our consolidated financial statements for prior periods. As a result, we have included in our discussion below a comparison of actual results for the three and nine months ended September 30, 2004 to pro forma results for the three and nine months ended September 30, 2003 assuming the adoption of FIN 46R was effective January 1, 2003. In addition, we now classify expenses associated with our corporate headquarters into “General and Administrative” expense and classify expenses directly associated with the operation of affiliated practices (except for OutSource Practices) to their respective line items within “Practice-related expenses.”

     Net Income (Loss). Net loss for the three months ended September 30, 2004 was $3.5 million compared to net income of $11.9 million for the same period in 2003. The $15.4 million decrease was primarily due to an increase of $13.5 million in provision for assets associated with inactive practices, an increase of $1.7 million in loss on sale of assets, and an increase of $29.7 million due to amounts retained by practitioners. Partially offsetting these amounts was a decrease of $4.5 million in general and administrative expense, a decrease of $2.6 million in amortization expense and a net change of $11.3 million in revenue as a result of the change in our revenue recognition policy.

     Net loss for the nine months ended September 30, 2004 was $68.7 million compared to net income of $40.2 million for the same period in 2003. Our net loss during the nine months of 2004 was primarily related to a cumulative effect of a change in accounting principle of $74.7 million, net of income tax benefit of $41.4 million, recorded during the first quarter of 2004. Also contributing to the net loss for the nine months ended September 30, 2004 was an increase of $14.2 million in provision for assets associated with inactive practices, an increase of $3.1 million in loss on sale of assets, and an increase of $91.7 million due to amounts retained by practitioners. Partially offsetting these amounts was a decrease of $3.3 million in general and administrative expense, a decrease of $7.6 million in amortization expense and a net change of $25.6 million in revenue as a result of the change in our revenue recognition policy.

     On a Pro Forma Basis, net income for the three months ended September 30, 2003 was $4.3 million. The decrease of $7.9 million in net income during the third quarter of 2004 compared to the same period in 2003 on a Pro Forma Basis was primarily due to the following:

•	a decrease of $5.3 million in patient revenue;

•	an increase of $13.5 million in provision for assets associated with inactive practices; and

•	an increase of $1.7 million in loss on sale of assets.

The overall decrease was partially offset by a decrease of $5.3 million in practice-related expenses and a decrease of $2.3 million in general and administrative expense.

     On a Pro Forma Basis, income before cumulative effect of change in accounting principle for the nine months ended September 30, 2003 was $15.1 million. The $9.1 million decrease in income before cumulative effect of change in accounting principle on a Pro Forma Basis was primarily due to the following:

•	a decrease of $14.0 million in patient revenue,

•	an increase of $14.2 million in provision for assets associated with inactive practices; and

•	an increase of $3.1 million in loss on sale of assets.

The overall decrease was partially offset by a decrease of $15.0 million in practice-related expenses and a decrease of $2.6 million in asset impairments.

     Our net income (loss) during the three and nine months ended September 30, 2004 also was negatively impacted by operating losses and other expenses incurred in connection with the development of de novo centers. During the three months ended September 30, 2004, we incurred operating losses associated with de novo centers of approximately $1.1 million, compared to $0.4 million during the same period in 2003. During the nine months ended September 30, 2004, we incurred operating losses associated with de novo centers of approximately $3.4 million, compared to $1.4 million for the same period in 2003. The development of de novo centers with new and existing affiliated practices provides us with opportunities for future growth and increased revenue and profits in the long-term, and we believe that it is more effective and less capital-intensive than affiliating with established practices. However, these developments have a negative impact on our net income in the short-term in that de novo centers typically generate initial operating losses during their first 12 to 18 months of operations and experience relatively lower operating margins than mature centers. We typically finance all of the operating losses incurred in connection with de novo practices and centers, and we typically fund a portion of the compensation of affiliated practitioners during the startup or expansion phase of their practices. We record these amounts as practice-related expenses in our condensed consolidated statements of income (loss) when incurred. The practices generally repay these amounts, including accrued interest, over a five-year period when the de novo center becomes profitable. We expect operating losses associated with the de novo centers to be short-term and that these centers will have a positive contribution to our financial results after their startup phase. Despite the short-term losses, we intend to continue to invest in our existing affiliated centers and develop additional de novo centers to grow our business.

     The following discussion relates to significant factors that affected our consolidated net income (loss) during the three and nine months ended September 30, 2004:

     Patient Revenue and Fee Revenue. The consolidation provisions of FIN 46R requires us to record patient revenue of affiliated practices in our consolidated financial statements. Patient revenue is recognized on a straight-line basis over the term of the patient contract, except for a portion related to retainers, which is recognized in the final month of treatment when braces are removed and a retainer is provided to the patient. Prior to January 1, 2004, fee revenue represented amounts related to services provided to affiliated practices and recorded under our revenue recognition policy. Fee revenue was $92.7 million and $293.6 million for the three and nine months ended September 30, 2003, respectively. Service fees from OutSource Practices are recognized as revenue when earned. We currently charge OutSource Practices a monthly service fee based either on a percentage of the practice’s cash collections or a fixed monthly service fee.

     Patient revenue for the three months ended September 30, 2004 decreased $5.3 million, or 4.9%, to $104.0 million from $109.3 million for the same period in 2003 on a Pro Forma Basis. Patient revenue for the nine months ended September 30, 2004 decreased $14.0 million, or 4.2%, to $319.2 million from $333.2 million for the same period in 2003 on a Pro Forma Basis. These decreases were primarily due to a significant decrease in the amount of patient revenue attributable to Inactive Practices, as indicated in the following table:

	Three months ended			Increase/
	September 30,			(Decrease)
	2004	2003		Dollar amount		Percentage
							Pro
		Actual	Pro Forma (3)	Actual	Pro Forma	Actual	Forma
	(in thousands, except percentage data)
Base Practices (1)	$103,133	$86,820	$99,193	$16,313	$3,940	18.8%	4.0%
OutSource Practices	29	—	—	N/A	N/A	N/A	N/A
Inactive Practices (2)	825	5,910	10,098	(5,085)	(9,273)	(86.0)%	(91.8)%

Total revenue	$103,987	$92,730	$109,291	$11,257	$(5,304)	12.1%	(4.9)%

	Nine months ended			Increase/
	September 30,			(Decrease)
	2004	2003		Dollar amount		Percentage
							Pro
		Actual	Pro Forma (3)	Actual	Pro Forma	Actual	Forma
	(in thousands, except percentage data)
Base Practices (1)	$312,268	$262,026	$288,842	$50,242	$23,426	19.2%	8.1%
OutSource Practices	35	—	—	N/A	N/A	N/A	N/A
Inactive Practices (2)	6,898	31,557	44,389	(24,659)	(37,491)	(78.1)%	(84.5)%

Total revenue	$319,201	$293,583	$333,231	$25,618	$(14,030)	8.7%	(4.2)%

(1)	Represents patient revenue of Base Practices for which we were recording patient revenue as of September 30, 2004.

(2)	Represents patient revenue attributable to Inactive Practices during the three and nine months ended September 30, 2004 and 2003 for which we recorded patient revenue or fee revenue during the respective period but for which we had ceased to record patient revenue at September 30, 2004.

(3)	Represents patient revenue on a Pro Forma Basis as if our change in accounting principle pursuant to FIN 46R was effective as of January 1, 2003.

     As indicated in the table above, during the three months ended September 30, 2004, patient revenue attributable to Base Practices increased $3.9 million or 4.0%, which was offset by a $9.3 million or 91.8% decrease in patient revenue attributable to Inactive Practices, as compared to the same period in 2003 on a Pro Forma Basis. This increase in patient revenue attributable to Base Practices was primarily due to a 2.6% increase in patient revenue during the three months ended September 30, 2004, compared to the same period of 2003 on a Pro Forma Basis, for comparable Base Practices for which we recorded patient revenue throughout the three months ended September 30, 2004 and 2003. During the three months ended September 30, 2004, Florida and the Gulf coast experienced several hurricanes, which disrupted the operations of our affiliated practices located in those areas. These disruptions resulted in lower than expected patient revenue for these practices during the quarter.

     Similarly, during the nine months ended September 30, 2004, the $23.4 million or 8.1% increase in patient revenue attributable to Base Practices was offset by a $37.5 million or 84.5% decrease in patient revenue attributable to Inactive Practices, as compared to the same period in 2003 on a Pro Forma Basis. This increase in patient revenue attributable to Base Practices was primarily due to a 7.8% increase in patient revenue during the nine months ended September 30, 2004, compared to the same period of 2003 on a Pro Forma Basis, for comparable Base Practices for which we recorded patient revenue throughout the entire nine months ended September 30, 2004 and 2003. These decreases in patient revenue attributable to Inactive Practices resulted as we ceased to record patient revenue during the nine months ended September 30, 2004 for Inactive Practices for which we recorded fee revenue during the same period during 2003.

     We expect some continued fluctuations in patient revenue as some affiliated practices may buy out of their Service Agreements or stop paying service fees and providing certain financial information which we use to compute patient revenue. However, certain practices that are not currently included in our results may begin utilizing our services and paying service fees in the future or may be transitioned to another practice. The decline in patient revenue from practices for which we discontinued recording revenue also contributed to a decline in direct expenses, as discussed below. We expect the results attributable to Base Practices to increase over time and to offset the decrease in patient revenue from Inactive Practices for which we no longer record patient revenue.

     Practice-Related Expenses. Practice-related expenses are expenses that directly relate to the operation of affiliated practices (other than OutSource Practices), including the following:

•	Amounts retained by practitioners, which represents amounts that have been retained by practitioners under the contractual terms of their Service Agreements. The consolidation provisions of FIN 46R require us to record these amounts in our financial statements. Amounts retained by practitioners primarily includes compensation of owner-practitioners and associate-practitioners;

•	Salaries and benefits, which includes payroll and benefits costs for employees at our affiliated centers (which do not include the amounts retained by orthodontists, dentists and other practitioners);

•	Clinical supplies and lab fees, which primarily represents the costs of bands, brackets, wires, retainers and other removable or fixed appliances and laboratory costs incurred in treating patients by our affiliated practices;

•	Rent expense, which primarily consists of costs of leasing office space, including common area maintenance charges, for our affiliated centers;

•	Marketing and advertising expense, which represents costs associated with television, radio and print media advertising for affiliated practices; and

•	Other operating costs, which represents other costs incurred in the operation of our practices, including costs for telephone, utilities, office supplies, general liability and property insurance coverage.

     During the three months ended September 30, 2004, practice-related expenses increased $28.3 million, or 52.0%, to $82.7 million from $54.4 million for the same period in 2003. This overall increase during the three months ended September 30, 2004 was primarily due to amounts retained by practitioners. On a Pro Forma Basis, practice-related expenses decreased $5.3 million, or 6.0%, to $82.7 million for the three months ended September 30, 2004 from $88.0 million for the three months ended September 30, 2003. Amounts retained by practitioners totaled $29.7 million, or 28.6% of patient revenue, for the three months ended September 30, 2004. On a Pro Forma Basis, amounts retained by practitioners was $33.6 million, or 30.7% of patient revenue, for the three months ended September 30, 2003. The decrease of $3.8 million on a Pro Forma Basis in amounts retained by practitioners during the three months ended September 30, 2004 was primarily due to a decrease in amounts retained by practitioners from Inactive Practices.

     During the nine months ended September 30, 2004, practice-related expenses increased $76.4 million, or 43.2%, to $253.2 million from $176.8 million for the same period in 2003. Excluding amounts retained by practitioners, all other practice-related expenses decreased $15.4 million or 8.7% to $161.5 million for the nine months ended September 30, 2004 from $176.8 million for the same period in 2003. The decrease in all other practice-related expenses was due to the following:

•	Salaries and benefits decreased $6.0 million, or 8.0%, to $69.3 million from $75.3 million;

•	Rent decreased $5.0 million, or 19.6%, to $20.4 million from $25.3 million;

•	Clinical supplies and lab fees decreased $2.3 million, or 7.7%, to $27.7 million from $30.1 million; and

•	Marketing and advertising expenses decreased $1.8 million, or 9.3%, to $17.2 million from $18.9 million.

These decreases were primarily due to a net reduction in the number of affiliated practices for which we recorded practice-related expenses during the three and nine months ended September 30, 2004, as a result of practices that bought out of their Service Agreements or for which we generally ceased to record fee revenue or patient revenue after September 30, 2003. Our adoption of FIN 46R did not affect practice-related expenses other than amounts retained by affiliated practices.

     Offsetting the overall decrease in all other practice-related expenses is amounts retained by practitioners which totaled $91.7 million, or 28.7% of patient revenue, for the nine months ended September 30, 2004. On a Pro Forma Basis, amounts retained by practitioners was $91.4 million, or 27.4% of patient revenue, for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we experienced an increase in amounts retained by practitioners from our Base Practices primarily as a result from the growth in patient revenue of these practices. The increase in amounts retained by practitioners as a percentage of patient revenue on a Pro Forma Basis was primarily due to an increase in the profitability of certain affiliated practices, increased participation in our service fee rebate incentive program for higher revenue producing practices, the phase-out of corporate-level expense allocation among certain affiliated practices, and the increase in compensation of practitioners as a result of changes in economic arrangements with us. The decrease in amounts retained by practitioners from Inactive Practices during the nine months ended September 30, 2004 more than offset the increase in amounts retained by practitioners from our Base Practices.

     General and Administrative. General and administrative expense represents all costs associated with the operation of our corporate headquarters, including corporate overhead associated with providing centralized collections, financial reporting and other business services to our affiliated practices. These costs include salaries and benefits for corporate employees, rent of our corporate office, telephone, utilities, accounting and legal services, office supplies, general liability and property insurance coverage and provisions for uncollectible amounts. During the three months ended September 30, 2004, general and administrative expense decreased $4.5 million, or 41.6%, to $6.3 million, from $10.9 million during the same period of 2003. During the nine months ended September 30, 2004, general and administrative expense was $23.8 million, which represented a $3.3 million or 12.1% decrease from $27.1 million during the same period of 2003. These decreases during the three and nine months ended September 30, 2004 were primarily due to decreases in the provision for uncollectible amounts of $3.1 million and $4.9 million, respectively. Partially offsetting the decrease in general and administrative expense during the nine months ended September 30, 2004 was an increase in accounting and legal expenses associated with our change in independent auditors, our annual audit, our change in accounting principle as a result of adopting FIN 46R and accounting and legal costs relating to the requirements under the Sarbanes-Oxley Act of 2002, including preparation for management’s assessment of our internal control over financial reporting and a related attestation report by our independent auditors. We expect to incur additional accounting and legal costs during the remainder of 2004, relating to the requirements under the Sarbanes-Oxley Act of 2002. As a result of our adoption of FIN 46R effective January 1, 2004, we no longer record on our balance sheet cash advances to affiliated practices against future distributions and amounts due under Service Agreements and, accordingly, we no longer provide an allowance associated with these advances, which decreased our provision for uncollectible amounts for the three and nine months ended September 30, 2004. Also contributing to the decrease in our provision for uncollectible amounts is our change in revenue recognition policy. We changed our revenue recognition policy as a result of FIN 46R. We now provide an allowance for uncollectible amounts based on a percentage of patient receivables as compared to a percentage of service fees receivable. At September 30, 2004, advances to practitioners primarily relate to short-term differences between amounts distributed to practitioners and amounts that the practitioners are entitled to retain under their Service Agreements.

     Gain (Loss) on Sale of Assets. During the three and nine months ended September 30, 2004, we incurred loss on sale of assets of approximately $1.7 million and $3.3 million ($1.1 million and $2.1 million, net of income tax benefit), respectively, as a result of practices buying out of their Service Agreements at amounts less than the book value of assets associated with those practices. We received an aggregate of $0.1 million and $2.5 million in cash from these buyouts during the three and nine months ended September 30, 2004.

     Provision for Assets Associated with Inactive Practices. During the three months ended September 30, 2004, we recorded $13.5 million in provision for assets associated with inactive practices to increase the allowance for these assets and reduce the carrying value of these assets to estimated fair value. For the nine months ended September 30, 2004, we recorded a total of $14.2 million in provision for assets associated with inactive practices. At September 30, 2004, we had a total of $30.2 million of assets associated with inactive practices, net of an allowance of $15.5 million. These provisions were based upon management’s assessment of the recoverability of the goodwill, identifiable intangibles and other assets associated with inactive practices, which involved significant judgments and estimates by management. We increased the allowance during the three months ended September 30, 2004 due in part to certain recent settlement payments to OCA and a recent court award to OCA that were significantly less than the net book value of the goodwill, identifiable intangibles and other assets associated with the relevant Inactive Practices. The increase also reflected our renewed efforts to attempt to resolve pending litigation on mutually agreeable settlement terms. We have resolved disputes with some other Inactive Practices by permitting the practices to buy out of their Service Agreements for amounts in excess of the net book value of the assets associated with those practices. Management evaluated the assets associated with inactive practices on a practice-by-practice basis. Among other things, management considered the amounts that we have received in recent settlements, the results of pending litigation since June 30, 2004, the estimated amount that a particular practice could afford to pay in settlement based upon our knowledge of the practice’s profitability, the age of the practitioner and the likelihood of locating a replacement practitioner and the amount originally paid to the practice in consideration for affiliating with us. We particularly focused on practices that had relatively large goodwill and identifiable intangible assets associated with them. We believe the net amounts recorded as assets associated with inactive practices are realizable as of September 30, 2004. However, adverse litigation results could significantly affect the recoverability of these assets and may require us to record additional impairment of these assets in the future. Providing an allowance for assets associated with inactive practices does not reflect a belief by management that Inactive Practices will ultimately prevail in litigation pending between the practices and OCA or OrthAlliance, that the Inactive Practices’ claims and allegations or these lawsuits have merit or that our Service Agreements with Inactive Practices are not binding.

      Depreciation and Amortization. We depreciate our property, equipment and improvements using the straight-line method over their useful lives. Amortization represented the amortization expense recorded in connection with the amortization of our identifiable intangible assets. Depreciation and amortization expense was $4.0 during the three months ended September 30, 2004, compared to $6.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, depreciation and amortization expense was $11.8 million compared to $18.6 million for the same period in 2003. The consolidation provisions under FIN 46R required us, for financial reporting purposes only, to recognize affiliations with our affiliated practices (other than Inactive Practices and OutSource Practices) as business combinations, which resulted in us recording as goodwill the amount of affiliation payments to obtain or amend Service Agreements that exceed the fair value of tangible assets acquired. We do not amortize goodwill or identifiable intangible assets but test them for impairment under SFAS No. 142 at the practice reporting unit level. We believe that no events or circumstances arose during the third quarter of 2004 that would warrant an interim impairment test other than the provision recorded in connection with our review of the assets associated with inactive practices. Amortization expense during the three and nine months ended September 30, 2004 decreased compared to the same periods in 2003 due to our adoption of FIN 46R.

     Asset Impairments. During the three and nine months ended September 30, 2003, we recorded impairments of approximately $0.6 million and $1.8 million, respectively, related to property, equipment and improvements for offices closed during 2003 and approximately $0.2 million and $0.8 million, respectively, related to intangible assets.

     Income Taxes. Our effective income tax rate was 36.5% for the three and nine months ended September 30, 2004, compared to 37.8% for the three and nine months ended September 30, 2003. We record a liability for matters of uncertainty or dispute with tax authorities as a component of deferred taxes. We assess this liability on a quarterly basis and reduced our effective rate during the three and nine months ended September 30, 2004.

     Cumulative Effect. During the nine months ended September 30, 2004, we recorded a cumulative effect of a change in accounting principle of $74.7 million, net of income tax benefit of $41.4 million, with respect to our adoption of FIN 46R effective January 1, 2004. See the table under “—Adoption of FIN 46R – Consolidated Balance Sheets” above for additional information about the components of this cumulative effect.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents was $10.7 million at September 30, 2004 and $7.4 million at December 31, 2003. Our working capital (total current assets less total current liabilities) was $72.3 million at September 30, 2004, compared to $140.5 million at December 31, 2003. Our current ratio (total current assets divided by total current liabilities) was 1.6 at September 30, 2004, compared to 4.5 at December 31, 2003. The decrease in working capital at September 30, 2004 compared to December 31, 2003 was primarily due to a decrease of $96.7 million in service fees receivable and an increase of $91.8 million in deferred revenue, offset by an increase of $124.3 million in patient receivables. The changes in these accounts were primarily due to our adoption of FIN 46R effective January 1, 2004 and the impact these changes had on certain of our balance sheet items, including the items mentioned above.

Uses of Capital

     We believe that our cash needs will primarily relate to capital expenditures for existing affiliated practices and for the development of additional centers, repayment of indebtedness, incentive payments, repurchasing shares of OCA common stock, and general corporate purposes. Our cash needs could vary significantly depending upon our growth, results of operations and new affiliations with additional practices, as well as the outcome of pending litigation and other contingencies.

     Capital Expenditures. Our capital expenditures primarily consist of costs related to developing de novo centers and remodeling, refurbishing and maintaining existing centers for our affiliated practices. The average cost of developing a new orthodontic center in the United States is about $350,000, including the cost of equipment, leasehold improvements, working capital and start-up losses associated with the initial operations of the orthodontic center. We generally bear an affiliated practice’s portion of these costs until we are reimbursed by the practice. Under most of our Service Agreements, the affiliated practices repay these costs over a five-year period. In some cases, we have assisted our practices in obtaining financing for their share of these costs by providing a guaranty of loans from a third-party lender. We generally no longer guarantee new debt for our affiliated practices.

     To facilitate growth in recent years, our capital expenditures have been directed toward developing de novo centers for our affiliated practices and to a lesser extent, remodeling and expanding our existing affiliated centers to increase potential capacity. We have committed to develop additional de novo centers and remodel existing centers for affiliated practices. We currently estimate that these developments and remodelings will require approximately $6.0 million of capital expenditures, which we expect to incur during the remainder of 2004 and in 2005. We may commit to additional developments and remodelings as well.

     Advances to Affiliated Practices. We advance cash to affiliated practices primarily against future distributions of the practice or provide advances relating to amounts due to us under service agreements. We generally advance cash to affiliated practices to (a) fund compensation for the practice’s affiliated practitioners during the startup or expansion phase of a newly developed center, or (b) provide additional funds to affiliated practices for certain practice-related matters or other unsecured financing. Newly-developed affiliated practices and existing affiliated practices that expand their capacity by adding additional centers or practitioners typically experience cash flow needs until they begin generating sufficient operating profits at the newly-developed or newly-expanded centers. We may advance funds to affiliated practices to assist them in maintaining their compensation during the startup or expansion phase of their practices. We also provide advances related to amounts due to us under Service Agreements by (1) remitting more funds during the quarter to the affiliated practice than the practice was actually entitled to retain under its service agreement, or (2) paying expenses to third parties on behalf of certain affiliated practices that collect their own patient fees and currently have not reimbursed us for those expenses.

     These advances are payable on demand and generally interest free and unsecured. We intend to fund these advances and any continued financing using cash from operations and borrowings under our credit facility, if needed. See “—Adoption of FIN 46R” regarding accounting treatment of these advances.

     Advances and other amounts due from OutSource Practices represent advances relating to amounts due to OCA from OutSource Practices under OutSource Agreements. These amounts primarily represent funds that OCA has paid to third party vendors on behalf of OutSource Practices for capital expenditures and expenses associated with the operations of the OutSource Practices.

     Incentive Program Payments, Notes Payable and Debt Obligations. Certain OrthAlliance affiliated practices are eligible, in connection with amending or extending Service Agreements, to receive annual payments under our incentive programs. In 2004, participants under these incentive programs earned $6.0 million, of which we have paid $4.9 million to certain participants after offsetting amounts due from these practices and will pay $0.3 million to two participants in early 2005. Participants in these programs are eligible to receive annual payments under these programs in 2005. At September 30, 2004, we had current maturities of $8.3 million under our credit facility and $1.4 million due to our affiliated practices.

     Stock Repurchase Program. In August 2003, OCA’s Board of Directors approved a common stock repurchase program that authorizes us to repurchase up to 2.0 million shares of OCA common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. OCA anticipates making repurchases of its common stock in the future under this program. Repurchased shares are held in treasury, and may be available for use in connection with OCA’s stock option plans, stock programs and acquisitions or for other corporate purposes. Our credit facility limits our ability to repurchase shares of OCA common stock.

Sources of Capital

     We currently believe that we will be able to meet our anticipated funding requirements for at least the next 12 months. We may consider a debt financing during 2005 to refinance our existing credit facility and fund the repurchase of shares of our common stock. We cannot assure you, however, that we will be able to obtain such debt financing or that such financing will be available on favorable terms. Our ability to meet these funding needs could be adversely affected if we were to suffer adverse results from our operations, or lose a material portion of our affiliated practices, if our affiliated practices were to suffer adverse results of operations or a material loss of patients, if we suffer adverse outcomes from pending litigation and other contingencies or if we violate the covenants and restrictions of our credit facility.

     Cash from Operations. During the nine months ended September 30, 2004, we used our deferred tax assets relating to net operating loss carryforwards to offset our tax provision for the first three quarters of 2004. These net operating loss carryforwards primarily related to the cumulative effect of (a) a change in accounting method for recognizing revenue for income tax purposes approved by the IRS in January 2003 and (b) a change in accounting method related to applicable class lives for certain long-lived assets filed during 2003 pursuant to IRS rules that provide for an automatic change in accounting method. We expect that the remaining net operating loss carryforwards will offset our income tax liability for the remainder of 2004. We expect to use the cash arising from this benefit to fund other operational needs for the remainder of 2004. We also have deferred tax assets of $41.4 million recorded as a result of the cumulative effect from the adoption of FIN 46R. We anticipate monetizing this deferred tax asset in the future.

     Our Service Agreements generally provide that our service fees generally equal about 40% to 50% of a practice’s operating profit or about 17% of a practice’s revenue, excluding reimbursement of practice-related expenses. Beginning in 2003, we implemented an incentive program whereby we reduced service fees charged to certain practices that achieve certain performance levels which negatively affected our cash flow from operations. For the nine months ended September 30, 2004, this incentive program resulted in a $2.2 million reduction in service fees charged to these practices compared to a $1.4 million reduction for the same period in 2003. We expect to continue this incentive program in 2005. We have also reduced service fees charged to certain other practices, which resulted in lower service fees collected from these practices compared to the nine months ended September 30, 2003. In addition, we have phased out 100% of the reimbursement of corporate-level expense allocation among certain affiliated practices as of September 30, 2004. We expect to continue using cash generated from operations and borrowings under our credit facility to fund our growth and capital needs.

     Credit Facility. We maintain a $125.0 million credit facility with a lending group that consists of Bank of America, N.A., Bank One, N.A., U.S. Bank National Association, Hibernia National Bank and Whitney National Bank. The credit facility is comprised of a $100.0 million revolving line of credit and a $25.0 million term loan. The revolving line of credit provides funding for our general working capital and expansion. Borrowings under the credit facility generally bear interest at varying rates above the lender’s prime rate ranging from 0.50% to 1.50% or above the Eurodollar rate ranging from 1.50% to 2.50%. This margin is based on our leverage ratio as computed under the credit facility. Amounts borrowed under the credit facility are secured by a security interest in the capital stock of our operating subsidiaries. The revolving line of credit expires January 2, 2006. At December 20, 2004, $85.6 million was outstanding under the revolving line of credit and $10.2 million was outstanding under the term loan. The term loan is fully amortizing over three years with level, quarterly principal payments of $2.1 million, plus interest.

     Our credit facility requires that we maintain certain financial and non-financial covenants under the terms of the credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, minimum consolidated net worth and maximum ratio of funded debt to total patient contract balances. The credit agreement also imposes restrictions on our acquisitions, investments, dividends, stock repurchases and other aspects of our business. If we do not comply with these covenants and restrictions, the lenders could demand immediate payment of all amounts borrowed under the credit facility, and terminate or limit our ability to borrow funds under the credit facility. If we were to experience an event or matter that has, or is reasonably likely to have, a material adverse effect (as defined in the credit facility) on us, we would be unable to borrow additional amounts under the credit facility without a waiver by our lenders or an amendment to the credit facility. We cannot assure you that we could obtain such a waiver or amendment, which could have a material adverse impact on our liquidity and capital resources.

Cash Flows

     The following table summarizes cash flow information for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Net cash provided by operating activities	$26,177	$35,621
Net cash used in investing activities	(15,568)	(17,152)
Net cash used in financing activities	(7,254)	(16,437)
Change in cash and cash equivalents	3,310	2,846

     Operating Activities. See our discussion of net income in the section above captioned “— Results of Operations.” Our working capital decreased 48.5% to $72.3 million at September 30, 2004 from $140.5 million at December 31, 2003, primarily as a result of our adoption of FIN 46R.

     Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2004 was $15.6 million compared to $17.2 million during the same period in 2003. The decrease in cash used was primarily due to our receipt of $2.5 million in cash from practices that have bought out of their Service Agreements during the nine months ended September 30, 2004 and a $2.2 million decrease in notes receivable. Partially offsetting this decrease was an increase of $2.2 million in purchases of property, equipment and improvements. We used $16.2 million and $13.9 million in cash to purchase property, equipment and improvements during the nine months ended September 30, 2004 and 2003, respectively. These expenditures primarily related to the development of new or de novo centers in the United States and abroad and to a lesser extent, the remodeling or refurbishing of existing centers. We expect to make additional purchases of property, equipment and improvements in future periods as we open and refurbish additional centers. We have committed to develop additional de novo centers and remodel existing centers for affiliated practices. We currently estimate that these developments and remodeling will require approximately $6.0 million of capital expenditures, which we expect to incur during the remainder of 2004 and during 2005. We may commit to additional developments and remodeling as well.

     Financing Activities. Net cash used in financing activities was $7.3 million and $16.4 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we repaid $5.3 million less of principal and interest under our credit facility compared to the same period in 2003. During the nine months ended September 30, 2003, we obtained a new credit facility under which we borrowed $109.9 million to retire our prior credit facility and bridge credit facility and to pay related transaction costs. At December 20, 2004, $85.6 million was outstanding under the revolving line of credit and $10.2 million was outstanding under the term loan components of the credit facility. We may incur additional indebtedness to fund the development of additional de novo centers and remodeling of existing centers.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued revised SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits —an amendment of FASB Statements No. 87, 88, and 106.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” Except as noted, this statement was effective for financial statements with fiscal years ending after December 15, 2003. The adoption of revised SFAS No. 132 on January 1, 2004 had no impact on OCA’s financial condition or results of operations.

     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the income statement. This statement would replace the existing requirements under SFAS No. 123 and APB No. 25. This statement would also eliminate the ability to account for stock-based compensation transactions using the intrinsic value method of APB No. 25 and generally would require that such transactions be accounted for using a fair-value option pricing model, either a binomial model or the Black-Scholes valuation model. The statement would apply to awards that are granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. We are currently analyzing the impact that adoption of the statement will have on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine months ended September 30, 2004, there were no material changes to the quantitative and qualitative disclosures about market risks presented in OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     OCA, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation and as of the end of the period covered by this Report, OCA’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in reports that OCA files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, subject to the matters discussed in the following subsections.

Changes in Internal Control Over Financial Reporting

     In April 2004, OCA received a letter dated March 15, 2004 from Ernst & Young LLP, its former independent auditors, stating that they believed that there were material weaknesses in internal controls over OCA’s financial statement close process. OCA’s senior management has reviewed each of the items cited as material weaknesses in the letter from Ernst & Young and discussed these matters with our Audit Committee. Management determined that certain items in the letter are no longer applicable due to our adoption of FIN 46R and the change in revenue recognition policy effective January 1, 2004. Among other results, these changes eliminated the need to calculate fee revenue and service fees receivable, since these accounts are no longer recorded in our consolidated financial statements. The determination of fee revenue under our prior revenue recognition policy required complex and data-intensive calculations by management, including determination of the portion of a straight-line allocation of patient contract amounts estimated to be retained by affiliated practices in future periods, and the portion of unreimbursed practice-related expenses that was secured by patient fees receivable and hence currently recognizable as fee revenue. These calculations are not applicable under our new revenue recognition policy. In addition, some of the items cited in the letter from Ernst & Young are being addressed in connection with our ongoing efforts to prepare for the management’s assessment of our internal control over financial reporting and related attestation by our independent auditors to be required under rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).

     Since June 30, 2004, we have taken certain steps to enhance our internal control over financial reporting. We intend to add additional resources in our financial accounting area, which we believe will improve segregation of duties with respect to our financial accounting. We have taken steps to improve communication between our operations and financial accounting areas by having periodic meetings to discuss operational changes and practice transitions, and by appointing representatives of both areas to our Disclosure Committee that considers disclosure to be included in periodic reports we file with the SEC. We also have formed a committee that includes representatives of our operations, legal and financial accounting areas to discuss and assess periodically our pending litigation with affiliated practices and assets associated with inactive practices. We continue to further document and enhance our controls and procedures, but we have not yet completed the testing of their operating effectiveness.

Section 404 Assessment and Attestation

The SEC has adopted rules under Section 404 that require that we include in our Annual Report on Form 10-K (beginning with our 2004 Form 10-K) a report by OCA’s management about its assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year (the “Management Assessment”), including a statement as to whether or not our internal control over financial reporting is effective. We must also include in the Form 10-K an attestation report by our independent auditors on the Management Assessment (the “Attestation”). Management is not permitted to conclude that our internal control over financial reporting is effective if there are one or more material weaknesses in our internal control over financial reporting, and we must disclose any material weaknesses identified. The SEC issued an exemptive order on November 30, 2004 that granted certain public companies, including OCA, up to an additional 45 days to file their Management Assessment and related Attestation in connection with their 2004 Annual Report on Form 10-K. In order to take advantage of this extension, OCA must file its 2004 Form 10-K within the SEC’s prescribed time limit and note in the Form 10-K that the Management Assessment and Attestation have been omitted, and then file an amendment to the Form 10-K which includes the Management Assessment and Attestation by May 2, 2005. We currently anticipate that we will seek to take advantage of this extension in order to provide additional time for us and our independent auditors to prepare for the Management Assessment and Attestation.

We are in the process of documenting and testing our internal control over financial reporting in connection with the Management Assessment and related Attestation for our 2004 Form 10-K. We have devoted significant resources to this process and have engaged outside consultants to advise us. We have not completed the testing of the operating effectiveness of these controls and procedures, which may indicate deficiencies and weaknesses that need to be remediated. We may be unable to remediate these deficiencies and weaknesses before the deadline for the Management Assessment. We have experienced delays in completing our preparations for the Management Assessment and Attestation, and we have very limited time remaining to complete the preparations. Our current plan and timeline for this project contains many time-critical milestones. We may not meet these milestones, which could prevent us from achieving our goal. Our independent auditors advised us and our Audit Committee that they had serious concerns that we would not be in a position to complete our Management Assessment on a timely basis. If we do not timely complete the Management Assessment, our independent auditors might not have sufficient time to successfully test our internal control over financial reporting in connection with their Attestation before the filing deadline for the Management Assessment and Attestation. We are working to meet these deadlines, but we cannot assure you that we will be able to do so.

During the Section 404 process, we may identify one or more material weaknesses in our internal control over financial reporting, and we may be unable to remediate those weaknesses before the Management Assessment. We cannot assure you that our management will conclude that our internal control over financial reporting is effective. Our independent auditors may not be satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, and they may decline to attest to management’s assessment or may issue a qualified attestation report. If any of these events were to occur, it could subject us to regulatory scrutiny and could lessen investor confidence in the reliability of our internal control over financial reporting. We also expect that the evaluation, documentation and testing process and any required remediation will increase our accounting, legal and other expenses and will require a significant amount of our management’s time and attention.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     OCA and its subsidiary OrthAlliance are engaged in litigation with a number of Inactive Practices. Before OCA agreed to acquire OrthAlliance in November 2001, OCA anticipated that some portion of OrthAlliance’s affiliated practices would oppose the transaction. A description of actions brought by certain OrthAlliance affiliated practices and the claims in these actions is contained in Item 3 of Part I to OCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

     On April 23, 2002, Dr. David C. Hobson filed an action in the U.S. District Court for the Eastern District of California against OCA and its subsidiary, alleging that OCA breached its business services agreement with Dr. Hobson, breached an alleged fiduciary duty to Dr. Hobson and committed allegedly unfair business practices. On August 9, 2002, OCA filed a counterclaim against Dr. Hobson seeking contract and equitable damages. The case was tried from July 13 to August 13, 2004. The jury in the case rendered a verdict in favor of OCA on Dr. Hobson’s claim that OCA breached its fiduciary duty, but found that OCA had breached a provision of Dr. Hobson’s business services agreement and awarded Dr. Hobson approximately $82,000 in damages. On September 14, 2004, the court entered an amended judgment awarding $301,000 in damages to OCA in connection with its counterclaims against Dr. Hobson. On November 23, 2004, the court granted Dr. Hobson’s motion for attorneys fees in the amount of approximately $485,000, and denied OCA’s motions for attorneys fees and changes in the amounts previously awarded to OCA and Dr. Hobson. OCA is considering an appeal of these rulings. On September 28, 2004, OCA filed an action against Dr. Hobson seeking payment of approximately $80,000 of indebtedness owed to OCA by Dr. Hobson under three promissory notes.

     On May 22, 2001, Dr. T. Barry Clower, and his professional corporation filed an action in the U.S. District Court for the Northern District of Georgia against OrthAlliance, alleging OrthAlliance had breached its service agreement with Dr. Clower’s practice and that the agreement violated Georgia’s prohibition of the corporate practice of dentistry. On September 24, 2004, the court ruled in favor of OrthAlliance that the service agreement between OrthAlliance and Dr. Clower’s practice is legal and enforceable and does not violate Georgia law governing the practice of dentistry. The court also ruled that the parties’ covenants not to compete were reasonable and enforceable against Dr. Clower. In addition, the court held that Dr. Clower’s practice breached his service agreement with OrthAlliance and that OrthAlliance is owed damages for such breach. The court rejected Dr. Clower’s claim that OrthAlliance had breached his service agreement. The court also held that OrthAlliance could enforce over $200,000 of promissory notes owed by Dr. Clower’s practice to OrthAlliance.

     Because litigation is inherently uncertain, we cannot assure you that OCA or its subsidiaries will prevail in any of these or other lawsuits, nor can we estimate with reasonable certainty the amount of damages we might incur or the amount of any award we might receive. OCA and its affiliated practices are, and from time to time may become, party to other litigation or administrative proceedings which arise in the normal course of business. Regardless of the outcome of such litigation and proceedings, they could be costly and time-consuming and could divert the time and attention of our senior management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of OCA stockholders was held on August 26, 2004. At this meeting, the following matters were voted upon by OCA stockholders:

(a)	Name change of Orthodontic Centers of America, Inc. to OCA, Inc.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against	Non-Votes
44,039,431	320,843	124,316

(b)	Stockholder proposal that OCA adopt a policy that independent directors would constitute two-thirds of the Board of Directors.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against	Non-Votes
190,664	15,511,842	18,668,662

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit number	Description
3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.3	Certificate of Ownership and Merger merging OCA, Inc., a wholly-owned subsidiary of the Registrant, with and into the Registrant (incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on August 30, 2004 (File No. 001-13457))

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.2	Rights Agreement, dated as of March 3, 2004, including as Exhibit A the form of

Exhibit number	Description
Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the summary of Rights to Purchase Preferred Shares (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed on March 4, 2004 (File No. 001-13457))

4.3	Amendment to Rights Agreement, dated as of May 27, 2004, between Orthodontic Centers of America, Inc. and EquiServe Trust Company, N.A (incorporated by reference to exhibits filed with the Registrant’s Amendment to Registration Statement on Form 8-A/A filed on May 28, 2004 (File No. 001-13457))

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc. (incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Lease Agreement, dated August 4, 2004, between Orthodontic Centers of Florida, Inc. and CDB, LLC

31.1	Certification of the Chief Executive Officer of OCA, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of OCA, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of OCA, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of OCA, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

     On July 26, 2004, we filed a current report on Form 8-K/A, reporting information under “Item 4. Changes in Registrant’s Certifying Accountants” and “Item 7. Financial Statements and Exhibits” and on August 30, 2004, we filed a current report on Form 8-K, reporting information under “Item 8.01. Other Events” and “Item 9.01. Financial Statements and Exhibits.” During the three months ended September 30, 2004, we also furnished a current report on Form 8-K on August 10, 2004 reporting information under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

OCA, Inc.
(Registrant)

Date: December 23, 2004	/s/ Bartholomew F. Palmisano, Sr.

Bartholomew F. Palmisano, Sr.
Chairman of the Board, President
and Chief Executive Officer

/s/ David E. Verret

David E. Verret
Senior Vice President of Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description
3.1	Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.2	Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

3.3	Certificate of Ownership and Merger merging OCA, Inc., a wholly-owned subsidiary of the Registrant, with and into the Registrant (incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed on August 30, 2004 (File No. 001-13457))

4.1	Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration Statement No. 33-85326)

4.2	Rights Agreement, dated as of March 3, 2004, including as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc., as Exhibit B the form of Rights Certificate and as Exhibit C the summary of Rights to Purchase Preferred Shares (incorporated by reference to exhibits filed with the Registrant’s Registration Statement on Form 8-A filed on March 4, 2004 (File No. 001-13457))

4.3	Amendment to Rights Agreement, dated as of May 27, 2004, between Orthodontic Centers of America, Inc. and EquiServe Trust Company, N.A (incorporated by reference to exhibits filed with the Registrant’s Amendment to Registration Statement on Form 8-A/A filed on May 28, 2004 (File No. 001-13457))

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Orthodontic Centers of America, Inc. (incorporated by reference to exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Lease Agreement, dated August 4, 2004, between Orthodontic Centers of Florida, Inc. and CDB, LLC

31.1	Certification of the Chief Executive Officer of OCA, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of OCA, Inc. pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of OCA, Inc. pursuant to 18 U.S.C. §

Exhibit number	Description
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer of OCA, Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002